Form 10-Q
period 1996-03-31
CATALINA LIGHTING INC
filed 1996-05-14
CIK 822665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ____________________

                          Commission file number 1-9917

                             CATALINA LIGHTING, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
         --------------------------------------------------------------
                     (I.R.S. Employer Identification Number)

              18191 NW 68TH AVENUE, MIAMI, FLORIDA           33015
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 558-4777
         --------------------------------------------------------------
               Registrant's telephone number, including area code

         Former name, former address and former fiscal year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON MAY 7, 1996: 7,020,087 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
           Condensed consolidated balance sheets -
             March 31, 1996 and September 30, 1995.....................   3-4

           Condensed consolidated statements of operations -
             Three and six months ended March 31, 1996 and 1995........   5

           Condensed consolidated statements of cash flows -
             Six months ended March 31, 1996 and 1995..................   6-7

           Notes to condensed consolidated financial statements........   8-11

           Management's discussion and analysis of financial
             condition and results of operations........................  12-20


PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings....................................  21

           ITEM 4  Submission of Matters to a Vote of Security Holders..  21

           ITEM 6  Exhibits and Reports on Form 8-K.....................  21

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   MARCH 31,      SEPTEMBER 30,
                 ASSETS                               1996            1995
               ----------                        -------------    -------------
                                                  (Unaudited)           *
Current assets
  Cash and cash equivalents....................   $      210       $      807
  Accounts receivable, net of
    allowances of $6,545 and $4,934,
    respectively...............................       26,745           31,747
  Inventories..................................       38,866           40,306
  Other current assets.........................        4,809            3,963
                                                  ----------       ----------
          Total current assets  ...............       70,630           76,823
Property and equipment, net....................       25,494           20,049

Restricted cash equivalents and short-term
    investments................................        2,036            6,339
Goodwill, net..................................       11,559           11,777
Deferred costs, net............................        2,107            3,149
Other assets...................................        1,874            1,914
                                                  ----------       ----------
                                                  $  113,700       $  120,051
                                                  ==========       ==========

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                   MARCH 31,      SEPTEMBER 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY             1996            1995
     ------------------------------------        -------------    -------------
                                                  (Unaudited)           *

Current liabilities
  Notes payable - credit lines.................   $    1,478       $    1,604
  Accounts and letters of credit payable.......       18,703           23,295
  Current maturities of bonds payable..........          970              970
  Other current liabilities....................        4,504            4,743
                                                  ----------       ----------
        Total current liabilities..............       25,655           30,612

Notes payable - credit lines...................       23,566           26,100
Convertible subordinated notes.................        7,600            7,600
Bonds payable..................................       11,065           10,966
Other liabilities..............................        2,701            2,644
                                                  ----------       ----------
        Total liabilities......................       70,587           77,922
                                                  ----------       ----------
Commitments and contingencies

Stockholders' equity
  Common stock.................................           70               70
  Additional paid-in capital...................       25,925           25,894
  Retained earnings............................       17,118           16,165
                                                  ----------       ----------
          Total stockholders' equity...........       43,113           42,129
                                                  ----------       ----------
                                                  $  113,700       $  120,051
                                                  ==========       ==========

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    MARCH 31,                 MARCH 31,
                                             ------------------------  ------------------------
                                                 1996         1995         1996        1995
                                             -----------  -----------  -----------  -----------
Net sales...............................      $  40,921    $  41,903    $  91,101    $   86,561

Cost of sales...........................         33,369       34,893       75,360        70,866
                                              ---------    ---------    ---------    ----------
Gross profit............................          7,552        7,010       15,741        15,695

Selling, general and administrative
  expenses..............................          6,324        5,926       12,887        11,732
                                              ---------    ---------    ---------    ----------
Operating income........................          1,228        1,084        2,854         3,963
                                              ---------    ---------    ---------    ----------
Other income (expenses)
  Interest expense......................           (745)        (873)      (1,541)       (1,578)
  Other income..........................            125          138          275           303
                                              ---------    ---------    ---------    ----------
      Total other income (expenses).....           (620)        (735)      (1,266)       (1,275)
                                              ---------    ---------    ---------    ----------

Income before income taxes..............            608          349        1,588         2,688

Income tax provision....................            243          123          635           947
                                              ---------    ---------    ---------    ----------
Net income..............................      $     365    $     226    $     953    $    1,741
                                              =========    =========    =========    ==========
Weighted average number of
  shares outstanding
       Primary                                    7,791        7,870        7,803         7,926
       Fully diluted                              7,821        7,870        7,803         7,926

Earnings per share
       Primary                                $     .05    $     .03    $     .13    $      .22
       Fully diluted                          $     .05    $     .03    $     .12    $      .22

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                          1996            1995
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................      $    953        $  1,741
   Adjustments for non-cash items.................................         4,539           1,251
   Change in assets and liabilities...............................          (283)        (17,304)
                                                                        --------        --------

   Net cash provided by (used in) operating activities..........           5,209         (14,312)
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures, net......................................        (7,311)         (2,943)
   Payments for acquisitions......................................             -            (462)
   Decrease in restricted cash equivalents and short-term
     investments..................................................         4,303               -
   Return of funds escrowed in conjunction
     with the acquisition of Go-Gro...............................             -           1,904
   Collection of receivable from shareholder......................             -           1,837
   Payment to affiliated company..................................             -          (1,837)
                                                                        --------        --------

   Net cash provided by (used in) investing activities............        (3,008)         (1,501)
                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock.......................           31             198
  Proceeds from other liabilities..................................            -           1,437
  Payments on other liabilities....................................         (268)           (358)
  Proceeds from issuance of bonds..................................           99               -
  Proceeds from notes payable - credit lines.......................       30,666          19,000
  Payments on notes payable - credit lines.........................      (33,200)         (5,368)
  Net payments on notes payable - credit lines
     due on demand.................................................         (126)           (755)
  Return of restricted cash........................................            -             477
                                                                        --------        --------
  Net cash provided by (used in) financing activities..............       (2,798)         14,631
                                                                        --------        --------
  Net increase (decrease) in cash and cash equivalents.............         (597)         (1,182)

  Cash and cash equivalents at beginning of period.................          807           3,053
                                                                        --------        --------
  Cash and cash equivalents at end of period.......................     $    210        $  1,871
                                                                        ========        ========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                   SIX MONTHS ENDED
                                                        MARCH 31,
                                                   ----------------
                                                    1996      1995
                                                   ------    ------
                                                    (IN THOUSANDS)

               Cash paid for:
                 Interest                          $1,619    $1,451
                 Income taxes                      $2,183    $1,498

         During the six months ended March 31, 1996 and 1995, total capital lease obligations incurred for new office and warehouse equipment aggregated $76,000 and $110,000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report for the fiscal year ended September 30, 1995 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           In the opinion of management, all adjustments, which consist mostly of normal, recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 1996 may not necessarily be indicative of operating results to be expected for the full fiscal year due, in part, to seasonal fluctuations in the Company's business and changes in economic conditions.

           Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

2.         INVENTORIES

           Inventories consisted of the following:

                                             MARCH 31,            SEPTEMBER 30,
                                                1996                   1995
                                           -------------          -------------
                                                       (In thousands)

Raw materials..........................      $   3,768              $   3,535
Work-in-progress.......................          1,055                  1,030
Finished goods.........................         34,043                 35,741
                                             ---------              ---------
Total Inventories......................      $  38,866              $  40,306
                                             =========              =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.         PROPERTY AND EQUIPMENT, NET

         During the 1995 fiscal year, the Company began construction of a 475,000 square foot facility located near Tupelo, Mississippi to consolidate warehouse operations located in leased facilities in Texas and Massachusetts. The facility became operational on March 15, 1996. The Company completed the move of all inventory from its Texas facility and ceased operations therein effective April 30, 1996. The Company anticipates ceasing the warehousing operations located in Massachusetts by September 30, 1996. As of March 31, 1996, $8.9 million had been expended for the building and underlying land, and $2.7 million on machinery and equipment for the facility. Total cost for the facility and related equipment is estimated at $12.3 million. The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at March 31, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line. The unused portion of the $10.5 million bond proceeds and $825,000 in sinking fund payments represent the restricted cash equivalents and short-term investments reflected in the balance sheet at March 31, 1996.

         Shenzhen Jiadianbao Electrical Products Co., Ltd. (SJE), a subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City (BNLP) entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-an County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above-described land until January 18, 2042. The land Use Rights are non-transferable. Land costs approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. At an estimated average construction price of $9.00 per square foot, construction costs should approximate $10,728,000. The $10,728,000 includes approximately $1,600,000 for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in two installments of approximately $800,000 on October 31 and December 31, 1996. Construction on the first phase of the factory (170,000 square feet) is estimated to be completed in August 1996. SJE plans to file an application to reduce the amount of square footage required to be constructed by approximately 50% (and reduce the MCFF proportionately). The outcome of the application cannot be presently determined.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       NOTES PAYABLE - CREDIT LINES

         On March 15, 1996 and December 28, 1995 the Company amended its $65 million domestic credit facility with a group of commercial banks. Such amendments extended the maturity date of the facility through March 31, 1999, increased the interest rate on loans, provided for quarterly principal payments of $950,000 commencing June 1, 1997 on the $7.6 million non-revolving loan portion of the credit facility, revised certain covenants and subjected borrowings to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. receivables and inventory. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus 2.2% through June 30, 1996 or subsequent to June 30, 1996, at either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels with the exception of the non-revolving loan which bears interest, payable monthly, at the prime rate plus 1%.

5.       CONTINGENCIES

         On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contends that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships. On June 11, 1992, the court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleges damages for in excess of $1 million arising out of actions which the Company alleges constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. On December 21, 1992, Mr. Browder filed his Answer denying the allegations of the Counterclaim. On March 1, 1993, Mr. Browder voluntarily dismissed Count II of his Complaint which sought a Declaratory Judgment. In June, 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel which reduced the claims for damages against the Company to $3,000,000.

         The case is presently in the discovery stages. The Company's legal counsel has opined that, based on their understanding of the facts, the legal elements necessary to justify a termination of John Browder's employment for "Cause" existed at the time his employment was terminated. Thus, the Company believes that the possibility is remote that any amounts claimed to be due by Mr. Browder will be paid by the Company. Accordingly, no provisions for any amounts which Mr. Browder claims are owed under his employment agreement nor any liability that may result from this litigation have been recorded in the accompanying condensed consolidated financial statements.

         On February 23, 1993, Dana Lighting, a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       CONTINGENCIES (CONTINUED)

damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. Dana believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. Dana intends to defend this case vigorously. The Company believes that the possibility is remote that any significant damages will be paid by the Company in connection with this litigation. Accordingly, no provision for any liability that may result from this litigation has been recorded in the accompanying condensed consolidated financial statements.

         The Company is also a defendant in other legal proceedings arising in the normal course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of these other legal proceedings will not have an adverse effect on the Company.

6.       SUBSEQUENT EVENT

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of net shipments of Westinghouse products. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In the following comparison of the results of operations, the three and six month periods ended March 31, 1996 and 1995 are referred to as 1996 and 1995, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Net sales and gross profit for 1996 were $40.9 million and $7.6 million, respectively, as compared to $41.9 million and $7.0 million, respectively, for 1995. The Company generated net income of $365,000 ($.05 per share) in 1996 compared to net income of $226,000 ($.03 per share) in 1995.

         In 1996, Kmart accounted for 2.7% of the Company's net sales while its affiliate accounted for 8.7% of net sales. In addition, in 1996, Home Depot accounted for 10.5% of net sales. In 1995, the respective percentages of net sales for Kmart, the affiliates of Kmart and Home Depot were 3.8%, 12.7% and 7.1%.

DISTRIBUTION

         Distribution operations contributed pre-tax income of approximately $1.2 million in 1996 and $1.5 million in 1995.

         Net sales from distribution operations aggregated $35.0 million in 1996, as compared to $36.8 million in 1995. The $1.8 million decrease in net sales is reflective of the difficult retail environment and results from lower sales made to certain large customers which are experiencing financial difficulties and an increase in sales incentives and allowances. The sales decrease is attributable to a decline in the overall average selling price per unit, reflecting a shift in the product mix. Sales of functional lighting/lamps accounted for 60% of sales in 1996 compared to 54% in 1995.

         Gross profit from distribution operations increased to $6.3 million in 1996 from $6.2 million in 1995. As a percentage of net sales, gross profit from distribution operations was 18.1% and 17.0% for 1996 and 1995, respectively. The increase in gross profit, both as a percentage of net sales and in total dollars, is due to an improvement in margins earned on warehouse sales of all products attributable in part to the addition of new product lines which more than offset the higher sales returns and incentives and lost contribution to gross profit as a result of decreased sales. Additional sales incentives and allowances were provided to expand lighting programs with existing customers and as a result of competitive pressures.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $4.6 million in 1996, as compared to $4.4 million in 1995. The added SG&A reflects $114,000 related to Mexican operations which commenced during fiscal 1996 and an $87,000 increase in depreciation and amortization on property and equipment.

         Interest expense on distribution-related financing rose to $522,000 in 1996 from $462,000 in 1995 due to additional average outstanding borrowings and a higher weighted average cost of funds.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MANUFACTURING

         Excluding certain administrative costs incurred at the corporate headquarters, in 1996 the Company's manufacturing operations recorded a pretax loss of $638,000. This compares to a pretax loss of $1.1 million in 1995.

GO-GRO

         On a pre-tax basis, Go-Gro lost $83,000 in 1996 while reporting a pretax loss of $565,000 in 1995. Sales by Go-Gro to non-related companies, the majority of which were made in the European market, increased by $1.2 million, or 28%, in 1996 to $5.3 million. Intercompany sales by Go-Gro to the Company and its subsidiaries, which are eliminated for financial statement purposes, were $4.1 million in 1996 and $4.8 million in 1995. Gross profit increased in total dollars in 1996 by $307,000 to $1.4 million as a result of increased sales.

         SG&A expenses decreased by $54,000 to $1.3 million. Interest expense declined in 1996 by $151,000 due to lower outstanding borrowings.

MERIDIAN

         The pretax loss for Meridian was $555,000 for both 1996 and 1995. Net sales decreased to $611,000 in 1996 from $952,000 in 1995 due to lower unit sales. The commencement of sales and the initial roll out of the Meridian product line in 1995 to its customers' retail outlets enabled Meridian to record the largest quarterly sales amount in its history during such period. Placements of Meridian product with retailers (and consequently, sales) in 1996 were at less than expected levels.

         Cost of sales in 1996 was $896,000. The less than expected sales volume for Meridian during the period contributed to the following factors increasing costs of sales during 1996:

         (1) unplanned manufacturing variances arising principally from significant underutilization of plant capacity;

         (2) unit production that has exceeded unit sales to date, resulting in additional storage expenses and a provision for excess inventory;

         (3)      costs required to develop new products.

         Cost of sales exceeded sales by $280,000 in 1995 due entirely to manufacturing inefficiencies related to the start-up nature of Meridian's operations during this period.

         Other expenses for 1996 and 1995 were $270,000 and $275,000, respectively, consisting mostly of the amortization of start-up costs, marketing and merchandising expenses, and interest expense.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX PROVISION

         The effective income tax rates for 1996 and 1995 were 40% and 35.2%, respectively. The higher effective tax rate for 1996 reflects the impact on projected pretax income for 1996 of amounts expensed by the Company for financial statement purposes which are not deductible for tax purposes (consisting primarily of goodwill amortization and interest incurred by certain foreign subsidiaries), which have the effect of increasing the effective tax rate.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1996 AND 1995

         Net sales and gross profit for 1996 were $91.1 million and $15.7 million, respectively, as compared to $86.6 million and $15.7 million, respectively, for 1995. The Company generated net income of $953,000 ($.12 per share) in 1996 compared to net income of $1.7 million ($.22 per share) in 1995.

         In 1996, Kmart accounted for 3.9% of the Company's net sales while its affiliate accounted for 8.1% of net sales. In 1995, the respective percentages of net sales for Kmart, and its affiliates were 4.4% and 11.7%.

DISTRIBUTION

         Distribution operations contributed pre-tax income of approximately $2.8 million in 1996 and $4.1 million in 1995.

         Net sales from distribution operations aggregated $78.0 million in 1996, as compared to $75.8 million in 1995. The $2.2 million increase in net sales reflects additional gross sales in Canada of $1.9 million and increased unit sales of functional lighting/lamps shipped directly from the Orient to new and existing customers. The increase in net sales was partially offset by an increase in sales returns and allowances. Sales of functional lighting/lamps accounted for 64% of sales in 1996 compared to 55% in 1995.

         Gross profit from distribution operations declined to $13.3 million in 1996 from $13.6 million in 1995. As a percentage of net sales, gross profit from distribution operations was 17.0% and 17.9% for 1996 and 1995, respectively. The decrease in gross profit, both as a percentage of net sales and in total dollars, is mostly attributable to increased sales incentives and allowances which offset the incremental contribution to gross profit of higher sales and better margins earned on sales of lamps. Such additional sales incentives and allowances are provided to acquire new customers, to expand lighting programs with existing customers and as a result of increased competitive pressures. The provision for sales incentives and allowances increased by approximately $2.7 million from 1995 to 1996.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $9.4 million in 1996, as compared to $8.8 million in 1995. The added SG&A is comprised of increases in merchandising and customer display costs ($219,000), depreciation and amortization of property and equipment ($170,000), professional fees ($149,000) and factoring costs related to the insurance of additional customer accounts ($140,000).

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense on distribution-related financing rose to $1.1 million in 1996 from $889,000 in 1995 due to additional average outstanding borrowings and a higher weighted average cost of funds.

MANUFACTURING

         Manufacturing operations began in August 1994 with the acquisition of Go-Gro Industries Limited ("Go-Gro") and in mid-December 1994 with the commencement of sales by the Company's wholly-owned subsidiary, Meridian Lamps, Inc. ("Meridian"). Excluding certain administrative costs incurred at the corporate headquarters, in 1996 the Company's manufacturing operations recorded a pretax loss of $1.2 million. This compares to a pretax loss from manufacturing operations of $1.4 million in 1995.

GO-GRO

         On a pre-tax basis, Go-Gro lost $91,000 in 1996 while reporting a pretax loss of $750,000 in 1995. Sales by Go-Gro to non-related companies primarily located in Europe, increased by $2.4 million, or 25%, in 1996 to $12.0 million. Intercompany sales by Go-Gro to the Company and its subsidiaries, which are eliminated for financial statement purposes, were $9.4 million in 1996 and $10.2 million in 1995. Gross profit increased in total dollars in 1996 by $526,000 to $3.0 million as a result of increased sales.

         SG&A was $2.9 million for 1996, up $177,000 from 1995 due to added payroll and benefits related to new employees hired to pursue additional sales in the European market. Interest expense declined in 1996 by $245,000 due to lower outstanding borrowings while other income increased by $73,000, mostly reflecting the sale of certain intangible assets.

MERIDIAN

         Meridian's pretax loss of $627,000 for 1995 is not comparable to the pretax loss of $1.1 million for 1996 as Meridian did not commence operations until mid December 1994. Net sales for Meridian were $1.1 million in 1996 and 1995.

    Cost of sales for 1996 was $1.7 million. The less than expected sales volume for Meridian during the period contributed to the following factors increasing costs of sales during 1996:

    (1) unplanned manufacturing variances arising principally from significant underutilization of plant capacity;

    (2) unit production that has exceeded unit sales to date, resulting in additional storage expenses and a provision for excess inventory;

    (3)  costs required to develop new products.

         Cost of sales exceeded sales in 1995 by $280,000 due entirely to manufacturing inefficiencies related to the start up nature of Meridian's operations during this period.

         Meridian's remaining expenses for 1996 increased by $212,000 from 1995 as Meridian was operational for six months in 1996 as compared to only three months in 1995.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX PROVISION

         The effective income tax rates for 1996 and 1995 were 40% and 35.2%, respectively. The higher effective tax rate for 1996 is due to the same reasons cited in the comparison of the three months ended March 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its liquidity requirements for the remainder of fiscal 1996.

CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 1996

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $597,000 from September 30, 1995 to March 31, 1996.

         Net cash of $5.2 million was provided by operating activities. Such cash was used to pay down borrowings from credit lines and to pay for certain capital expenditures.

         Capital expenditures during the period aggregated $7.3 million, and included additional construction costs of $2.2 million for the Tupelo warehouse and the purchase of $2.7 million in equipment and computer software for such warehouse (for the most part financed by the issuance in May 1995 of a series of State of Mississippi Variable Rate Industrial Revenue Development Bonds) and $1.4 million in costs incurred by Go-Gro for the construction of factory buildings, dormitories and offices and the purchase of machinery, molds and equipment.

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 commencing on June 1, 1997 on the non-revolving loan. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or LIBOR plus 2.2% through June 30, 1996 or subsequent to June 30, 1996 at either prime or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At March 31, 1996, the Company had used $36 million under its credit facility.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.2 million and $4.6 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits dividends that may be paid to the Company to 40% of Go-Gro's earnings but does not limit advances or loans from Go-Gro to the Company. The aggregate amounts available for borrowing under the Canadian and Hong Kong facilities at March 31, 1996 were $772,000 and $1.9 million, respectively.

         The Company has outstanding $7.6 million of 8% convertible subordinated notes due on March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $7.31 per share, subject to certain anti-dilution adjustments as defined in the Note Agreement, at any time prior to maturity. The notes are subordinated in right of payments to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments on or after March 15, 1996. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the Note Agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and the purchase or retirement of any shares of capital stock or other capital distributions.

         During the 1995 fiscal year, the Company began construction of a 475,000 square foot facility located near Tupelo, Mississippi to consolidate warehouse operations located in leased facilities in Texas and Massachusetts. The facility became operational on March 15, 1996. The Company completed the move of all inventory from its Texas facility and ceased operations therein effective April 30, 1996. The Company anticipates ceasing the warehousing operations located in Massachusetts by September 30, 1996. As of March 31, 1996, $8.9 million had been expended for the building and underlying land, and $2.7 million on machinery and equipment for the facility. Total cost for the facility and related equipment is estimated at $12.3 million. The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at March 31, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line. The unused portion of the $10.5 million bond proceeds and $825,000 in sinking fund payments represent the restricted cash equivalents and short-term investments reflected in the balance sheet at March 31, 1996.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.36% (as of March 31, 1996), and a contractual maturity of 15 years. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit which is not part of the Company's credit line. Principal and interest on the bonds are payable semiannually.

         The Company has $1 million available under a leasing facility with a financial institution to finance the purchase of equipment in the United States.

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The Land Use Rights are non-transferable. Land costs approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. At an estimated average construction price of $9.00 per square foot, construction costs should approximate $10,728,000. The $10,728,000 includes approximately $1,600,000 for a Municipal Coordination Facilities Fee ("MCFF"). Such MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in two installments of approximately $800,000 on October 31 and December 31, 1996. Construction of the first phase of the factory (170,000 square feet) is estimated to be completed in August 1996. SJE plans to file an application to reduce the amount of square footage required to be constructed by approximately 50% (and reduce the MCFF proportionately). The outcome of this application cannot be presently determined.

         The Company serves as an exclusive supplier to Kmart for interior and exterior residential lighting merchandise under an agreement which expires on June 30, 1997. As consideration for this exclusivity agreement, the Company has agreed to provide Kmart with sales discounts of up to $5.6 million which are paid monthly to Kmart based upon prior months' sales. Should aggregate sales to Kmart exceed $100 million during the agreement term, Kmart will be entitled to additional discounts at the rate of 5% on all sales in excess of $100 million. At March 31, 1996, approximately $1.2 million in sales discounts remained available for utilization against future sales by Kmart under the agreement.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (CONTINUED)

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of net shipments of Westinghouse products. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS

         During the fiscal year ended September 30, 1995, approximately 87% (including purchases from Go-Gro) of the products purchased for sale by the Company's distribution operations were imported from China. The continued importation of these products could be affected by any one of several significant trade issues that presently impact U.S. - China relations. These issues and their possible effects are summarized below.

         On June 3, 1995, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1995. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. As occurred last year, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of MFN trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. Various bills have, however, been introduced into Congress to encourage liberalization and promote the return of human rights in China including one that provides that China shall not be granted MFN treatment until Congress so provides by statute. MFN treatment for China was renewed effective July 1995 for an additional year. There is no assurance that Congress will not enact legislation terminating China's MFN status or denying or conditioning the grant of MFN trade status to China in the future. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations.

         On November 30, 1993, the United States Trade Representative ("USTR") placed China on the "priority watch list" under the so-called Special 301 provisions of the Trade Act of 1974 dealing with the protection of intellectual property rights. On June 30, 1994, USTR announced that China had been designated a "priority foreign country" under the "special 301" provisions of the Trade Act of 1974. On February 4, 1995, the USTR announced that the United States would take retaliatory trade action against China if the government did not agree to address intellectual property rights issues. The USTR also published a final list of products comprising $1 billion worth of Chinese exports to the United States which would be subject to increased duties. Products currently manufactured by and for the Company were excluded from the list. On February 26, 1995 the United States and China resolved this dispute when China agreed to close down a number of compact disc plants and take enforcement actions against copyright piracy which was evidenced by the signing of an Intellectual Property Enforcement Agreement (the "IPR Agreement"). On April 30, 1996 USTR designated China as a "priority foreign country" because of its failure to implement the 1995 intellectual

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS - CONTINUED

property enforcement agreement. Because intellectual property enforcement problems are already the subject of an action under Section 301, a new Section 301 investigation will not be initiated. USTR will continue to monitor China's implementation of the 1995 agreement and trade sanctions could be imposed for non-compliance at any time pursuant to a decision by USTR that China is not satisfactorily implementing the 1995 agreement.

         As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, based upon advise of legal counsel, their ultimate resolution will not have a material adverse effect on the Company's financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's Annual Meeting of Stockholders, held on April 9, 1996, the stockholders of 5,799,327 shares, which represented 82.9% of issued and outstanding shares, voted on the following matters:

         (i) to elect Robert Hersh, Dean Rappaport, William Stewart, Henry Latimer, Leonard Sokolow, Robert Wachs and Ryan Burrow to serve as directors of the Company until the 1997 Annual Meeting of Stockholders by a vote of 5,748,927 (82.17%) shares cast for the proposal in favor and 50,400 (.72%) shares against and (ii) to ratify the appointment of Deloitte & Touche LLP to serve as the Company's auditors for the fiscal year ending September 30, 1996 by a vote of 5,771,803 (82.50%) shares cast for the proposal in favor, 12,124 (.17%) shares against and 15,400 (.22%) abstained.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.131 Seventh Amendment to third Amended and Restated Credit Agreement dated March 18, 1996, between Catalina Lighting, Inc. and Sun Trust Bank, Central Florida, National Association.

         10.132 Third Amendment to Letter of Credit Agreement dated March 27, 1996 between Catalina Industries, Inc. d/b/a Dana Lighting and SunTrust Bank, Central Florida, National Association f/k/a Sun Bank, National Association.

         10.133 Third Amendment to Employment Agreement dated April 1, 1996 between Catalina Lighting, Inc. and Janet P. Ailstock.

         10.134 License Agreement dated April 26, 1996 between Westinghouse Electric Corporation and Catalina Lighting, Inc.

         11          Schedule of Computation of Earnings per Share


(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s/ DEAN S. RAPPAPORT
                                       -----------------------------------------
                                       Dean S. Rappaport
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer

                                       /s/ DAVID W. SASNETT
                                       -----------------------------------------
                                       David W. Sasnett
                                       Vice President of Finance, Controller and
                                       Chief Accounting Officer

Date: May 14, 1996