Form 10-Q
period 1996-06-30
CATALINA LIGHTING INC
filed 1996-08-14
CIK 822665

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1996
                               -------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to __________________

                          Commission file number 1-9917

                             CATALINA LIGHTING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
              ----------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
              ----------------------------------------------------
                     (I.R.S. Employer Identification Number)

                   18191 NW 68TH AVENUE, MIAMI, FLORIDA 33015
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 558-4777
              ----------------------------------------------------
               Registrant's telephone number, including area code

              ----------------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON AUGUST 5, 1996: 7,063,587 SHARES.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                        -------
           Condensed consolidated balance sheets -
             June 30, 1996 and September 30, 1995...............................         3-4

           Condensed consolidated statements of operations -
             Three and nine months ended June 30, 1996 and 1995.................         5

           Condensed consolidated statements of cash flows -
             Nine months ended June 30, 1996 and 1995...........................         6-7

           Notes to condensed consolidated financial statements.................         8-11

           Management's discussion and analysis of financial
             condition and results of operations................................         12-20


PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings............................................         21

           ITEM 4  Submission of Matters to a Vote of Security Holders..........         21

           ITEM 6  Exhibits and Reports on Form 8-K.............................         21



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        JUNE 30,                  SEPTEMBER 30,
                           ASSETS                                         1996                        1995
                         ----------                               -----------------------      ----------------------
                                                                      (Unaudited)                      *
Current assets

  Cash and cash equivalents.................................     $                  466       $                807
  Accounts receivable, net of
    allowances of $6,491 and $4,934,
    respectively............................................                     27,186                     31,747
  Inventories...............................................                     39,982                     40,306
  Other current assets......................................                      5,580                      3,963
                                                                 -----------------------      ----------------------
          Total current assets  ............................                     73,214                     76,823
Property and equipment, net.................................                     25,772                     20,049

Restricted cash equivalents and short-term

    investments.............................................                        247                      6,339
Goodwill, net...............................................                     11,451                     11,777
Deferred costs, net.........................................                      1,907                      3,149
Other assets................................................                      2,021                      1,914
                                                                 =======================      ======================
                                                                 $              114,612       $            120,051
                                                                 =======================      ======================



(continued on page 4)




                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                        JUNE 30,                  SEPTEMBER 30,
            LIABILITIES AND STOCKHOLDERS' EQUITY                          1996                        1995
          ----------------------------------------                ----------------------       ----------------------
                                                                      (Unaudited)                       *
Current liabilities

  Notes payable - credit lines..............................       $             1,541         $              1,604
  Accounts and letters of credit payable....................                    24,077                       23,295
  Current maturities of bonds payable.......................                       970                          970
  Other current liabilities.................................                     5,132                        4,743
                                                                 ----------------------        ----------------------
        Total current liabilities...........................                     31,720                      30,612

Notes payable - credit lines................................                     19,155                      26,100
Convertible subordinated notes..............................                      7,600                       7,600
Bonds payable...............................................                     10,165                      10,966
Other liabilities...........................................                      2,725                       2,644
                                                                 -----------------------      ----------------------
        Total liabilities...................................                     71,365                      77,922
                                                                 -----------------------      ----------------------
Commitments and contingencies

Stockholders' equity
  Common stock..............................................                         71                          70
  Additional paid-in capital................................                     26,040                      25,894
  Retained earnings.........................................                     17,136                      16,165
                                                                 -----------------------      ----------------------
          Total stockholders' equity........................                     43,247                      42,129
                                                                 -----------------------      ----------------------
                                                                   $            114,612          $          120,051
                                                                 =======================      ======================


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.




                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           JUNE 30,                                  JUNE 30,

                                             -------------------------------------     -------------------------------------
                                                   1996                1995                  1996                1995
                                             -----------------   -----------------     -----------------    ----------------
Net sales...............................        $      43,882         $    38,878          $    134,983         $   125,439

Cost of sales...........................               36,664              34,048               112,024             104,821
                                             -----------------   -----------------     -----------------    ----------------
Gross profit............................                7,218               4,830                22,959              20,618

Selling, general and administrative
  expenses..............................                6,226              5,981                 19,113              17,806
                                             -----------------   -----------------
                                                                                       -----------------    ----------------
Operating income (loss).................                  992             (1,151)                 3,846               2,812
                                             -----------------   -----------------     -----------------    ----------------
Other income (expenses)
  Interest expense......................                (892)               (969)               (2,433)             (2,547)
  Other income (expenses)...............                 (70)               (106)                   205                 197
                                             -----------------   -----------------     -----------------    ----------------
      Total other income (expenses).....                (962)              (1,075)              (2,228)             (2,350)
                                             -----------------   -----------------     -----------------    ----------------

Income (loss) before income taxes.......                   30             (2,226)                 1,618                 462

Income tax provision (benefit)..........                   12               (762)                   647                 185
                                             -----------------   -----------------     -----------------    ----------------
Net income (loss).......................       $           18       $     (1,464)          $        971        $        277
                                             =================   =================     =================    ================
Weighted average number of
  shares outstanding
       Primary                                         7,816               6,976                  7,756               7,854
       Fully diluted                                   7,816               6,976                  7,756               7,854

Earnings (loss) per share
       Primary                                    $         -      $        (.21)          $        .13        $        .04
       Fully diluted                              $         -      $        (.21)          $        .13        $        .04



The accompanying notes are an integral part of these condensed consolidated financial statements.



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,

                                                                             -------------------------------------------
                                                                                   1996                     1995
                                                                             -----------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income.....................................................                     971                       277
   Adjustments for non-cash items.................................                   6,736                     3,355
   Change in assets and liabilities...............................                   2,204                   (13,928)
                                                                             -----------------        ------------------
   Net cash provided by (used in) operating activities............                   9,911                   (10,296)
                                                                             -----------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net......................................                  (8,259)                   (6,898)
   Payments for acquisitions......................................                        -                     (473)
   Decrease (increase) in restricted cash equivalents and
     short-term investments.......................................                   6,092                   (10,650)
   Return of funds escrowed in conjunction
     with the acquisition of Go-Gro...............................                        -                     1,904
   Collection of receivable from shareholder......................                        -                     1,850
   Payment to affiliated company..................................                        -                    (1,837)
                                                                             -----------------        ------------------
   Net cash provided by (used in) investing activities............                  (2,167)                   (16,104)
                                                                             -----------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock.........................                  132                        208
  Payments on other liabilities......................................                 (408)                      (714)
  Proceeds from issuance of bonds....................................                   99                     11,937
  Payments on bonds..................................................                 (900)                         -
  Proceeds from notes payable - credit lines.........................               36,366                     30,800
  Payments on notes payable - credit lines...........................              (43,311)                   (17,768)
  Net proceeds from (payments on) notes payable - credit lines
     due on demand...................................................                  (63)                        57
  Return of restricted cash..........................................                    -                        477
                                                                             ----------------         -----------------
  Net cash provided by (used in) financing activities...............                (8,085)                    24,997
                                                                             -----------------        ------------------

  Net increase (decrease) in cash and cash equivalents..............                  (341)                    (1,403)

  Cash and cash equivalents at beginning of period..................                   807                      3,053
                                                                             -----------------        ------------------
  Cash and cash equivalents at end of period........................                   466                      1,650
                                                                             =================        ==================

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                             NINE MONTHS ENDED
                                                  JUNE 30,
                                        -----------------------------
                                            1996         1995
                                        -------------    ------------
                                               (IN THOUSANDS)

               Cash paid for:
                  Interest                $    2,481     $     2,281
                  Income taxes            $    2,579     $     1,476



         During the nine months ended June 30, 1996 and 1995, total capital lease obligations incurred for new office and warehouse equipment aggregated $537,000 and $141,000, respectively.

         On June 15, 1995, the Company sold racking and equipment with a net book value of $216,000 receiving as payment a note receivable for $572,000.










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

         In the opinion of management, all adjustments, which consist mostly of normal, recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 1996 may not necessarily be indicative of operating results to be expected for the full fiscal year due, in part, to seasonal fluctuations in the Company's business and changes in economic conditions.

         Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

2.       INVENTORIES

                  Inventories consisted of the following:

                                     JUNE 30,            SEPTEMBER 30,
                                       1996                   1995
                                -------------------   ---------------------
                                              (In thousands)

Raw materials...............    $            4,362                   3,535
Work-in-progress............                 1,126                   1,030
Finished goods..............                34,494                  35,741
                                ===================   =====================
Total Inventories...........     $          39,982    $             40,306
                                ===================   =====================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.         PROPERTY AND EQUIPMENT, NET

         During the 1995 fiscal year, the Company began construction of a 475,000 square foot facility located near Tupelo, Mississippi, to consolidate warehouse operations located in leased facilities in Texas and Massachusetts. The facility became operational on March 15, 1996. The Company completed the move of all inventory from its Texas facility and ceased operations therein effective April 30, 1996. The Company anticipates ceasing the warehousing operations located in Massachusetts in early fiscal 1997. The Company expended $8.9 million for the building and underlying land, and $3.1 million on machinery and equipment for the facility. The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from
2005 to 2010. The bonds bear interest at a variable rate (5.6% at June 30, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line. The unused portion of the $10.5 million bond proceeds and $150,000 in sinking fund payments represent the restricted cash equivalents and short-term investments reflected in the balance sheet at June 30, 1996.

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

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. At an estimated average construction price of $9.50 per square foot, construction costs should approximate $11.3 million. The $11.3 million includes approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in two installments of approximately $800,000 on October 31 and December 31, 1996. The first construction phase (a 170,000 square foot factory and a 60,000 square foot dormitory) is estimated to be completed in December 1996. SJE plans to file an application to (1) reduce the amount of square footage required to be constructed by approximately 33-50% and thereby proportionately reduce the MCFF; (2) allocate the required construction square footage to two parcels - the first parcel containing 230,000 square feet of construction to be completed in December 1996 and the second parcel containing the remainder of the construction to be completed by December 31, 2000; (3) decrease the April 1997 required construction to 230,000 square feet; and (4) make the MCFF payable upon the completion of each applicable factory and/or dormitory building. The outcome of the application cannot be presently determined. The Company used internally generated funds to finance the first phase of the construction and anticipates financing the second phase through either its current banking relationships or by establishing additional banking relationships.

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

         On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, in the United States District Court, Eastern Division of Virginia. The plaintiff in the action contends that the Company has infringed certain of plaintiff's patents in selling its line of flexible flashlights and as such brought action for an unspecified amount of monetary damages and an injunction prohibiting any further acts of infringement. Management believes that damages recoverable by the plaintiff, if any, will not have a material adverse impact on the Company's financial position or results of operations. However, based on the early stages of the litigation, no assurances can be given as to the ultimate outcome. The Company does not believe that its design and sale of flexible flashlights violates the property right of others and the Company intends to defend this case vigorously.

         The Company is also a defendant in other legal proceedings arising in the normal course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of these other legal proceedings will not have an adverse effect on the Company.

6.       COMMITMENT

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products. No payments were due under the agreement for the period from April 26, 1996 to June 30, 1996. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In the following comparison of the results of operations, the three and nine month periods ended June 30, 1996 and 1995 are referred to as 1996 and 1995, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Net sales and gross profit for 1996 were $43.9 million and $7.2 million, respectively, as compared to $38.9 million and $4.8 million, respectively, for 1995. The Company generated net income of $18,000 ($.00 per share) in 1996 compared to a net loss of $1.5 million ($.21 per share) in 1995.

         In 1996, Kmart accounted for 5.7% of the Company's net sales while its affiliate, Builders Square, accounted for 5.8% of net sales. In addition, in 1996 another customer accounted for 10.8% of net sales. However, the 10.8% of net sales represented by this customer includes large initial orders for new items related to an expansion of their functional lighting program, and sales to this customer are not expected to constitute 10% or more of the Company's net sales for the 1996 fiscal year. In 1995, the respective percentages of net sales for Kmart, the affiliate of Kmart and the other customer were 3.5%, 8.0% and 8.0%.

DISTRIBUTION

         Distribution operations contributed pretax income of $9,000 in 1996 as compared to a pretax loss of $1.6 million in 1995.

         Net sales from distribution operations aggregated $35.9 million in 1996, as compared to $30.5 million in 1995. Net sales increased by $5.4 million over the prior year due to $6.9 million in additional sales of functional lighting/lamps, resulting from increased unit sales. The increase in sales of functional lighting reflects expanded programs with existing customers and the addition of new customers. Sales of functional lighting/lamps accounted for 67% of sales in 1996 compared to 57% in 1995. The Company's net sales for its other principal line of products, lighting fixtures, decreased by $1.5 million or 11.6% from 1995 and approximately $2.3 million from either of the previous two quarters of fiscal 1996. Management attributes this decline to soft consumer demand for these products and a weakened customer base arising from the financial difficulties experienced by several of the Company's more significant customers for lighting fixtures.

         Gross profit from distribution operations increased to $5.1 million in 1996 from $3.5 million in 1995. As a percentage of net sales, gross profit from distribution operations was 14.3% and 11.4% for 1996 and 1995, respectively. Incremental contributions from increased sales and an improvement in margins earned on warehouse sales of all product types generated the added gross profit dollars. Gross profit as a percent of net sales increased due to the improvement in margins discussed above and lower provisions for sales returns and incentives as a percentage of net sales, stemming from improved return and incentive experience.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $4.4 million in 1996 and 1995. Decreases in professional fees ($409,000) and merchandising expenses ($88,000) served to offset higher payroll, bonuses and benefits ($196,000), depreciation and amortization of property and equipment ($152,000) and various other expense categories.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

DISTRIBUTION (CONTINUED)

         Interest expense on distribution-related financing increased to $676,000 in 1996 from $613,000 in 1995 due to higher outstanding borrowings and a higher weighted average cost of funds.

MANUFACTURING

         Excluding certain administrative costs incurred at the corporate headquarters, in 1996 the Company's manufacturing operations recorded pretax income of $21,000. This compares to a pretax loss of $647,000 in 1995.

GO-GRO

         On a pretax basis, Go-Gro Industries Limited ("Go-Gro") generated $565,000 in pretax income in 1996 while reporting a pretax loss of $61,000 in 1995. Sales by Go-Gro to non-related companies, the majority of which were made in the European market, decreased by approximately $800,000, or 10.5%, in 1996 to $7.0 million. Total shipments for Go-Gro included intercompany sales by Go-Gro to the Company and its subsidiaries (which are eliminated for financial statement purposes and the profit on such sales deferred until the goods are sold to third parties) of $8.5 million in 1996 and $4.0 million in 1995. Gross profit increased in total dollars in 1996 by $655,000 to $2.3 million as a result of the increase in total shipments.

         SG&A expenses increased by $142,000 to $1.5 million mostly due to added payroll and benefits related to new employees hired to pursue additional sales in the European market and to support the increased sales volume. Interest expense declined in 1996 by $106,000 due to lower outstanding borrowings.

MERIDIAN

         The pretax loss for Meridian Lamps, Inc. ("Meridian") was $544,000 for 1996 and $586,000 for 1995. Net sales increased to $1 million in 1996 from $576,000 in 1995. An additional $305,000 in Meridian product was sold in 1995 through the Company's distribution operations.

         Cost of sales in 1996 was $1.2 million. The following factors increased costs of sales during 1996:

         (1) a sales volume insufficient to avoid significant underutilization of plant capacity resulting in manufacturing variances;

         (2) unit production that has exceeded unit sales to date resulting in additional storage expenses and a provision for excess inventory;

         (3) costs required to develop new products.

         Cost of sales exceeded sales by $272,000 in 1995 due entirely to manufacturing inefficiencies related to the start-up nature of Meridian's operations during this period.

         Other expenses for 1996 and 1995 were $354,000 and $314,000, respectively, consisting mostly of the amortization of start-up costs, marketing and merchandising expenses, and interest expense.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX PROVISION

         The effective income tax rates for 1996 and 1995 were 40% and 34.2%, respectively. The higher effective tax rate for 1996 reflects the impact on projected pretax income for 1996 of amounts expensed by the Company for financial statement purposes which are not deductible for tax purposes (consisting primarily of goodwill amortization and interest incurred by certain foreign subsidiaries), which have the effect of increasing the effective tax rate.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 AND 1995

         Net sales and gross profit for 1996 were $135 million and $23 million, respectively, as compared to $125.4 million and $20.6 million, respectively, for 1995. The Company generated net income of $971,000 ($.13 per share) in 1996 compared to net income of $277,000 ($.04 per share) in 1995.

         In 1996, Kmart accounted for 4.5% of the Company's net sales while its affiliate, Builders Square, accounted for 7.3% of net sales. In 1995, the respective percentages of net sales for Kmart, and its affiliates were 4.2% and 7.5%.

DISTRIBUTION

         Distribution operations contributed pretax income of approximately $2.8 million in 1996 and $2.5 million in 1995.

         Net sales from distribution operations aggregated $113.8 million in 1996, as compared to $106.3 million in 1995. The $7.5 million increase in net sales reflects additional sales in Canada of $1.3 million and increased sales of functional lighting/lamps shipped directly from the Orient to new and existing customers. The increase in net sales was partially offset by an increase in provisions for sales incentives. Sales of functional lighting increased by a total of $14.5 million due to increased unit sales. Sales of functional lighting/lamps accounted for 65% of sales in 1996 compared to 56% in 1995. The Company's net sales for its other principal line of products, lighting fixtures, decreased by $7.0 million or 15% from 1995 to 1996. Management attributes this decline to soft consumer demand for these products and a weakened customer base arising from the financial difficulties experienced by several of the Company's more significant customers for lighting fixtures.

         Gross profit from distribution operations increased to $18.4 million in 1996 from $17.1 million in 1995. As a percentage of net sales, gross profit from distribution operations was 16.2% and 16.1% for 1996 and 1995, respectively. The $1.3 million increase in gross profit is mostly attributable to the incremental contribution to gross profit of higher sales and better margins earned on warehouse sales of all product types, the effect of which was partly reduced by the increase in the provisions for sales incentives. Such additional sales incentives are provided to acquire new customers, to expand lighting programs with existing customers and as a result of competitive pressures. The gross profit percentage for 1996 reflects higher margins on sales of new products and warehouse sales, which offset the impact on the gross profit percentage of the higher proportion of sales represented by direct sales (which are made at lower margins than warehouse sales) and the increase in provisions for sales incentives.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

DISTRIBUTION (CONTINUED)

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $13.9 million in 1996, as compared to $13.2 million in 1995. The added SG&A is comprised of increases in depreciation and amortization of property and equipment ($322,000), expenses related to Mexican operations which commenced during fiscal 1996 ($222,000), factoring costs related to the insurance of additional customer accounts ($171,000) and merchandising and customer display costs ($139,000). Such increases were partially offset by a decrease of $260,000 in professional fees.

         Interest expense on distribution-related financing rose to $1.8 million in 1996 from $1.5 million in 1995 due to additional average outstanding borrowings and a higher weighted average cost of funds.

MANUFACTURING

         Excluding certain administrative costs incurred at the corporate headquarters, in 1996 the Company's manufacturing operations recorded a pretax loss of $1.2 million. This compares to a pretax loss from manufacturing operations of $2.0 million in 1995.

GO-GRO

         On a pre-tax basis, Go-Gro generated $475,000 in pre-tax income in 1996 while reporting a pretax loss of $820,000 in 1995. Sales by Go-Gro to non-related companies primarily located in Europe, increased by $1.6 million, or 9%, in 1996 to $19 million. Total shipments for Go-Gro included intercompany sales by Go-Gro to the Company and its subsidiaries (which are eliminated for financial statement purposes and the profit on such sales deferred until the goods are sold to third parties) of $17.9 million in 1996 and $14.3 million in 1995. Gross profit increased in total dollars in 1996 by $1.3 million to $5.4 million as a result of increased shipment.

         SG&A was $4.6 million for 1996, up $434,000 from 1995 mostly due to added payroll and benefits related to new employees hired to pursue additional sales in the European market and to support the increased sales volume. Interest expense declined in 1996 by $351,000 due to lower outstanding borrowings while other income increased by $81,000, mostly reflecting the sale of intangible assets.

MERIDIAN

         Meridian's pretax loss of $1.2 million for 1995 is not comparable to the pretax loss of $1.7 million for 1996 as Meridian did not commence operations until mid December 1994. Net sales for Meridian were $2.1 million in 1996 and $1.8 million in 1995.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MERIDIAN (CONTINUED)

         Cost of sales for 1996 was $2.9 million. The following factors increased costs of sales during 1996:

         (1) a sales volume insufficient to avoid significant underutilization of plant capacity, resulting in manufacturing variances;

         (2) unit production that has exceeded unit sales to date, resulting in additional storage expenses and a provision for excess inventory;

         (3) costs required to develop new products.

         Cost of sales exceeded sales in 1995 by $552,000 due entirely to manufacturing inefficiencies related to the start up nature of Meridian's operations during this period.

         Meridian's remaining expenses for 1996 increased by $253,000 from 1995 as Meridian was operational for nine months in 1996 as compared to only six months in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its liquidity requirements for the next year.

CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 1996

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $341,000 from September 30, 1995 to June 30, 1996.

         Net cash of $9.9 million was provided by operating activities. Such cash was used to pay down borrowings from credit lines and to pay for certain capital expenditures.

         Capital expenditures during the period aggregated $8.3 million, and included additional construction costs of $2.3 million for the Tupelo warehouse and the purchase of $2.7 million in equipment and computer software for such warehouse (for the most part financed by the issuance in May 1995 of a series of State of Mississippi Variable Rate Industrial Revenue Development Bonds) and $2.1 million in costs incurred by Go-Gro for the construction of a factory and a dormitory and the purchase of machinery, molds and equipment. In addition, office and warehouse equipment (primarily purchased for the Tupelo warehouse) amounting to $537,000 was acquired and financed by the Company's leasing facilities.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 commencing on June 1, 1997 on the non-revolving loan. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or LIBOR plus 2.2% through June 30, 1996 or subsequent to June 30, 1996 at either prime or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At June 30, 1996, the Company had used $30.4 million under its credit facility.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.2 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits dividends that may be paid to the Company to 40% of Go-Gro's earnings but does not limit advances or loans from Go-Gro to the Company. The aggregate amounts available for borrowing under the Canadian and Hong Kong facilities at June 30, 1996 were $700,000 and $1.6 million, respectively.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         During the 1995 fiscal year, the Company began construction of a 475,000 square foot facility located near Tupelo, Mississippi to consolidate warehouse operations located in leased facilities in Texas and Massachusetts. The facility became operational on March 15, 1996. The Company completed the move of all inventory from its Texas facility and ceased operations therein effective April 30, 1996. The Company anticipates ceasing the warehousing operations located in Massachusetts in early fiscal 1997. The Company expended $8.9 million for the building and underlying land, and $3.1 million on machinery and equipment for the facility. The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from
2005 to 2010. The bonds bear interest at a variable rate (5.6% at June 30, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line. The unused portion of the $10.5 million bond proceeds and $150,000 in sinking fund payments represent the restricted cash equivalents and short-term investments reflected in the balance sheet at June 30, 1996.

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.36% (as of June 30, 1996), and a contractual maturity of 15 years. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit which is not part of the Company's credit line. Interest on the bonds is payable semiannually and principal payments are due annually.

         The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which approximately $500,000 was available at June 30, 1996.

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

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. At an estimated average construction price of $9.50 per square foot, construction costs should approximate $11.3 million. The $11.3 million includes approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). Such MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in two installments of approximately $800,000 on October 31 and December 31, 1996. The first

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (CONTINUED)

construction phase (a 170,000 square foot factory and a 60,000 square foot dormitory) is estimated to be completed in December 1996. SJE plans to file an application to (1) reduce the amount of square footage required to be constructed by approximately 33-50% and thereby proportionately reduce the MCFF;
(2) allocate the required construction square footage to two parcels - the first parcel containing 230,000 square feet of construction to be completed in December 1996 and the second parcel containing the remainder of the construction to be completed by December 31, 2000; (3) decrease the April 1997 required construction to 230,000 square feet; and (4) make the MCFF payable upon the completion of each applicable factory and/or dormitory building. The outcome of the application cannot be presently determined. The Company used internally generated funds to finance the first phase of the construction and anticipates financing the second phase through either its current banking relationships or by establishing additional banking relationships.

         The Company serves as an exclusive supplier to Kmart for interior and exterior residential lighting merchandise under an agreement which expires on June 30, 1997. As consideration for this exclusivity agreement, the Company agreed to provide Kmart with sales discounts which are paid monthly to Kmart based upon prior months' sales. At June 30, 1996, approximately $600,000 in sales discounts remained available for utilization against future sales by Kmart under the agreement.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products. No payments were due under the agreement for the period from April 26, 1996 to June 30, 1996. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

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

         On June 19, 1996, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1996. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. The Presidential Determination did not recommend subjecting any future renewal of MFN trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. Congress has passed a resolution instructing certain committees to investigate China's alleged human rights abuses, illicit arms transfers and unfair trade practices. Members of Congress and the "human rights community" will continue to

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS - CONTINUED

monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations.

         On November 30, 1993, the United States Trade Representative ("USTR") placed China on the "priority watch list" under the so-called Special 301 provisions of the Trade Act of 1974 dealing with the protection of intellectual property rights. On June 30, 1994, USTR announced that China had been designated a "priority foreign country" under the "special 301" provisions of the Trade Act of 1974. On February 4, 1995, the USTR announced that the United States would take retaliatory trade action against China if the government did not agree to address intellectual property rights issues. The USTR also published a final list of products comprising $1 billion worth of Chinese exports to the United States which would be subject to increased duties. Products currently manufactured by and for the Company were excluded from the list. On February 26, 1995 the United States and China resolved this dispute when China agreed to close down a number of compact disc plants and take enforcement actions against copyright piracy which was evidenced by the signing of an Intellectual Property Enforcement Agreement (the "IPR Agreement"). On April 30, 1996 USTR designated China as a "priority foreign country" because of its failure to implement the 1995 intellectual property enforcement agreement and on June 17, 1996, the United States and China reached an understanding on the enforcement of the intellectual property agreement. USTR will continue to monitor China's implementation of the 1995 agreement and trade sanctions could be imposed for non-compliance at any time pursuant to a decision by USTR that China is not satisfactorily implementing the 1995 agreement.

         As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, in the United States District Court, Eastern Division of Virginia. The plaintiff in the action contends that the Company has infringed certain of plaintiff's patents in selling its line of flexible flashlights and as such brought action for an unspecified amount of monetary damages and an injunction prohibiting any further acts of infringement. Management believes that damages recoverable by the plaintiff, if any, will not have a material adverse impact on the Company's financial position or results of operations. However, based on the early stages of the litigation, no assurances can be given as to the ultimate outcome. The Company does not believe that its design and sale of flexible flashlights violates the property right of others and the Company intends to defend this case vigorously.

         The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, based upon advise of legal counsel, their ultimate resolution will not have a material adverse effect on the Company's financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

         10.136 Complaint in the matter BLACK & DECKER (U.S.), INC., BLACK & DECKER INC. VS. CATALINA LIGHTING, INC., Case No. 96-1042-A, in the United States District Court Eastern Division of Virginia.

         11       Schedule of Computation of Earnings (loss) per Share

(b)      REPORTS ON FORM 8-K

         The Registrant filed a report on Form 8-K on July 19, 1996.

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

Date:   August 14, 1996