Form 10-K405
period 1996-09-30
CATALINA LIGHTING INC
filed 1996-12-30
CIK 822665

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from________________________to________________________

                           COMMISSION FILE NO: 1-9917

                             CATALINA LIGHTING, INC.
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                            59-1548266
State or other jurisdiction of                             (I.R.S Employer
incorporation or organization                           Identification Number)

                  18191 N.W. 68TH AVENUE, MIAMI, FLORIDA 33015
          (Address of principal executive offices, including zip code)

                                 (305) 558-4777
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, par value                      New York Stock Exchange
     $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock, as reported by the New York Stock Exchange, on December 18, 1996 was $36.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Company for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

         Number of shares outstanding of Registrant's common stock, as of December 18, 1996: 7,064,587

                            Exhibit Index at Page 53

                                    FORM 10-K
                             CATALINA LIGHTING, INC.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. (the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; competition; operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability and cost of raw materials and supplies; factory construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  BUSINESS.

GENERAL

         Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974 and became a public company in 1988. The Company designs, manufactures, contracts for the manufacture of, imports and distributes a broad line of lighting fixtures and lamps under the Westinghouse/registered trademark/ brand and the Catalina/registered trademark/, Dana/registered trademark/, Meridian Lamps/registered trademark/ and Illuminada/registered trademark/ trade names. The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels. The Company sells principally in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, warehouse clubs, discount department stores, catalog showrooms, lighting showrooms and hardware stores. The Company also sells its products in Europe and Canada, and, to a lesser extent, in Mexico, Asia, Latin America and Australia. Currently, its product line is comprised almost entirely of lighting fixtures and lamps. The Company has supplemented its product lines through acquisitions but has remained focused on lighting products and has no plans to materially change its sales focus in the near future.

STRATEGY

         In order to expand its retail distribution network and more efficiently and profitably service its customers, the Company focuses on the following strategies:

         TARGETED DISTRIBUTION. The Company distributes a diverse product line through multiple retail channels. The Company targets rapidly growing and large retailers, including leading home centers, office product superstores, warehouse clubs, discount department stores, catalog showrooms, lighting showrooms and hardware stores. Large retailers assure a broad distribution of a variety of the Company's products while high-growth retailers provide the Company with rapid penetration of selected industry segments. Secondarily, the Company targets smaller chains within the above retail categories. While sales to each of these retailers are smaller than those to their larger counterparts, these smaller retailers are more numerous than their larger competitors and account for a significant portion of the lighting industry. The Company's distribution strategy provides it with numerous sources of demand and promotes the Company's brand names broadly throughout the residential and office lighting markets in the United States, Europe and Canada, and to a lesser extent Asia, Mexico, Latin America and Australia.

         PROGRAM SELLING. In its primary domestic markets, the Company strives to be the primary source of lighting products to its retailers by offering a complete program of lighting products in a variety of categories. The availability of over 1000 styles of outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights - the majority of which are available in several colors or finishes - provides retailers the opportunity to source most of their lighting products through the Company on a "one stop shopping" basis. The Company believes that its broad selection of affordable products coupled with its ability to aid its retail customers in developing a complete lighting program gives it a competitive advantage.

         INTERNATIONAL EXPANSION The Company's Hong Kong based subsidiary, Go-Gro Industries Limited ("Go-Gro"), sells its products principally to wholesale distributors in Europe, but also sells to various customers in the U.S., Asia and Australia and is also a supplier to the Company in the U.S. and Canada. Management believes the Company's products and services are well suited for further growth in these and other markets. The Company expects to join forces with sales representatives and distributors in its foreign target markets and utilize their knowledge of local markets' tastes in products, social customs, and trading nuances to facilitate the Company's entry into those countries. The Company's current plans include expansion of Go-Gro's existing sales and marketing operations in Europe, including the United Kingdom.

         TURNKEY DEPARTMENTS. The Company consults with many of its domestic retail customers to establish departments which allow the Company to display its products in a customized layout designed to meet each retailer's specific merchandising and marketing goals. The Company can design, assemble and maintain these departments and provide the retailer with shelving plan-o-grams, signs, point-of-purchase promotional strategies and in-store inventory stocking programs. Turnkey departments ensure the Company's retail customers efficient and convenient management of the Company's products within their stores and allow the Company to maintain an attractive and informative presentation of its products.

         WAREHOUSE SUPPLY OF IMPORTED GOODS. The Company's warehouses in the United States, Canada and Mexico enable it to provide the cost advantage of imported products with the convenience of short delivery time. Warehouse sales allow retailers to receive products in several days as compared to several months for items shipped directly to them from Asia. Timely deliveries increase the customer's inventory turns and profits making the Company a valuable partner in the retailer's business.

         SALES MANAGEMENT. Catalina has regional vice-presidents and supporting salespeople strategically located in key regions throughout the U.S., Europe, Canada, Asia and Mexico. While continuing to maintain independent representatives in select areas, the Company has built a team of sales professionals who service key accounts and cultivate new business in their regions. The Company will continue to develop its internal sales force to provide dedicated and knowledgeable lighting professionals to aid in directing the customers' buying decisions and ensure maximum penetration into targeted markets.

PRODUCTS

         The Company markets a diverse product line of lighting fixtures and lamps used primarily in residential and office settings. The Company's product line is comprised of three main categories: hardwire lighting fixtures ("lighting fixtures"), functional table and floor lamps ("functional lamps") and decorative table and floor lamps ("decorative lamps"). Lighting fixtures consist of outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and any other lamps generally used for task oriented functions. Decorative lamps consist of table top and floor lamps in such materials as metal, ceramic, hydrocal, and crystal glass. The Company may continue to expand its product lines internally or through acquisitions.

         The Company's products are manufactured and assembled according to the Company's design specifications. The finished products are packaged and labeled under one of the Company's brand names: Westinghouse/registered trademark/, Catalina/registered trademark/, Dana/registered trademark/, Meridian Lamps/registered trademark/ and Illuminada/registered trademark/. The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels.

CUSTOMERS

         The Company distributes its products in North America principally through major retail outlets, including home centers, national retail chains, office superstore chains, discount department stores, warehouse clubs, catalog showrooms, furniture and lighting stores and hardware stores. Go-Gro's products are sold to a large extent in Europe to wholesale distributors under their private labels. Go-Gro also sells to selected retail customers in the U.S., Europe, Australia and Asia. In fiscal 1996 and 1995, Kmart accounted for 3.9% and 5.9%, respectively, of the Company's net sales while its affiliate, Builders Square, accounted for 7.1% and 6.9% of the Company's net sales. For the fiscal years ended September 30, 1996 and 1995, net sales to the Company's ten largest customers represented approximately 58% and 53%, respectively, of the Company's total revenues. The Company believes its relationships with its customers are good.

SALES

DISTRIBUTION OPERATIONS

         Distribution operations generated net sales of $153.8 million and $148.3 million in 1996 and 1995, respectively, representing 83.3% and 84.1%, respectively, of net sales in such years. The backlog of unshipped orders at September 30, 1996 and 1995 was $13.8 million and $13.2 million, respectively. Although these orders are subject to cancellation by the customers, the Company believes substantially all such orders are firm. The Company's distribution operations utilize two methods to sell products: warehouse sales and direct sales.

         The Company purchases products overseas for its own account and warehouses the products in a 475,000 square foot Company-owned facility in Tupelo, Mississippi and in leased facilities in Montreal, Canada, Mexico City, Mexico and in a public warehouse in California. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales usually command higher per unit sales prices than direct sales of the same items. For the fiscal years ended September 30, 1996 and 1995, warehouse sales accounted for 54% and 61%, respectively, of the net sales generated by the Company's distribution operations.

         The Company's direct sales are made either by delivering lighting products to the retailers' common carriers at a shipping point in Asia or by shipping the products from Asia directly to retailers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable, transferable letters of credit or on open credit with the Company. Upon receipt of a customer's letter of credit, the Company transfers the portion of the letter of credit covering the cost of merchandise to its supplier. The terms of the transfer provide that draws may not be made by the supplier until the Company is entitled to be paid pursuant to the terms of the customer's letter of credit. The Company has the right to draw upon the customer's letter of credit once the products are inspected by the Company or its agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. For fiscal years ended September 30, 1996 and 1995, 46% and 39%, respectively, of the net sales generated by the Company's distribution operations were attributable to direct sales.

         The relative proportion of the Company's distribution sales generated by each method is dependent upon customer buying preferences and Company sales strategies. Purchasing on a direct basis allows the customer to generally pay a lower price than purchasing the same items from the warehouse, but such method requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer buying preferences often vary from customer to customer and are subject to change, thus customer buying preferences over time are inherently difficult to predict.

MANUFACTURING OPERATIONS

         On July 30, 1994 the Company purchased Go-Gro a lighting products manufacturer with its administrative office located in Hong Kong and production facilities located in the Guangdong Province of China. Go-Gro's production equipment is owned by Shenzhen Jiadianbao Electrical Products Co., Ltd. (SJE), Go-Gro's cooperative joint venture subsidiary. SJE's factory buildings are leased from the Company's joint venture partner in SJE, Shenzhen Baoanqu Fuda Industries Co. Ltd. ("Fuda"), a Chinese company. Under the terms of the cooperative joint venture agreement with Fuda, Go-Gro is entitled to 100% of the manufacturing profits and losses of SJE, while Fuda is entitled to a yearly management fee from SJE of approximately $400,000 in addition to the rent for the factory buildings. Go-Gro manufactures an extensive product line consisting primarily of lamps sold mainly to wholesale distributors and retailers in Europe, the Company and its subsidiaries and to a lesser extent, retailers in North America. Go-Gro had sales for fiscal 1996 and 1995 of $53.3 million and $43 million, respectively, of which $25.3 million in 1996 and $17.3 million in 1995 were sold to the Company and its subsidiaries. The backlog of unshipped orders at September 30, 1996 and 1995 was $15.9 million and $8.5 million, respectively, of which $6.4 million and $3.1 million for 1996 and 1995, respectively, was for the Company and its subsidiaries. Although these orders are subject to cancellation by the customers, the Company believes substantially all such orders are firm. Go-Gro and its subsidiaries employ approximately 2,900 people.

         SJE leases factory buildings in three separate locations in China. During 1995, the Company initiated a consolidation of its Go-Gro/SJE manufacturing facilities into one large compound in order to achieve certain manufacturing efficiencies and to fix its occupancy costs in what management believes will be an inflationary business environment. In April 1995, SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China. The agreement provides SJE with the right to use the above-described land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. The total construction costs for this project are estimated at $11.3 million, and include approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through 1998, with 46% of the total fee due by September 1997. SJE plans to file an application to reduce the amount of square footage required to be constructed by approximately 40% and thereby proportionately reduce the MCFF and make the MCFF payable upon the completion of each applicable factory and/or dormitory building. The outcome of the application cannot be presently determined. Go-Gro anticipates shifting a substantial portion of its manufacturing operations from the current leased properties to the new SJE owned facilities over the next five years. The first construction phase (a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory) is estimated to be completed in March 1997 and will increase present production capacity by approximately 30%.

         Meridian Lamps, Inc. ("Meridian") is a wholly-owned subsidiary with a manufacturing facility located in Meridian, Mississippi, which commenced operations in late December 1994. Meridian produces decorative table and floor lamps. The Meridian facility consists of 123,000 square feet with both manufacturing and warehousing capabilities. Meridian's activities during 1996 were focused upon refinement of the production processes and establishment of a customer base. Meridian's operations generated $2.8 million in net sales during fiscal 1996 and $2.8 million during its nine months of operations in fiscal 1995.

PURCHASING

         Other than the goods produced by Go-Gro and Meridian, the products sold by the Company during 1996 were virtually all purchased and imported from approximately 60 independent suppliers located in China and Taiwan. The Company's primary suppliers of lighting products are located in China. In fiscal 1996 and 1995, Chinese suppliers, excluding Go-Gro, accounted for approximately 71% of the Company's total goods purchased for the Company's distribution operations. Shunde No. 1 Lamp Factory ("Shunde") accounted for approximately 23% of purchases for the Company's distribution operations in 1996 and 19% in 1995. Purchases from the top five independent suppliers comprised 50% and 39%, respectively, of total purchases for distribution for fiscal 1996 and 1995. Other than Shunde, no independent supplier accounted for more than 10% of purchases by the Company's distribution operations in 1996. In addition, goods produced by Go-Gro, which also manufactures in China, constituted approximately 24% in 1996 and 16% in 1995, of purchases made by the Company's distribution operations.

         On June 21, 1996, the Company entered into an agreement with Shunde whereby Shunde agreed to manufacture lighting products for the Company to be sold in North and South America and the European Community on an exclusive basis for a three year period beginning October 1, 1996 in return for annual minimum purchase requirements from the Company. The agreement is terminable if the Company does not meet its minimum purchase requirements, at which time the exclusivity clause would cease. However, no amounts would be due Shunde for failure to meet the purchase requirements.

         While the Company purchases its products from a small number of large suppliers with whom it maintains close alliances, the same products could be purchased from numerous other suppliers. The Company provides key suppliers with design and quality specifications and product safety standards. To ensure that its high standards of product quality and shipping schedules are met by suppliers, the Company employs staff in offices in Hong Kong, Taiwan and Southern China. These employees include product inspectors who are knowledgeable about the Company's product specifications and work closely with the suppliers to verify that such specifications are met. Additionally, key officers of the Company frequently visit suppliers to emphasize quality and maintain good relations.

         During 1996 approximately 95% (including purchases from Go-Gro) of the products purchased for sale by the Company's distribution operations were imported from China. In addition, Go-Gro sold $28 million in products to unaffiliated entities, of which $3.1 million were shipped to the U.S. The continued importation of these products and the Company's business could be affected by any one of several significant trade issues that presently impact U.S. - China relations. These issues and their possible effects are summarized below.

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

         On November 30, 1993, the United States Trade Representative ("USTR") placed China on the "priority watch list" under the so-called special 301 provisions of the Trade Act of 1974 dealing with the protection of intellectual property rights. On June 30, 1994, USTR announced that China had been designated a "priority foreign country " under the special 301 provisions of the Trade Act of 1974. On February 4, 1995, the USTR announced that the United States would take retaliatory trade action against China if the government did not agree to address intellectual property rights issues. The USTR also published a final list of products comprising $1 billion worth of Chinese exports to the United States which would be subject to increased duties. Products currently manufactured by and for the Company were excluded from the list. On February 26, 1995 the United States and China resolved this dispute when China agreed to close down a number of compact disc plants and take enforcement actions against copyright piracy which was evidenced by the signing of an Intellectual Property Enforcement Agreement (the "IPR Agreement"). On April 30, 1996, USTR designated China as a "priority foreign country" because of its failure to implement the 1995 intellectual property enforcement agreement and on June 17, 1996, the United States and China reached an understanding on the enforcement of the intellectual property agreement. USTR will continue to monitor China's implementation of the 1995 agreement and trade sanctions could be imposed for non-compliance at any time pursuant to a decision by USTR that China is not satisfactorily implementing the 1995 agreement.

         During 1995, the Company obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering its purchase and expansion of SJE in China. The contract is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance. The Company obtained guarantees to cover existing assets of $11.0 million and stand-by guarantees on its facility under construction of $3.4 million.

         As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations.

COMPETITION

         The Company's product lines span major segments within the lighting industry and, accordingly, the Company's products compete in a number of different markets with a number of different competitors. The Company competes with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products. The lighting industry is highly competitive. Other competitors market similar products that compete with the Company on the basis of price. Some of these competitors do not maintain warehouse operations or perform some of the services provided by the Company which require the Company to charge higher prices. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The ability of the Company to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality products on favorable terms, ensure its products meet safety standards, deliver the goods promptly at competitive prices, and provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays.

INDEPENDENT SAFETY TESTING

         As part of its marketing strategy, the Company voluntarily submits its products to recognized product safety testing laboratories in countries in which it markets its products. Such laboratories include Underwriters Laboratories
(UL) in the United States, Canadian Standards Association (CSA) in Canada, Association Nacional de Normalizacion y Certification del Sector Electrico
(ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report which provides a technical description of the product. It also provides the Company's suppliers with procedures to follow in producing the products and periodically conducts inspections at such suppliers' facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. The Company does not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

PRODUCT LIABILITY

         The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of its products. While the Company maintains $1 million in product liability insurance as well as a $25 million aggregate umbrella insurance policy, there can be no assurance that claims will not arise in the future, that the proceeds of such policy will be sufficient to pay any such claims, or that the Company will be able to maintain the same level of insurance. Management has no knowledge of any cases which will exceed these insurance limits.

TRADEMARKS AND PATENTS

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation ("Westinghouse") to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

         On December 17, 1996 White Consolidated Industries, Inc. ("White") which has acquired certain limited trademark rights from Westinghouse to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company. The lawsuit challenges the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. Both the Company and Westinghouse vigorously dispute White's allegations and on December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and seeking an injunction to enjoin White against interference with their contractual arrangements. Management does not believe this litigation will have a material adverse impact on the Company's financial position or annual results of operations.

          The Company's licensed brand, Westinghouse/registered trademark/, and the Company's own trademarks, Catalina/registered trademark/, Dana/registered trademark/, Meridian Lamps/registered trademark/ and Illuminada/registered trademark/ are registered in the United States, Canada and Mexico as well as in numerous countries in the European Community and Asia. The Company is in the process of registering its trademarks in Central and South America.

EMPLOYEES

         As of December 18, 1996 the Company employed approximately 300 people in the United States, including 75 people at Meridian. The Hong Kong and China operations, including Go-Gro's cooperative joint venture, employed approximately 2,900 people. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationships with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Please see Note 13 of the Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 18, 1996 with respect to the executive officers of the Company:

      NAME                 AGE                POSITION WITH THE COMPANY
--------------------    --------      ------------------------------------------

Robert Hersh              50          Chairman, President,
                                      Chief Executive Officer, Director

Dean S. Rappaport         44          Executive Vice President,
                                      Chief Operating Officer, Director

William D. Stewart        48          Executive Vice President -
                                      Sales and Marketing, Director

Nathan Katz               41          Executive Vice President - Catalina,
                                      President of Catalina Industries, Inc.

Wai Check Lau             49          President of Go-Gro Industries Limited

Janet P. Ailstock         48          Vice President, General Counsel

Thomas M. Bluth           39          Vice President, Secretary, Treasurer

David W. Sasnett          40          Vice President, Chief Financial Officer

         None of the Company's officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage, or adoption, not more remote than first cousin.

         ROBERT HERSH has been the President and Chief Executive Officer of the Company since April, 1991, Chairman of the Board since June, 1991 and a Director of the Company since April, 1988. Mr. Hersh served as the Executive Vice President of the Company from 1985 to April 1991 and as Secretary from June, 1989 until June, 1991.

         DEAN S. RAPPAPORT has been Executive Vice President, of the Company since January, 1988 and a Director of the Company since April, 1988. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996. From 1984 until he joined the Company, Mr. Rappaport was a partner with Wachsman & Rappaport, P.A., a public accounting firm located in Margate, Florida.

         WILLIAM D. STEWART has been Executive Vice President, Marketing and Sales of the Company since 1989, and a Director of the Company since April, 1994. From 1985 until he joined the Company, Mr. Stewart was the Executive Vice President with Crest Industries, Inc., a distributor of home improvement products.

         NATHAN KATZ has been Executive Vice President of the Company since October 1, 1993 and President of Catalina Industries, Inc., a wholly-owned subsidiary of the Company since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         WAI CHECK LAU has been President of Go-Gro Industries Limited since
1985.

         JANET P. AILSTOCK has been Vice President and General Counsel for the Company since April 1992. Prior to joining the Company, from 1986 to 1992 Ms. Ailstock was associated with the law firm of Fine, Jacobson, Schwartz, Nash and Block practicing in the area of securities and corporate law.

         THOMAS M. BLUTH has been Vice President since August 1994 and Secretary of the Company since November 1994. Mr. Bluth became Treasurer of the Company in November 1996. From 1989 until he joined the Company, Mr. Bluth was Vice President and General Counsel for Ellis Diversified, Inc. From 1987 to 1989, Mr. Bluth was the Assistant Tax Director for Southwestern Bell Corporation.

         DAVID W. SASNETT has been a Vice President of the Company since November 1994. In November 1996, Mr. Sasnett became the Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller and Chief Accounting Officer. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and from 1980 to 1993 was employed by the international accounting firm of Deloitte & Touche.

ITEM 2.  PROPERTIES.

The following table sets forth details about the Company's offices, manufacturing plants and warehouse facilities:

                                                                   LEASED/
              LOCATION               FACILITY                       OWNED
       -----------------     -----------------------    -----------------------
       Miami, FL             Headquarters/              owned (1)
                             office

       Dallas, TX            office/warehouse           leased (2)

       Tupelo, MS            warehouse                  owned (1)

                             warehouse                  leased

       Easton, MA            office                     leased

       Meridian, MS          manufacturing plant /      owned (1)
                             warehouse

                             warehouse                  leased

       Montreal, Canada      office/warehouse           leased

       Mexico                office                     leased

                             warehouse                  leased

       Hong Kong             office                     leased

       China                 office/manufacturing       leased
                             plants/warehouse

                             dormitories                leased

                             manufacturing plant/       partially owned (3) /
                             warehouse/dormitories      under construction

       Taiwan                office                     leased

       -----------------     -----------------------    -----------------------

(1)   Owned subject to a first mortgage.

(2)   The Company has subleased all space under this lease to unrelated parties.

(3) This facility is owned by a joint venture in which the Company has a 70% interest as to ownership of the facility. The joint venture purchased land use rights which terminate in the year 2042.

(Continued on page 12)

         Additionally, the Company has month-to-month lease agreements with public warehouses in California and Mississippi, which provide handling services for the Company's inventory.

         All of the Company's properties are fully utilized, with the exception of the Company's Meridian manufacturing facility, which operated at approximately 50% of capacity in 1996. With the exception of the office / warehouse space in Dallas, which has been fully subleased, all of the Company's properties are suitable for its operations.

ITEM 3.  LEGAL PROCEEDINGS.

         On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contends that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationship. On June 11, 1992, the Court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleges damages for in excess of $1 million arising out of actions which the Company alleges constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. On December 21, 1992, Mr. Browder filed his Answer denying the allegations of the Counterclaim. On March 1, 1993, Mr. Browder voluntarily dismissed Count II of his Complaint which sought a Declaratory Judgment. In June 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel which reduced the claims for damages against the Company to $3,000,000.

         The case is presently in the discovery stages. The Company's legal counsel has opined that, based on their understanding of the facts, the legal elements necessary to justify a termination of John Browder's employment for "Cause" existed at the time his employment was terminated. Thus, the Company believes that the possibility is remote that any amounts claimed to be due by Mr. Browder will be paid by the Company. Accordingly, no provisions for any amounts which Mr. Browder claims are owed under his employment agreement nor any liability that may result from this litigation have been recorded in the accompanying consolidated financial statements.

         On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. Dana believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. Dana intends to defend this case vigorously. The Company believes that the possibility is remote that any significant damages will be paid by the Company in connection with this litigation. Accordingly, no provision for any liability that may result from this litigation has been recorded in the accompanying consolidated financial statements.

         On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Catalina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. All cases are pending in the United States District Court, Eastern Division of Virginia. The plaintiff in these actions contends that the Company has infringed certain of plaintiff's patents in selling its line of flexible flashlights and as such brought action for an unspecified amount of monetary damages and an injunction prohibiting any further acts of infringement. Management believes that damages recoverable by the plaintiff, if any, will not have a material adverse impact on the Company's financial position or annual results of operations. The Company does not believe that its design and sale of flexible flashlights violates the property rights of others and the Company intends to defend this case vigorously. However, no assurances can be given as to the ultimate outcome.

         The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the financial posiion or annual results of operations of the Company. See also Item 1 "Trademarks and Patents."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended September 30, 1996, no matters were submitted for a vote of the Company's stockholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the New York Stock Exchange under the symbol LTG. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the New York Stock Exchange.

                                                       High              Low
      Fiscal Year Ended September 30, 1995
               First Quarter                          11 7/8             6 3/4
               Second Quarter                          9 1/4             6 1/4
               Third Quarter                           6 3/4             5
               Fourth Quarter                          6 3/4             5 1/4

      Fiscal Year Ended September 30, 1996
               First Quarter                           5 3/8             3 5/8
               Second Quarter                          6 3/4             4 3/4
               Third Quarter                           7 1/8             5 3/8
               Fourth Quarter                          5 3/4             3 1/2

         On December 18, 1996, the closing price of the Company's common stock as reported on the New York Stock Exchange was $5.125. As of December 18, 1996, there were approximately 180 holders of record of the Company's common stock, several of which are brokerage firms which hold shares in street name on behalf of their clients and whose holdings comprise a majority of the Company's outstanding shares.

         The Company has never paid cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, the terms of the Company's domestic credit facility and convertible subordinated notes prohibit the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. Future dividend policy will depend on the Company's earnings, capital and financing requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.
           (in thousands, except per share data)

                                             AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------
                                        1996      1995(1)      1994(2)     1993        1992
                                      --------   ---------   ----------   ---------  ---------
Net sales                             $184,630   $176,292    $142,123     $112,791   $104,995

Net income                            $  1,603   $    400    $  5,510     $  4,404   $  2,524

Primary earnings per share            $   0.21   $   0.05    $   0.75     $   0.69   $   0.39
Fully diluted earnings per share      $   0.21   $   0.05    $   0.74     $   0.65   $   0.37

Total assets                          $117,462   $120,051    $101,428     $ 65,904   $ 63,768
Long-term borrowings                  $ 36,571   $ 46,299    $ 30,068     $ 20,316   $    953

Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation. No cash dividends were declared during the five year period ended September 30, 1996.

(1) Includes operating results for Go-Gro for the full fiscal year and Meridian from December 15, 1994 to September 30, 1995.

(2) Includes assets and liabilities acquired upon the acquisition of Go-Gro on July 30, 1994 and the operating results for Go-Gro for the period July 31, 1994 to September 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's fiscal years ended September 30, 1996, 1995 and 1994 are referred to herein as "1996", "1995" and "1994", respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of amounts presented in the Company's consolidated statements of operations.

                                                YEARS ENDED
                                               SEPTEMBER 30,
                               ----------------------------------------------
                                  1996             1995             1994
                               ------------    -------------     ------------
Net sales                             100.0%           100.0%           100.0%
Cost of sales                          83.2             84.1             81.1
                               ------------    -------------     ------------
Gross profit                           16.8             15.9             18.9

Selling, general and
 administrative expenses               13.9             13.6             11.8
                               ------------    -------------     ------------
Operating income                        2.9              2.3              7.1

Interest expense                       (1.8)            (2.0)            (1.2)
Other income                            0.2              0.2              0.1
                               ------------    -------------     ------------
Income before income taxes              1.3              0.5              6.0

Income tax provision                    0.5              0.3              2.1
                               ------------    -------------     ------------
Net income                              0.8%             0.2%             3.9%
                               ============    =============     ============

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

         Net sales and gross profit for 1996 were $184.6 million and $30.9 million, respectively, as compared to $176.3 million and $27.9 million, respectively, for 1995. The Company generated greater net income of $1.6 million ($.21 per share) in 1996 as compared to net income of $400,000 ($.05 per share) in 1995, as the pretax operating results of the Company's Hong Kong manufacturing subsidiary (Go-Gro) improved significantly.

         In 1996, Kmart accounted for 3.9% of the Company's net sales while its affiliate, Builders Square, accounted for 7.1% of net sales. In 1995, the respective percentages of net sales for Kmart and its affiliate were 5.9% and 6.9%.

DISTRIBUTION OPERATIONS

         Distribution operations contributed pretax income of approximately $3.3 million in 1996 and $3.2 million in 1995.

         Net sales from distribution operations aggregated $153.8 million in 1996, as compared to $148.3 million in 1995. The $5.5 million increase in net sales reflects additional sales in Canada of $3 million. An increase in gross sales was partially offset by an increase in provisions for sales incentives of $3.4 million resulting from competitive pressures. Sales of functional lighting increased by a total of $13.5 million reflecting increased unit sales. Sales of functional lighting/lamps accounted for 64% of sales in 1996 compared to 58% in 1995. The Company's net sales for its other principal line of products, lighting fixtures, decreased by $8 million or 12.8% from 1995 to 1996. Management attributes this decline to a weakened customer base arising from the financial

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

DISTRIBUTION OPERATIONS (CONTINUED)

difficulties experienced by several of the Company's more significant customers for lighting fixtures.

         Gross profit from distribution operations increased to $23.9 million in 1996 from $22.9 million in 1995. As a percentage of net sales, gross profit from distribution operations was 15.5% and 15.4% for 1996 and 1995, respectively. The $1 million increase in gross profit is attributable for the most part to the incremental contribution of higher sales. The gross profit percentage for 1996 reflects higher margins on sales of new products and higher margins on warehouse sales, which offset the impact on the gross profit percentage of the higher proportion of total distribution sales represented by direct sales (which are made at lower margins than warehouse sales of the same items) and the increase in provisions for sales incentives. Warehouse sales decreased to comprise 54% of distribution sales in 1996, as compared to 61% in 1995.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $18.3 million in 1996, as compared to $17.7 million in 1995. The added SG&A is comprised of increases in depreciation and amortization of property and equipment ($472,000) as the Company accelerated the amortization of its computer system in connection with the planned purchase of a new system in 1997, expenses related to Mexican operations which commenced during fiscal 1996 ($275,000) and factoring costs related to the insurance of additional customer accounts ($181,000). These increases were offset by a reduction in the amortization of deferred costs of $214,000.

         Interest expense on distribution-related financing rose to $2.3 million in 1996 from $2.1 million in 1995 primarily due to additional average outstanding borrowings.

MANUFACTURING OPERATIONS

         Excluding certain administrative costs incurred at the corporate headquarters, in 1996 the Company's foreign and domestic manufacturing operations recorded a pretax loss of $867,000. This compares to a pretax loss from manufacturing operations of $2.4 million in 1995. An analysis of the results for the Company's two manufacturing subsidiaries is as follows:

GO-GRO

         Go-Gro generated $1.6 million in pretax income in 1996 while reporting a pretax loss of $600,000 in 1995. Sales by Go-Gro to non-related companies primarily located in Europe, increased by $2.4 million, or 9%, in 1996 to $28 million. Go-Gro also recorded intercompany sales to the Company and its subsidiaries (which are eliminated for financial statement purposes and the profit on such sales deferred until the goods are sold to third parties) of $25.3 million in 1996 and $17.3 million in 1995. Gross profit increased in total dollars in 1996 by $2.3 million to $8.3 million as a result of the overall increase in shipments.

         SG&A was $6.3 million for 1996, up $735,000 from 1995 mostly due to added payroll and benefits related to new employees hired to pursue additional sales in the European market and to support the increased sales volume. Interest expense declined in 1996 by $424,000 due to lower outstanding borrowings while other income increased by $129,000, mostly reflecting the sale of intangibles and increased income from an investee.

MERIDIAN

         Meridian's pretax loss of $1.8 million for 1995 is not comparable to the pretax loss of $2.4 million for 1996 as Meridian did not commence operations until mid December 1994. Net sales for Meridian were $2.8 million in 1996 and $2.3 million in 1995. An additional $500,000 in Meridian product was sold in 1995 through the Company's distribution operations.

         Cost of sales for 1996 was $4 million. The following factors increased costs of sales during 1996:

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

         Cost of sales exceeded sales in 1995 by $870,000 due entirely to manufacturing inefficiencies related to the start up nature of Meridian's operations during this period.

         Meridian's remaining expenses for 1996 increased by $244,000 from 1995 as Meridian was operational for twelve months in 1996 as compared to only nine months in 1995.

         During 1996, the sales volume of Meridian's decorative lamps product line was insufficient to avoid significant underutilization of Meridian's manufacturing facilities, which operated at approximately 50% of capacity. In late 1996 Meridian developed several additions to its product line. Management believes these new products, along with continued aggressive sales efforts, will facilitate placement of Meridian product with new and existing customers. However, it is presently uncertain when this subsidiary will be able to significantly improve its operating results.


INCOME TAX PROVISION

         The effective income tax rates for 1996 and 1995 were 34.6% and 51.9%, respectively. The decrease in the effective rate from 1995 is mostly attributable to higher proportionate foreign income which is taxed at a lower rate than U.S. income. The high effective tax rate for 1995 reflects the impact on pretax income of amounts expensed by the Company for financial statement purposes which are not deductible for tax purposes (consisting primarily of goodwill amortization and interest incurred by certain foreign subsidiaries), which have the effect of increasing the effective tax rate.

         The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative contribution to such total of income from foreign operations. Consequently, the Company's effective tax rate may vary in future periods.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994

         Net sales and gross profit for 1995 were $176.3 million and $27.9 million, respectively, as compared to $142.1 million and $26.8 million, respectively, for 1994. The added sales for 1995 as well as changes in the other components of operating results reflect, in part, the addition of manufacturing to the Company's operations for 1995. The Company generated net income of $400,000 ($.05 per share) in 1995 compared to net income of $5.5 million ($.74 per share) in 1994 as various factors adversely impacted its distribution and manufacturing operations.

DISTRIBUTION OPERATIONS


         Distribution operations generated pre-tax income of $3.2 million in 1995 as compared to $8.3 million in 1994.

         Net sales from distribution operations aggregated $148.3 million in 1995, as compared to $136.0 million in 1994. The $12.3 million increase in sales principally results from increased unit sales of functional lamps and reflects $3.3 million in additional sales made in the Canadian market. A 37.6% increase in the sales of functional lamps served to more than offset a 12.7% decline in sales of lighting fixtures. Sales from domestic warehouses increased 6% while sales made from Asia directly to customers increased 18.5%. In 1995, Kmart accounted for 4.6% of the Company's net distribution sales, and an affiliate of Kmart accounted for 8.2% of net distribution sales. In 1994, the respective percentages for Kmart and its affiliates were 6.9% and 13.9%, respectively.

         Gross profit from distribution operations declined to $22.9 million in 1995 from $25.5 million in 1994. As a percentage of sales, gross profit from distribution operations was 15.4% and 18.7% for 1995 and 1994, respectively. Factors which reduced gross profit for 1995 include (1) the decline in the sales of lighting fixtures as a percentage of distribution sales, as the gross profit percentage earned on sales of lighting fixtures typically exceeds that earned on sales of functional lamps; (2) additional sales incentives and allowances provided to acquire new customers and expand lighting programs with existing customers; (3) reduced demand for consumer products in general, which increased competitive pressures on retailers of these products and, ultimately, on the suppliers of such products, including the Company, and
(4) higher inventory levels for part of the year, which resulted in the Company expensing $1.2 million more in 1995 than 1994 for incremental storage and handling costs incurred to carry these higher inventories.

         S,G&A for distribution operations amounted to $17.7 million in 1995, as compared to $15.7 million in 1994. The major components of the $2.0 million increase in SG&A from 1994 relate to selling expenses such as advertising, merchandising and sales materials ($375,000), professional services ($333,000), charges related to the prepayment of $7.6 million of the Company's convertible subordinated notes ($267,000), depreciation and amortization ($196,000), and payroll and benefits, net of the decrease in executive bonuses ($421,000). Greater depreciation and amortization reflects investments in capital expenditures, most notably computer software and equipment. Advertising costs for 1995 exceeded those for 1994 as the Company investigated new avenues, such as television, for advertising its products. The remaining increases in the other main components of S,G&A are attributable to the growth in sales and overall increased operations of the Company.

         Interest expense on distribution-related financing rose to $2.1 million in 1995 from $1.5 million in 1994 due to additional average outstanding borrowings necessary to support the Company's higher inventory levels and a higher weighted average cost of funds.

MANUFACTURING OPERATIONS

         Manufacturing operations began in August 1994 with the acquisition of Go-Gro and in late December 1994 with the commencement of sales by Meridian. In 1995, Go-Gro and Meridian recorded pretax losses of approximately $600,000 and $1.8 million, respectively, excluding certain administrative costs incurred at the corporate headquarters.

         Sales by Go-Gro during 1995 amounted to $43 million, with $25.7 million made to unaffiliated parties located principally in Europe and the remainder made to the Company and other subsidiaries of the Company. However, while available production capacity at Go-Gro was utilized to produce merchandise for the Company and its other subsidiaries (generating $17.3 million in intercompany sales for Gro-Gro) such intercompany sales are eliminated for financial reporting purposes, and profits thereon are not recognized until such merchandise is ultimately sold to unrelated parities.

         Go-Gro's gross profits in 1995 were negatively impacted by increased raw material costs which it was unable to pass on to customers in the form of increased prices. The gross profit of approximately $6 million recognized by Go-Gro during 1995 was insufficient to cover its operating costs, which consisted of approximately $5.5 million in SG&A and interest expense of $1.2 million. Included in the operating costs for Go-Gro were approximately $244,000 in goodwill amortization and $684,000 in interest expense arising from the acquisition of Go-Gro by the Company.

         Sales of Meridian products directly by Meridian amounted to $2.3 million and an additional $500,000 of Meridian's products were sold through the Company's distribution operations in 1995. Cost of goods sold and other operating costs (S,G&A and interest expense) amounted to $3.2 million and $940,000, respectively, for the year. The operating performance of Meridian for 1995 reflects many of the production concerns typically faced during the initiation of manufacturing operations including (1) refinement of the production and packaging processes, (2) hiring and training of the work force,
(3) identification of the best sources of raw materials and (4) optimal allocation of production capacity to maximize profits given market conditions and sales demands.

INCOME TAX PROVISION

         Effective income tax rates for 1995 and 1994 were 51.9% and 35.8%, respectively. The higher effective tax rate for 1995 is attributable to the decrease in pretax income from 1994 to 1995. Amounts expensed by the Company for financial statement purposes which are not deductible for tax purposes, consisting primarily of goodwill amortization, have the effect of increasing the effective tax rate. Such amounts had a significant impact on the effective tax rate for 1995 given 1995's relatively lower pretax income of $831,000, but did not as significantly affect the 1994 rate given pretax income in that year of $8.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its liquidity requirements for fiscal 1997.

1996 CASH FLOWS

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $959,000 from September 30, 1995 to September 30, 1996.

         Net cash of $12.5 million was provided by operating activities. Such cash was used to reduce outstanding borrowings under the credit lines, make payments due on bonds payable and other long term debt and to pay for certain capital expenditures.

         Capital expenditures during the year aggregated $9.5 million, and included additional construction costs of $2.3 million for the Tupelo warehouse and the purchase of $3.2 million in equipment and computer software for such warehouse (financed by the issuance in May 1995 of a series of State of Mississippi Variable Rate Industrial Revenue Development Bonds) and $3.5 million in costs incurred by Go-Gro for the construction of a China factory and dormitory and the purchase of machinery, molds and equipment. In addition, office and warehouse equipment (primarily purchased for the Tupelo warehouse) amounting to $573,000 was financed by the Company's leasing facilities.

         Management estimates that capital expenditures in fiscal 1997 will approximate $8 million, representing additional construction costs and equipment for the China facilities, computer software and hardware for the distribution operations and other miscellaneous capital additions. These capital expenditures will be financed by leasing facilities with financial institutions and funds from operations.

CREDIT FACILITIES AND CONVERTIBLE SUBORDINATED NOTES

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 commencing on June 1, 1997 on the non-revolving loan. The non-revolving loan bears interest, payable monthly, at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement. The effective rates for the non-revolving loan and the other borrowings were 9.25% and 7.3%, respectively, at September 30, 1996. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At September 30, 1996, the Company had $34.6 million in additional borrowings available under this credit facility.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of 4 million Canadian dollars (approximately U.S. $2.9 million) and 35 million Hong Kong dollars (approximately U.S. $4.5 million), respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances up to $1.1 million bear interest at the Canadian prime rate (5.75% at September 30, 1996) while advances in excess of $1.1 million bear interest at the Canadian prime rate plus .5%. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at September 30, 1996). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits dividends that may be paid to the Company to 40% of Go-Gro's earnings but does not limit advances or loans from Go-Gro to the Company. The aggregate amounts available for borrowing under the Canadian and Hong Kong facilities at September 30, 1996 were U.S.$918,000 and U.S.$909,000, respectively.

         The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $7.31 per share, subject to certain anti-dilution adjustments (as defined in the note agreement) at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the note agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the note agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and the purchase or retirement of any shares of capital stock or other capital distributions.

         During the 1995 fiscal year, the Company began construction of a 475,000 square foot facility located near Tupelo, Mississippi, to consolidate warehouse operations located in leased facilities in Texas and Massachusetts. The facility became operational during the second quarter of fiscal 1996. The Company completed the move of all inventory from its Texas and Massachusetts facilities and ceased warehousing operations therein effective April 30, 1996 and September 30, 1996, respectively. The Company expended $9 million for the building and underlying land, and $3.2 million on machinery and equipment for the facility. The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at September 30, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line.

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit which is not part of the Company's credit line. Interest on the bonds is payable semiannually and principal payments are due annually.

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $576,000 was available at September 30, 1996. In addition, the Company has a nine million Hong Kong dollar (approximately U.S. $1.2 million) facility with a Hong Kong financial institution to finance the purchase of equipment for its China facilities, all of which was available at September 30, 1996.

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. The total construction costs for this project are estimated at $11.3 million, and include approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997. SJE plans to file an application to reduce the amount of square footage required to be constructed by approximately 40% and thereby proportionately reduce the MCFF and make the MCFF payable upon the completion of each applicable factory and/or dormitory building. The outcome of the application cannot be presently determined. It is anticipated that Go-Gro will shift a substantial portion of its manufacturing operations from the current leased properties to the new SJE owned facilities over the next five years. The first construction phase (a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory) is estimated to be completed in March 1997 and will increase present production capacity by approximately 30%. The Company used internally generated funds to finance the first phase of the construction and anticipates financing the second phase through either its current banking relationships or by establishing additional banking relationships.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

         The Company is engaged in an aggressive defense against litigation initiated by Black & Decker. Legal fees associated with this litigation are expected to be approximately $1 million for the first quarter of fiscal 1997 with additional legal fees associated with this litigation presently estimated at approximately $1 million, barring appeals. The Company anticipates completion of this litigation by the end of fiscal 1997.

FOREIGN EXCHANGE FLUCTUATIONS

         The Company expects to continue to obtain most of its products from the People's Republic of China and Taiwan. Large fluctuations in currency exchange rates could have a material effect on the Company's cost of products, thereby decreasing the Company's ability to compete. All purchases of finished goods are made in U.S. dollar-denominated letters of credit which limit the Company's exposure to foreign currency fluctuations with respect to fluctuations that would impact existing outstanding purchase commitments. However, the Company is subject to foreign currency fluctuations to the extent such fluctuations affect the cost of products purchased (or manufactured) or the Company's ability to sell into domestic or foreign markets. The Company's Canadian and Mexican subsidiaries are subject to fluctuations between the U.S. dollar currency in which they purchase goods and the Canadian dollar and Mexican peso currencies in which they sell goods, however the Company's foreign exchange risk is not significant with respect to Canada and Mexico due to the relative size of these subsidiaries in comparison with the Company.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The statement recommends a fair value based method of accounting for employee stock options and similar equity instruments. However, the statement also allows companies to continue to account for employee stock-based compensation arrangements under Opinion No. 25. For companies electing to continue to use Opinion No. 25, the statement requires disclosures of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans to continue to account for employee stock-based compensation under Opinion No. 25.

         In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of this adoption will have a material impact on its financial condition or annual results of operations.

IMPACT OF INFLATION

         During 1995 Go-Gro experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. The Company believes that increased prices could have an initial adverse impact on the Company's net sales and income from continuing operations but that, over time, increased prices can be passed on to its customers.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

Independent Auditors' Report................................................ 23

Consolidated Balance Sheets - September 30, 1996 and 1995................... 24

Consolidated Statements of Operations - Years Ended September 30,
  1996, 1995 and 1994....................................................... 25

Consolidated Statements of Stockholders' Equity - Years Ended
  September 30, 1996, 1995 and 1994......................................... 26

Consolidated Statements of Cash Flows - Years Ended September 30, 1996,
  1995 and 1994............................................................. 27

Notes to Consolidated Financial Statements.................................. 30

Schedule II - Valuation and Qualifying Accounts - Years ended September 30,
  1996, 1995 and 1994....................................................... 51

(All other schedules have been omitted as the related information is not required or applicable)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                /s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida
December 12, 1996

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                    -------------------------------
                                                                         1996            1995
                                                                    ---------------  --------------
                                                                             (IN THOUSANDS)

                              ASSETS

Current assets
             Cash and cash equivalents                               $   1,766       $     807
             Accounts receivable, net of allowances
                 of $7,313,000 and $4,934,000, respectively             29,644          31,747
             Inventories                                                39,648          40,306
             Other current assets                                        5,009           4,152
                                                                    ----------       ---------
                              Total current assets                      76,067          77,012

Property and equipment, net                                             26,003          20,049

Restricted cash equivalents and short-term investments                     378           6,339
Goodwill, net                                                           11,344          11,777
Other assets                                                             3,670           4,874
                                                                    ----------       ---------
                                                                     $ 117,462       $ 120,051
                                                                    ==========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
             Notes payable - credit lines                            $   3,963       $   1,604
             Accounts and letters of credit payable                     25,289          23,295
             Current maturities of bonds payable                           970             970
             Current maturities of other long-term debt                    363             300
             Income taxes payable                                           21             446
             Other current liabilities                                   5,500           3,997
                                                                    ----------       ---------
                              Total current liabilities                 36,106          30,612

Notes payable - credit lines                                            17,044          26,100
Convertible subordinated notes                                           7,600           7,600
Bonds payable                                                           10,165          10,966
Other long-term debt                                                     1,762           1,633
Other liabilities                                                          811           1,011
                                                                    ----------       ---------
                              Total liabilities                         73,488          77,922
                                                                    ----------       ---------

Commitments and contingencies

Stockholders' equity
             Preferred stock, $.01 par value
                 Authorized 1,000,000 shares; none issued                 -               -
             Common stock, $.01 par value
                 Authorized 20,000,000 shares; issued and outstanding
                 7,063,587 shares and 6,994,253 shares, respectively        71              70
             Additional paid-in capital                                 26,135          25,894
             Retained earnings                                          17,768          16,165
                                                                    ----------       ---------
                              Total stockholders' equity                43,974          42,129
                                                                    ----------       ---------
                                                                     $ 117,462       $ 120,051
                                                                    ==========       =========

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             YEARS ENDED SEPTEMBER 30,
                                   ---------------------------------------------
                                       1996           1995            1994
                                   -------------  --------------  --------------
Net sales                            $ 184,630      $ 176,292       $ 142,123

Cost of sales                          153,698        148,343         115,319
                                   -----------    -----------     -----------
GROSS PROFIT                            30,932         27,949          26,804

Selling, general and administrative
  expenses                              25,611         23,898          16,689
                                   -----------    -----------     -----------
OPERATING INCOME                         5,321          4,051          10,115
                                   -----------    -----------     -----------

Other income (expenses)
  Interest expense                      (3,254)        (3,537)         (1,721)
  Other income                             385            317             194
                                   -----------    -----------     -----------
Total other expenses                    (2,869)        (3,220)         (1,527)
                                   -----------    -----------     -----------
INCOME BEFORE INCOME TAXES               2,452            831           8,588

Income tax provision                       849            431           3,078
                                   -----------    -----------     -----------
NET INCOME                          $    1,603     $      400      $    5,510
                                   ===========    ===========     ===========

EARNINGS PER SHARE
  PRIMARY
  Earnings per share                $     0.21     $     0.05      $     0.75
  Weighted average number of shares  7,797,500      7,800,469       7,317,341

  FULLY DILUTED
  Earnings per share                $     0.21     $     0.05      $     0.74
  Weighted average number of shares  7,804,500      7,800,469       8,050,100

  See accompanying notes to consolidated financial statements.



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  COMMON STOCK            ADDITIONAL             TOTAL
                                                  --------------------    PAID-IN      RETAINED  STOCKHOLDERS'
                                                  SHARES      AMOUNT      CAPITAL      EARNINGS  EQUITY
                                                  --------   ---------   ----------   ---------  ---------
BALANCE AT SEPTEMBER 30, 1993                     5,765,887    $   58    $ 17,882     $ 10,255   $ 28,195

Proceeds from exercise of stock options             133,289         1         843          -          844
Common stock issued to acquire Go-Gro               750,000         7       4,728          -        4,735
Commin stock issued under employment agreement       10,000        -           51          -           51
Common stock issued for non-compete contract         55,756         1         416          -          417
Common stock issued pursuant to
  the Dana Lighting purchase agreement              208,720         2       1,563          -        1,565
Net income                                             -           -          -          5,510      5,510
                                                  ---------    ------    --------     --------   --------
BALANCE AT SEPTEMBER 30, 1994                     6,923,652        69      25,483       15,765     41,317

Proceeds from exercise of stock options              70,601         1         411          -          412
Net income                                             -           -           -           400        400
                                                  ---------    ------    --------     --------   --------
BALANCE AT SEPTEMBER 30, 1995                     6,994,253        70      25,894       16,165     42,129

Proceeds from exercise of stock options              64,334         1         226          -          227
Common stock issued under employment agreement        5,000        -           15          -           15
Net income                                             -           -           -         1,603      1,603
                                                  ---------    ------    --------     --------   --------
BALANCE AT SEPTEMBER 30, 1996                     7,063,587    $   71    $ 26,135     $ 17,768   $ 43,974
                                                  =========    ======    ========     ========   ========




  See accompanying notes to consolidated financial statements.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                               YEARS ENDED SEPTEMBER 30,
                                                                      ------------------------------------------

                                                                         1996              1995            1994
                                                                      ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $  1,603         $   400         $  5,510
                                                                       --------         -------         --------

   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                         6,266           5,239            3,036
    Accounts receivable allowances, net                                   2,377           2,246              (60)
    Deferred income taxes                                                (1,335)         (1,506)             (76)
    (Gain) loss on disposition of property and equipment                     53            (328)              19
    Change in assets and liabilities, net of effects of
    acquisitions:
     Decrease (increase) in accounts receivable                            (274)         (2,492)          (5,116)
     Decrease (increase) in inventories                                     658          (7,159)          (1,359)
     Decrease (increase) in other current assets                            452             772           (1,310)
     Decrease (increase) in other assets                                   (544)         (1,564)          (1,875)
     Increase (decrease) in income taxes payable                           (425)            334             (531)
     Increase (decrease) in accounts payable, letters of credit
       payable and other liabilities                                      3,642           2,758            1,363
                                                                       --------         -------          -------
    Total adjustments                                                    10,870          (1,700)          (5,909)
                                                                       --------         --------         -------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  12,473          (1,300)            (399)
                                                                       --------         --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                              (9,479)        (13,595)          (1,984)
  Payments to purchase minority interest in subsidiary                      -               -               (750)
  Payments for Go-Gro acquisition, net of cash acquired                    (144)           (586)          (5,880)
  Return of funds escrowed in conjunction with the
    acquisition of Go-Gro                                                    -             1,904             -
  Collection of receivable from stockholder                                 -             1,850             -
  Payment to affiliated company                                             -            (2,002)            -
  Decrease (increase) in restricted cash equivalents and
    short-term investments                                                5,961          (5,862)             300
                                                                        --------        --------         -------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (3,662)        (18,291)          (8,314)
                                                                        --------         -------         -------






(Continued on page 28)



                      CATALINA LIGHTING, INC. SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                               YEARS ENDED SEPTEMBER 30,
                                                                           ----------------------------------
                                                                             1996            1995        1994
                                                                           ----------------------------------
CASH FLOWS FROM FINANCING ACTVITIES:
   Proceeds from notes payable - credit lines                                43,400        43,900      26,500
   Payments on notes payable - credit lines                                 (50,556)      (30,768)    (32,182)
   Net proceeds from notes payable-credit lines due on demand                   459           277       1,266
   Proceeds from convertible subordinated notes                                 -             -        15,200
   Payment on convertible subordinated notes                                    -          (7,600)        -
   Fees incurred in conjunction with convertible subordinated notes             -             -          (767)
   Proceeds from other long-term debt                                           -             -         1,200
   Payments on other long-term debt                                            (581)         (812)     (1,393)
   Proceeds from the issuance of bonds payable                                   99        11,936        -
   Payments on bonds payable                                                   (900)          -           -
   Proceeds from issuance of common stock and
    related income tax benefit                                                  227           412         844
                                                                            --------      --------    -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (7,852)       17,345      10,668
                                                                            --------      --------    -------

Net increase (decrease) in cash and cash equivalents                            959        (2,246)      !,955
Cash and cash equivalents at beginning of year                                  807         3,053       1,098
                                                                            --------      --------    -------
Cash and cash equivalents at end of year                                     $1,766       $   807     $ 3,053
                                                                            ========      ========    =======


        SUPPLEMENTAL CASH FLOW INFORMATION

                         YEARS ENDED SEPTEMBER 30,
                    ----------------------------------
                         1996        1995        1994
                    ----------------------------------
CASH PAID FOR:
 Interest             $ 3,457      $ 3,595     $ 1,680
                    =========     ========    ========
 Income taxes         $ 2,671      $ 1,352     $ 3,378
                    =========     ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On July 30, 1994, the Company acquired Go-Gro Industries Limited and Lamp Depot Limited as follows:

Fair value of assets acquired, net of
 cash and cash equivalents                           $     22,920
Liabilities assumed                                       (12,305)
Common stock issued                                        (4,735)
                                                   --------------
Net cash payments made in 1994                       $      5,880
                                                   ==============

The Company issued 750,000 shares of common stock in connection with this acquisition.

(Continued on page 29)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

         During the years ended September 30, 1996, 1995 and 1994 capital lease obligations aggregating approximately $573,000, $189,000 and $493,000, respectively, were incurred when the Company entered into leases for new office, computer and warehouse equipment.

         In 1996 and 1994, the Company issued 5,000 and 10,000 common shares, respectively, to an employee as salary, pursuant to an employment agreement with such employee.

         In 1995, the Company sold racking and equipment with a net book value of $216,000 receiving as payment a note receivable for $572,000.

         During 1994, the Company issued 32,644 restricted common shares as consideration for a one year extension, from May 1993 to May 1994, of its non-compete contract with a shareholder and former Chief Executive Officer of the Company. In May 1994, the Company issued 23,112 restricted common shares as consideration for the third year of its three-year option, from May 1994 to May 1995, of such non-compete contract.

         During 1994, the Company issued 208,720 common shares to the current CEO (and previous owner) of Dana Lighting as additional proceeds for the Company's purchase of this subsidiary.







 See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

 (a)     The Business

 Catalina Lighting, Inc. ("the Company") is a United States-based wholesaler, distributor and manufacturer of lamps, lighting fixtures and other lighting related products. The Company sells principally in the U.S. to a variety of retailers including home centers, national retail chains, office superstore chains, warehouse clubs, discount department stores and catalog showrooms. The Company also sells its products in Europe, Canada and other foreign markets.

 (b)     Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated statements include the results of the wholly-owned subsidiary Go-Gro Industries Limited ("Go-Gro") subsequent to the date of acquisition on July 30, 1994. The consolidated statements for 1996 and 1995 also include the results of Meridian Lamps, Inc. ("Meridian"), a wholly-owned subsidiary formed by the Company that commenced operations in fiscal 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (c)     Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)      Geographic Risks

 Substantially all of the Company's products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company's business. In addition, in the Company's consolidated balance sheet at September 30, 1996 are net assets of $18.6 million of Company subsidiaries located in China and Hong Kong (which will become a sovereign territory of China in 1997).

 (e)     Cash and Cash Equivalents

 Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

 (f)     Accounts Receivable

 Pursuant to an agreement between the Company and a bank, the bank assumes the credit risk of certain of the Company's U.S. receivables. The Company pays a fee of .50 percent of billings to customers covered by the arrangement. In addition, the Company insures certain of its foreign receivables with an insurance company. Gross accounts receivable secured under such agreements at September 30, 1996 and 1995 amounted to $19.2 million and $19.1 million, respectively. In addition, certain of the Company's sales are made to customers who pay pursuant to their own international, irrevocable transferable letters of credit. Accounts receivable secured by such letters of credit at September 30, 1996 and 1995, amounted to $8.1 million and $5.2 million, respectively.

 The Company provides allowances against accounts receivable for doubtful accounts, sales returns and sales incentives.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (g)     Inventories

 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

 (h)     Property and Equipment

 Property and equipment are stated at cost, less accumulated depreciation and amortization. Interest expense incurred for the construction of facilities is capitalized until such facilities are ready for use. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the related assets.

 (i)     Restricted Cash Equivalents and Short-Term Investments

 The Company's restricted cash equivalents and short term investments at September 30, 1996 represented sinking fund payments towards bonds issued to finance the Tupelo warehouse and investment income earned on such payments. At September 30, 1995, such amount included (1) unused funds received from the issuance of bonds payable restricted for the construction of the Company's warehouse in Tupelo, Mississippi and for the purchase of equipment for such facility and (2) $375,000 in sinking fund payments towards such bonds. Such amounts consisted of short-term, highly liquid investments and were carried at an amount that approximated fair value.

 (j)     Goodwill

 Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted operating income from the related acquired companies. Should the Company determine it probable that future estimated undiscounted operating income from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $1.5 million and $1.1 million at September 30, 1996 and 1995, respectively.

 (k)     Capital Leases

 Leases that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as the acquisition of assets and assumption of obligations under the capital lease standards issued by the Financial Accounting Standards Board. Accordingly, capitalized leased assets are recorded as property and equipment and the present values of the minimum lease payments are recorded as capital lease obligations under other long-term debt. Depreciation of such assets is computed using the shorter of the lease terms or estimated useful lives of the assets and is included in depreciation expense.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (l)      Income Taxes

 The Company and its wholly-owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company's Hong Kong, Canadian and Mexican subsidiaries. The Company follows the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

 (m)     Earnings Per Share

 Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year increased by common equivalent shares (stock options, warrants and shares issuable under contractual agreements) using the modified treasury stock method. Fully diluted earnings per share is computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding during the year, increased by common equivalent shares (stock options, warrants and shares issuable under contractual agreements) using the modified treasury stock method and, where dilutive, shares which would be issued upon the conversion of the convertible subordinated notes.

 (n)     Foreign Currency Translation

 The accounts of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". For subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are translated at the current exchange rate and nonmonetary balance sheet accounts are translated at historical exchange rates. For subsidiaries where the functional currency is other than the U.S. dollar, all balance sheet accounts are translated at the current exchange rate. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in the statements of operations. Such adjustments were not significant for any year presented. Gains and losses arising from foreign currency transactions are included in net income and were not significant for any year presented.

(o)      Reclassifications

Certain amounts previously presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)      Impact of Recently Issued Accounting Standards

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The statement recommends a fair value based method of accounting for employee stock options and similar equity instruments. However, the statement also allows companies to continue to account for employee stock-based compensation arrangements under Opinion No. 25. For companies electing to continue to use Opinion No. 25, the statement requires disclosures of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans to continue to account for employee stock-based compensation under Opinion No. 25.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of this adoption will have a material impact on its financial condition or results of operations.

2.       ACQUISITIONS

On July 30,1994, the Company acquired all of the issued and outstanding capital stock of two Hong Kong companies, Go-Gro Industries Limited ("Go-Gro") and Lamp Depot Limited ("Lamp Depot"), for an aggregate consideration of $7,500,000 and 750,000 shares of the Company's common stock. This acquisition was accounted for under the purchase method and, accordingly, the operating results of Go-Gro and Lamp Depot have been included in the Company's consolidated operating results since the date of acquisition. Go-Gro is a manufacturer of lighting products with its administrative office located in Hong Kong and production facilities located in the Guangdong Province of the People's Republic of China. Go-Gro's production facilities are owned by Go-Gro's cooperative joint venture subsidiary. Under the terms of the cooperative joint venture agreement with a Chinese company, Go-Gro is entitled to 100% of the subsidiary's profits and losses, and the Chinese company partner is entitled to a yearly management fee from the subsidiary of approximately $400,000. Lamp Depot was engaged in the retail sale of lighting products in Hong Kong and China and is no longer active.

The stock of Go-Gro was purchased by the Company from selling stockholders who represented at the closing that they were, in fact, the actual stockholders of Go-Gro. Subsequent to the date of the closing, the Company discovered that part of the Go-Gro stock acquired had been conveyed to one of the selling stockholders prior to closing by a former officer of a subsidiary of the Company, who ceased employment with such subsidiary in 1993. The Company made a claim for indemnification and return of $1,904,000 of the consideration from Go-Gro. Such funds were deposited into an escrow account at the date of closing and were returned to the Company in November 1994. The purchase price and resulting goodwill recorded for the Go-Gro acquisition were reduced accordingly for the return of these funds. The Company contends such funds are owed to the Company due to certain of the former officer's actions which the Company believes constitute, among other things, breach of fiduciary duty, breach of duty of loyalty, usurpation of corporate opportunity and fraud. The Company has filed a lawsuit against the former officer in the Massachusetts Federal District Court in Boston for recovery of additional damages and adjudication of this matter. In the event the Company is not successful in this action further increases in the purchase price and goodwill recorded for the Go-Gro acquisition could result.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

2.       ACQUISITIONS (CONTINUED)

Under the terms of the purchase agreement each of the previous Go-Gro shareholders jointly and severally represented and warranted to the Company that as of the date of closing, Go-Gro would possess a minimum specified net worth. The Company has determined, based upon receipt of the audited financial statements of Go-Gro for the year ended July 31, 1994, Go-Gro failed to meet this minimum net worth by approximately $1,850,000. The previous majority shareholder of Go-Gro reimbursed Catalina $1,850,000 for this net worth shortfall in March 1995.

The funds to acquire Go-Gro and Lamp Depot were provided principally from borrowings. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed resulted in goodwill of $6,189,000, which is being amortized on the straight-line basis over 25 years.

In connection with the 1989 acquisition of its Dana subsidiary, the Company issued $1,000,000 in convertible debentures bearing interest at prime, and convertible into 400,000 common shares of the Company. In January 1993, the Company issued amended debentures which increased the principal amount of the debentures by $200,000, representing previously accrued interest through August 1991 on such debentures. In February 1993, the debenture holders elected to convert their debentures, then totaling $1.2 million, into 480,000 shares of the Company's common stock. The Company issued 160,000 of the 480,000 shares in February 1993, and the remaining 320,000 shares were issued in May 1993.

The Dana purchase agreement provided for additional payments to the two former Dana owners through fiscal 1994 based upon the achievement of certain annual earnings targets. In 1993, the payments to one of these former owners ceased. In October 1993, the Company and Dana's current CEO (and former owner) agreed to amend the purchase agreement to provide for additional proceeds for 1993 and 1994 based upon Dana's achievement of the fiscal 1993 earnings target. The aggregate amount due this individual for 1993 and 1994 pursuant to the above change amounted to $1,565,000. Such additional proceeds were recorded in goodwill. Pursuant to the conversion privileges described below, the Company satisfied this liability by issuing 208,720 common shares in fiscal 1994.

In January 1993, the Company and the debenture holders agreed that the conversion feature, including the conversion price, which allowed for the debentures to be converted into stock also applied to certain other accrued obligations to the debenture holders and to the final adjustments to increases in the purchase price of Dana for fiscal years 1993 and 1994. Such other accrued obligations consisted of previously accrued interest on the convertible debentures, cost of living salary increases and increases to the purchase price of Dana (based on Dana's achievement of earnings targets for fiscal years ended September 30, 1991 and 1992). In February 1993, the debenture holders converted such obligations into 149,044 shares of Catalina's common stock and in May 1993 such shares were issued. In connection with the January 1993 agreement described above, the Company recognized a non-recurring charge totaling $509,000 and additional goodwill in the amount $107,000.

In January 1994, the Company purchased the 49% minority equity interest in its Canadian subsidiary for $750,000. The purchase resulted in goodwill of $421,000, which is being amortized over 20 years.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

3.       INVENTORIES

Inventories consisted of the following:

                             SEPTEMBER 30,
                         ---------------------
                            1996       1995
                         ---------  ----------
                             (In thousands)
       Raw materials     $   5,075   $   3,535
       Work-in-progress      1,342       1,030
       Finished goods       33,231      35,741
                         ---------  ----------
                         $  39,648   $  40,306
                         =========  ==========

The Company capitalizes certain costs in finished goods inventory associated with acquiring, storing and preparing inventory for distribution. Such costs aggregated approximately $11.1 million, $12.1 million and $10.7 million for the years ended September 30, 1996, 1995 and 1994, respectively, of which $2.6 million and $2.9 million remained in inventory at September 30, 1996 and 1995, respectively.

4.       PROPERTY AND EQUIPMENT

Property and equipment and related depreciable lives are as follows:

                                           SEPTEMBER 30,
                                     ----------------------        DEPRECIABLE
                                        1996         1995             LIVES
                                     ---------     ---------       -------------
                                          (In thousands)
Land                                 $   3,320     $   3,320            -
Buildings and improvements              10,592         2,834       5 to 30 years
Leasehold improvements                     955         1,067       lease terms
Furniture and office equipment             854         1,396       5 to 7 years
Computer software and equipment          2,899         2,611       2 to 3 years
Machinery, molds and equipment           9,915         6,154       1 to 7 years
Display fixtures                         1,195         1,689       2 years
Other assets                               721           635       4 to 7 years
Construction in progress                 2,651         6,067            -
                                      --------     ---------
                                        33,102        25,773
Less accumulated depreciation            7,099         5,724
                                      --------     ---------
                                      $ 26,003     $  20,049
                                      ========     =========

Depreciation expense for the years ended September 30, 1996, 1995 and 1994 was approximately $4,045,000, $3,140,000, and $1,757,000, respectively.

Interest capitalized during the construction of the manufacturing facilities in China and Mississippi was approximately $463,000 and $221,000 during the years ended September 30, 1996 and 1995, respectively, and is included in construction in progress.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

5.       NOTES PAYABLE - CREDIT LINES

The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 commencing on June 1, 1997 on the non-revolving loan.

The non-revolving loan bears interest, payable monthly, at the prime rate plus 1% (9.25% at September 30, 1996) and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels (7.3% at September 30, 1996), as defined under the credit agreement. Obligations under the facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain debt to equity and interest coverage ratios and borrowings are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. receivables and inventory. The agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .25% based on the unused portion of the facility.

The Company has a credit facility with a Canadian bank which provides four million Canadian dollars (approximately U.S. $2.9 million) in revolving demand credit. Advances up to $1.1 million bear interest at the Canadian prime rate (5.75% at September 30, 1996). Advances in excess of $1.1 million bear interest at the Canadian prime rate plus 0.5%. The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary and a standby letter of credit for $1.1 million. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. This facility is repayable upon demand and is subject to an annual review by the bank.

Go-Gro has a credit facility with a Hong Kong bank. The facility provides credit in the form of 20 million Hong Kong dollars (U.S. $2.6 million) in acceptances and trade and stand-by letters of credit, 5 million Hong Kong dollars (U.S. $650,000) in overdraft protection, and 10 million Hong Kong dollars (U.S. $1.3 million) to negotiate discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus
 .25% (8.75% at September 30, 1996). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement restricts the payment of dividends without the consent of the bank to no more than 40% of Go-Gro's earnings, but does not limit advances or loans from Go-Gro to the Company. This facility is repayable upon demand and is subject to an annual review by the bank.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

5.       NOTES PAYABLE - CREDIT LINES (CONTINUED)

The Company's availability under its credit lines consisted of the following:

                                                   SEPTEMBER 30,
                                             -------------------------
                                                 1996          1995
                                             -----------     ---------
                                                    (In thousands)
          Total lines of credit               $  72,463       $ 71,762
          Less:
            Borrowings                          (21,007)       (27,704)
            Acceptances issued and pending
             issuance (included in accounts
             payable)                            (8,639)        (9,275)
            Open letters of credit and other     (3,475)        (7,749)
            Stand-by letters of credit           (2,945)        (2,945)
                                             ----------      ---------
           Availability under lines of credit $  36,397       $ 24,089
                                             ==========      =========

The weighted average interest rate on the current portion of notes payable - credit lines was 7.6% and 8.5% at September 30, 1996 and 1995, respectively.

6.       BONDS PAYABLE

The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit which is not part of the Company's credit lines. Interest on the bonds is payable semiannually and principal payments are due annually.

During the 1995 fiscal year, the Company began construction of a 475,000 square foot facility located near Tupelo, Mississippi, to consolidate warehouse operations located in leased facilities in Texas and Massachusetts. The facility became operational during the second quarter of fiscal 1996. The Company completed the move of all inventory from its Texas and Massachusetts facilities and ceased operations therein effective April 30, 1996 and September 30, 1996, respectively. The Company expended $9 million for the building and underlying land, and $3.2 million on machinery and equipment for the facility. The Company has received certain incentives from state and local government entities to locate these operations in Tupelo, including a tax credit from state income taxes to the extent of interest and principal payments on the bonds (with a five year carryforward period) and a ten year partial exemption from real and personal property taxes.


The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, aggregating $900,000 per year, from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at September 30, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part the Company's credit line.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

6.       BONDS PAYABLE (CONTINUED)

The aggregate maturities and sinking fund requirements of bonds payable at September 30, 1996, were as follows (in thousands):

                           1997           $     970
                           1998                 975
                           1999                 980
                           2000                 985
                           2001                 990
                           Thereafter         6,235
                                          ---------
                                          $  11,135
                                          =========

7.       OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

                                                                                                  SEPTEMBER 30,
                                                                                           -------------   -------------
                                                                                               1996            1995
                                                                                           -------------   -------------
                                                                                                  (In thousands)

       Mortgage note, payable monthly through 1999 based on a 15 year amortization schedule with a balloon payment in 1999, bearing interest at
       8%, secured by land and building with a net book value of $1,533,000 at
       September 30, 1996                                                                    $   1,114       $   1,161

       Borrowings under a leasing facility with a financial institution to finance the purchase of U.S. assets; payable monthly through maturity in
       2001, bearing interest at 8.75%, and secured by warehouse equipment with a net book value of $391,000 at September 30, 1996; $576,000 was available
       for future borrowings at September 30,1996                                                 424               -

       Borrowings under a leasing facility with a financial institution to finance the purchase of U.S. assets; payable quarterly, bearing interest at rates ranging from 7.12% to 10%, maturing at various dates through
       2001 and secured by office and warehouse equipment and computer hardware and software with a net book value of $478,000 at September 30, 1996; no
       funds were available for future borrowings at September 30, 1996                             587             724

       Other                                                                                         -              48
                                                                                           -----------     -----------
       Subtotal                                                                                  2,125           1,933
       Less current maturities                                                                    (363)           (300)
                                                                                           -----------     -----------
                                                                                             $   1,762       $   1,633

                                                                                           ===========     ===========


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

7.       OTHER LONG-TERM DEBT (CONTINUED)

In addition, the Company has a nine million Hong Kong dollar (approximately U.S. $1.2 million) leasing facility with a Hong Kong financial institution to finance the purchase of equipment for its China facilities. The facility is secured by a guarantee issued by the Company. As of September 30, 1996, no amounts had been borrowed under this facility.

The aggregate maturities of other long-term debt at September 30, 1996, were as follows (in thousands):


                           1997           $     363
                           1998                 354
                           1999               1,196
                           2000                 131
                           2001                  81
                                          ---------
                                          $   2,125
                                          =========

8.       CONVERTIBLE SUBORDINATED NOTES

The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible at the option of the holders into common shares of the Company's stock at a conversion price of $7.31 per share, subject to certain anti-dilution adjustments (as defined in the note agreement) at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes are callable at the Company's option with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the note agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the note agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and the purchase or retirement of any shares of capital stock or other capital distributions.

9.       INCOME TAXES

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal income tax rate:

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

9.       INCOME TAXES (CONTINUED)

                                             YEARS ENDED SEPTEMBER 30,
                                     --------------------------------------
                                        1996            1995       1994
                                     -----------     ----------  ----------
Statutory federal income tax rate           34.0%          34.0%       34.0%
 Increase (decrease) resulting from:
  State income taxes, net of federal
     income tax benefit                      8.7            4.5         3.5
  Foreign tax differentials                (18.4)          (2.3)       (3.1)
  Goodwill amortization                      6.0           19.4         0.9
  Other                                      4.3           (3.7)        0.5
                                      ----------     ----------   ---------
                                            34.6%          51.9%       35.8%
                                      ==========     ==========   =========

The income tax provision (benefit) consisted of the following:

                                   CURRENT           DEFERRED          TOTAL
                              -----------------   --------------   -------------
                                                  (In thousands)
Year ended September 30, 1996
  Federal                         $     1,454       $    (1,388)           66
  State                                   531              (207)          324
  Foreign                                 199               260           459
                                  -----------       -----------    ----------
                                  $     2,184       $    (1,335)   $      849
                                  ===========       ===========    ==========

Year ended September 30, 1995
  Federal                         $     1,443       $    (1,206)   $      237
  State                                   304              (247)           57
  Foreign                                 190               (53)          137
                                  -----------       -----------    ----------
                                  $     1,937       $    (1,506)   $      431
                                  ===========       ===========    ==========

Year ended September 30, 1994
  Federal                         $     2,681       $       (17)   $    2,664
  State                                   456                (3)          453
  Foreign                                  17               (56)          (39)
                                  -----------       -----------    ----------
                                  $     3,154       $       (76)   $    3,078
                                  ===========       ===========    ==========

Income (loss) before income taxes by source consisted of the following:

                                             YEARS ENDED SEPTEMBER 30,
                                  --------------------------------------------
                                     1996             1995          1994
                                  ------------    -------------   ------------
                                                  (In thousands)
United States                     $       (3)      $       574     $    7,927

Foreign                                2,455               257            661
                                  ----------       -----------     ----------
                                  $    2,452       $       831     $    8,588
                                  ==========       ===========     ==========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

9.       INCOME TAXES (CONTINUED)

The tax effects of each type of temporary difference that gave rise to the Company's current net deferred tax asset included in other current assets are as follows:

                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
                                                        (In thousands)
    Accounts receivable allowances                 $   1,542        $     890
    Prepaid expenses                                    (130)            (135)
    Allowance and capitalized costs for inventory      1,245              490
    Foreign tax loss carryforward                       -                  68
    Loss on sublease of facilities                      -                  56
    Accrued expenses                                     306               66
    Other                                                 25               15
                                                   ---------        ---------
                                                   $   2,988        $   1,450
                                                   =========        =========

The tax effects of each type of temporary difference that gave rise to the Company's net long term deferred tax asset (included in other long term assets) are as follows:

                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
                                                        (In thousands)
     Net loss on sublease of facilities           $      347       $      425
     Start up costs                                      128               58
     Depreciation:
        U.S. assets                                     (103)            (122)
        Foreign assets                                   (18)             (26)
     Other                                               (74)             148
                                                  ----------       ----------
                                                  $      280       $      483
                                                  ==========       ==========

The Company has not provided for possible U.S. income taxes on $4.5 million in undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable.

10.      STOCK OPTIONS, WARRANTS AND RIGHTS

STOCK OPTIONS

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan (Employee Plan), which provides for the granting of options to officers and other key employees. Under the Employee Plan, the Company authorized the granting of options for up to 1,750,000 shares of common stock to be granted as either incentive or nonstatutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. As of September 30, 1996, 1,340,301 options were issued and outstanding under the plan, of which 929,801 were exercisable. Approximately 20,000 options remained available for future grants. Options vest ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

10.   STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan (Directors' Plan), which provides for the granting of options for up to 50,000 shares of common stock to non-employee directors. Under the Directors' Plan, options to purchase 2,000 common shares are granted to non-employee directors automatically upon their election to the Board of Directors which vest upon the serving of a one year term. The exercise price is the fair market value of the common stock on the date the options are granted. These options are generally exercisable during the terms of the directors, not to exceed ten years, from the date of grant.

Transactions and other information relating to the plans are summarized as follows:

                                                      NUMBERS OF
    EMPLOYEES' PLAN:                                   OPTIONS              PRICE PER SHARE
                                                  ------------------    -------------------------
    Options outstanding at September 30, 1993               989,828      $1.75 to $7.50
         Options granted                                     78,750      $7.50
         Options exercised                                 (103,289)     $1.75 to $4.13
         Options terminated                                 (12,599)     $1.75 to $2.50
                                                  ------------------    -------------------------
    Options outstanding at September 30, 1994               952,690      $1.75 to $7.50
         Options granted                                    371,250      $6.75
         Options exercised                                  (70,601)     $1.75 to $4.625
         Options terminated                                 (32,835)     $2.50 to $7.50
                                                  ------------------    -------------------------
    Options outstanding at September 30, 1995             1,220,504      $1.75 to $7.50
         Options granted                                    164,750      $4.13 to $5.50
         Options exercised                                  (21,834)     $2.50 to $4.13
         Options terminated                                 (23,119)     $2.50 to $7.50
                                                  ------------------    -------------------------
    Options outstanding at September 30, 1996             1,340,301      $1.75 to $6.75
                                                  ==================    =========================

                                                      NUMBER OF
                                                       OPTIONS               PRICE PER SHARE
                                                  ------------------     ------------------------
    DIRECTORS' PLAN:
      Options outstanding at September 30, 1993              26,000       $3.38 to $12.13
        Options granted                                       6,000       $10.75
                                                  ------------------     ------------------------
      Options outstanding at September 30, 1994              32,000       $3.38 to $12.13
        Options granted                                       8,000       $6.63
                                                  ------------------     ------------------------
      Options outstanding at September 30, 1995              40,000       $3.38 to $12.13
        Options granted                                       8,000       $6.25
        Options exercised                                    (2,000)      $3.38
        Options terminated                                  (12,000)      $5.38 to $12.13
                                                  ------------------    -------------------------
      Options outstanding at September 30, 1996              34,000       $3.38 to $12.13
                                                  ==================     ========================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

10.      STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

The Company has outstanding options for 110,000 shares at an exercise price of $1.75 per share issued to the former shareholders of a subsidiary in connection with the acquisition of such subsidiary. The options expire on January 1, 2000.

On October 1, 1991, the Company issued options to purchase 20,000 shares at $3.38 to an employee. The options expire on October 1, 2001.

In August 1990, the Company issued options outside its Directors' Plan to its non-employee directors to purchase an aggregate of 200,000 shares of common stock, of which 132,000 remained outstanding on September 30, 1996. The options have an exercise price of $1.75 per share and expire August 24, 2000.

On January 3, 1992, the Company issued to certain of its executives and non-employee directors options to purchase 275,000 shares at $4.88 per share. The options expire January 3, 2002.

On January 15, 1993, the Company issued to one of its executives options to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The options were fully exercisable on September 30, 1996. The options expire on January 14, 2003.

At various dates during fiscal 1995, the Company granted to certain new employees options to purchase 91,000 shares of common stock at prices ranging from $6.75 to $6.875. In most cases, one-third of the options became exercisable on October 1, 1995, with one-third vesting on October 1 of each of the following two years. The options expire in 10 years from the grant date. On October 27, 1995, the exercise price of these options was restated to $4.125, the market value on such date. As of September 30, 1996, 78,500 options remained to be exercised.

On March 4, 1996, the Company issued options to purchase 10,000 shares at $5.38 to a consultant. The options expire on March 4, 2006.

On August 27, 1996, the Company issued to one of its executives options to purchase 5,000 shares of common stock at $3.75 per share. The options expire on August 26, 2006.

STOCK RIGHTS

On November 20, 1990, as amended on January 24, 1991, and on March 16, 1992, the Company adopted a Shareholders' Rights Plan, and rights were distributed as a dividend at the rate of one right for each share of the Company's common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $20 per share, subject to adjustment. The rights may be exercised beginning 10 days after a person or group acquires 21 percent or more of the Company's common stock or announces a tender offer that could result in the person or group owning at least 21 percent of the Company's common stock. Subject to possible extensions, the rights may be redeemed by the Company at $0.001 per right at any time until 10 days after 21 percent or more of Catalina's stock is acquired by a person or group. The rights are also redeemable upon a vote by the stockholders of the Company if the proposed purchase price for the shares is deemed fair by a recognized investment banker. In the event the Company is acquired in a merger or other business combination transaction, the holder of each right would be entitled to receive common stock of the acquiring company having a value equal to two times the exercise price of the right. Unless redeemed earlier, the rights expire on November 30, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

10.      STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

STOCK WARRANTS

In connection with the Company's initial public offering of common stock in May 1988, the underwriter of such offering obtained a warrant to acquire up to 92,000 shares of common stock exercisable through May 12, 1993, at $4.20 a share. On June 2, 1992, and June 17, 1996, the Company amended the warrant agreement to extend the expiration date of such warrant to December 31, 1997. The Company registered the shares underlying the warrant effective May 24, 1995. No common stock has been issued pursuant to this warrant through September 30, 1996.

11.      COMMITMENTS

The Company leases certain of its offices and warehouse facilities under non-cancelable operating leases that expire at various dates through 2001. Certain leases provide for increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 1996 by fiscal year, were as follows (in thousands):

                        MINIMUM RENTAL           MINIMUM
                           PAYMENTS          SUBLEASE INCOME          NET
                        --------------       ---------------     -------------
          1997            $      2,374          $    1,063        $     1,311
          1998                   1,512               1,061                451
          1999                   1,336               1,061                275
          2000                   1,207               1,061                146
          2001                     570                 454                116
                          ------------          ----------        -----------
                          $      6,999          $    4,700        $     2,299
                          ============          ==========        ===========

Total rental expense for all operating leases and public warehouse facilities amounted to approximately $4.1 million, $3.9 million and $2.5 million for the years ended September 30, 1996, 1995 and 1994, respectively, and sublease income amounted to $491,000, $370,000 and $39,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

11.      COMMITMENTS (CONTINUED)

Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. The total construction costs for this project are estimated at $11.3 million, and include approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997. SJE plans to file an application to reduce the amount of square footage required to be constructed by approximately 40% and thereby proportionately reduce the MCFF and make the MCFF payable upon the completion of each applicable factory and/or dormitory building. The outcome of the application cannot be presently determined. The first construction phase (a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory) is estimated to be completed in March 1997.

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement.

12.      RELATED PARTY TRANSACTIONS

The Company leased its two facilities located in Massachusetts from entities in which an officer and a former officer had an ownership interest. One of the leases expired in 1996 and the other one is on a month-to-month basis. Rent expense related to these leases was approximately $530,000, $521,000 and $512,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company leases its Hong Kong office from a company owned by the President and former majority stockholder of Go-Gro. The lease expires in August 1997 but may be extended for an additional two years. Rent expense related to this lease was $258,000, $237,000 and $39,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

During the years ended September 30, 1996 and 1995, Go-Gro purchased $1.8 million and $1.1 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company and which includes the President of Go-Gro as one of its directors.

In January 1994, the Company delivered 32,644 restricted common shares as consideration for the one-year extension, from May 1993 to May 1994, of its non-compete contract with a former Chairman and Chief Executive Officer of the Company. In January 1994, the Company elected to extend the term of this non-compete agreement for the third year of its three-year option, from May 1994 to May 1995. The consideration for the one-year extension was satisfied in May 1994 by the issuance of 23,112 restricted shares of the Company's common stock.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

13.      GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company operates exclusively in the lighting industry with operations based in two principal geographic areas, the United States and Asia. Net sales to unaffiliated customers by U.S.-based operations are made primarily into the United States. Net sales to unaffiliated customers by Asia-based operations are made primarily into Europe. Transfers to other geographic areas primarily represent shipments of finished goods at prices approximating those charged to unaffiliated customers. All transfers have been eliminated from consolidated net sales. Financial information, summarized by geographic area, is as follows:


                          UNITED STATES         ASIA           OTHER          ELIMINATIONS        CONSOLIDATED
                        -----------------   ------------    -----------    -----------------    ----------------
                                                            (In thousands)
SEPTEMBER 30, 1996:
Net sales
 Unaffiliated customers    $  139,521         $   29,447      $  15,662       $     -             $ 184,630
 Transfers to other
   geographic areas               979             34,341            370          (35,690)              -
                           ----------         ----------      ---------       ----------          ---------
      Total net sales      $  140,500         $   63,788      $  16,032       $  (35,690)         $ 184,630
                           ==========         ==========      =========       ==========          =========
Operating income           $    2,153         $    2,706      $     563       $     (101)         $   5,321
                           ==========         ==========      =========       ==========          =========
Identifiable assets        $   79,362         $   31,892      $   8,562       $   (2,375)         $ 117,441
                           ==========         ==========      =========       ==========          =========

SEPTEMBER 30, 1995:
Net sales
 Unaffiliated customers    $  137,763         $   30,517      $   8,012       $      -            $ 176,292
 Transfers to other
   geographic areas               870             17,091            219          (18,180)              -
                           ----------         ----------      ---------       ----------          ---------
      Total net sales      $  138,633         $   47,608      $   8,231       $  (18,180)         $ 176,292
                           ==========         ==========      =========       ==========          =========
Operating income           $    3,062         $      941      $     221       $     (173)         $   4,051
                           ==========         ==========      =========       ==========          =========
Identifiable assets        $   89,966         $   25,178      $   7,368       $   (2,461)         $ 120,051
                           ==========         ==========      =========       ==========          =========

SEPTEMBER 30, 1994:
Net sales
 Unaffiliated customers    $  124,135         $   12,048      $   5,940       $      -            $ 142,123
 Transfers to other
   geographic areas               398              1,280             85           (1,763)              -
                           ----------         ----------      ---------       ----------          ---------
      Total net sales      $  124,533         $   13,328      $   6,025       $   (1,763)         $ 142,123
                           ==========         ==========      =========       ==========          =========
Operating income           $    9,255         $    1,415      $    (465)      $      (90)         $  10,115
                           ==========         ==========      =========       ==========          =========
Identifiable assets        $   70,558         $   26,789      $   4,770       $     (689)         $ 101,428
                           ==========         ==========      =========       ==========          =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

13.      GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

In fiscal 1996, one customer accounted for 3.9% of the Company's net sales while its affiliate accounted for 7.1% and during fiscal 1995 such customers accounted for 5.9% and 6.9%, respectively, of the Company's net sales. In fiscal 1994, such customer and its affiliates accounted for 6.6% and 13.3%, respectively, of the Company's net sales.

14.      EMPLOYMENT AGREEMENTS

The Company has employment agreements with five executive officers. The agreements with four of these officers are for three-year terms renewed each year on October 1. All such officers receive compensation with minimum annual cost of living increases of 5% and acceleration of payments due under the agreements should there be a change in control (as defined) of the Company. These officers participate equally in a bonus pool equal to 6.7% of the Company's consolidated pre-tax income. The bonuses for fiscal 1996, 1995 and 1994 totaled $175,000, $59,000 and $614,000, respectively. The employment agreement with the fifth executive officer expires in March 1998 and also contains provisions concerning acceleration of payments should there be a change in control of the Company.

In connection with the Company's acquisition of Go-Gro, the Company entered into an employment agreement with the previous majority stockholder of Go-Gro, under which such individual serves as President of Go-Gro. The term of the employment agreement is from July 30, 1994 to July 30, 1999, renewable for a successive five-year period upon terms mutually acceptable to the Company and the employee.

Future commitments under employment agreements at September 30, 1996, by fiscal year, excluding the possible effect of bonuses and renewal periods, are as follows (in thousands):

                  1997            $    1,359
                  1998                 1,385
                  1999                 1,312
                                  ----------
                                  $    4,056
                                  ==========

15.       CONTINGENCIES

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contends that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships. On June 11, 1992, the court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleges damages for in excess of $1 million arising out of actions which the Company alleges constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. On December 21,

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

15.      CONTINGENCIES (CONTINUED)

1992, Mr. Browder filed his Answer denying the allegations of the Counterclaim. On March 1, 1993, Mr. Browder voluntarily dismissed Count II of his Complaint which sought a Declaratory Judgment. In June, 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel which reduced the claims for damages against the Company to $3 million.

The case is presently in the discovery stages. The Company's legal counsel has opined that, based on their understanding of the facts, the legal elements necessary to justify a termination of John Browder's employment for "Cause" existed at the time his employment was terminated. Thus, the Company believes that the possibility is remote that any amounts claimed to be due by Mr. Browder will be paid by the Company. Accordingly, no provisions for any amounts which Mr. Browder claims are owed under his employment agreement nor any liability that may result from this litigation have been recorded in the accompanying consolidated financial statements.

On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. Dana believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. Dana intends to defend this case vigorously. The Company believes that the possibility is remote that any significant damages will be paid by the Company in connection with this litigation. Accordingly, no provision for any liability that may result from this litigation has been recorded in the accompanying consolidated financial statements.

On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Calatina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. All cases are pending in the United States District Court, Eastern Division of Virginia. The plaintiff in these actions contends that the Company has infringed certain of plaintiff's patents in selling its line of flexible flashlights and as such brought action for an unspecified amount of monetary damages and an injunction prohibiting any further acts of infringement. Management believes that damages recoverable by the plaintiff, if any, will not have a material adverse impact on the Company's financial position or annual results of operations. However, no assurances can be given as to the ultimate outcome. The Company does not believe that its design and sale of flexible flashlights violates the property right of others and the Company intends to defend this case vigorously. No provision for any liability that may result from this litigation has been recorded in the accompanying consolidated financial statements.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and restricted cash equivalents and short-term investments:

The carrying amount approximates fair value because of the short maturity of those instruments.

Bonds payable and other long-term debt:

The fair value of the Company's bonds payable and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.

Estimated fair values of the Company's financial instruments are as follows (in thousands):

                                              SEPTEMBER 30,
                                  -----------------------------------
                                          1996              1995
                                  ---------------    ----------------
                                  CARRYING   FAIR    CARRYING   FAIR
                                   AMOUNT    VALUE    AMOUNT    VALUE
                                  --------   -----   --------   -----
Cash and cash equivalents         $ 1,766  $ 1,766   $   807   $   807

Restricted cash equivalents and
  short-term investments              378      378     6,339     6,339

Bonds payable                      11,135   11,079    11,936    11,905

Other long-term debt                2,125    2,118     1,933     1,931

It was not practicable to estimate the fair value of the $7.6 million convertible subordinated notes.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (CONTINUED)

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS EXCEPT PER SHARE DATA)

                             1ST QUARTER       2ND QUARTER         3RD QUARTER        4TH QUARTER
-------------------------------------------------------------------------------------------------
FISCAL 1996
-------------------------------------------------------------------------------------------------
Net Sales                   $    50,180         $   40,921         $   43,882          $   49,647
-------------------------------------------------------------------------------------------------
Gross Profit                $     8,189         $    7,552         $    7,218          $    7,973
-------------------------------------------------------------------------------------------------
Operating Income            $     1,626         $    1,228         $      992          $    1,475
-------------------------------------------------------------------------------------------------
Net Income                  $       588         $      365         $       18          $      632
-------------------------------------------------------------------------------------------------
Earnings Per Share:
-------------------------------------------------------------------------------------------------
  Primary                   $      0.08         $     0.05         $     -             $     0.08
-------------------------------------------------------------------------------------------------
  Fully Diluted             $      0.08         $     0.05         $     -             $     0.08
=================================================================================================


                             1ST QUARTER       2ND QUARTER         3RD QUARTER        4TH QUARTER
-------------------------------------------------------------------------------------------------
FISCAL 1995
-------------------------------------------------------------------------------------------------
Net Sales                   $    44,658         $   41,903         $   38,878          $   50,853
-------------------------------------------------------------------------------------------------
Gross Profit                $     8,713         $    7,075         $    4,830          $    7,331
-------------------------------------------------------------------------------------------------
Operating Income (Loss)     $     2,879         $    1,084         $   (1,151)         $    1,239
-------------------------------------------------------------------------------------------------
Net Income (Loss)           $     1,515         $      226         $   (1,464)         $      123
-------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share:
-------------------------------------------------------------------------------------------------
  Primary                   $      0.19         $     0.03         $    (0.21)         $     0.02
-------------------------------------------------------------------------------------------------
  Fully Diluted             $      0.19         $     0.03         $    (0.21)         $     0.02
=================================================================================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                              ADDITIONS
                                                       ------------------------
                                        BALANCE AT       CHARGED TO                                      BALANCE
                                       BEGINNING OF       COSTS AND                                     AT END OF
DESCRIPTION                                YEAR           EXPENSES          OTHER        DEDUCTIONS        YEAR
----------------                       -------------    -------------   -------------  --------------- ------------

Accounts receivable allowances
deducted from accounts
receivable in the balance sheet:

  Year ended September 30, 1996          $   4,934        $   17,135      $     -          $  (14,756)    $   7,313
                                       ===========      ============    =============     ===========   ===========

  Year ended September 30, 1995          $   2,688        $   15,385      $     -          $  (13,139)    $   4,934
                                       ===========      ============    =============     ===========   ===========

  Year ended September 30, 1994          $   2,736        $   11,672      $        25 (A)  $  (11,745)    $   2,688
                                       ===========      ============    =============     ===========   ===========


Allowance for slow-moving items
in inventory - deducted from
inventory in the balance sheet:

  Year ended September 30, 1996          $     911        $      903      $     -          $     (281)    $   1,533
                                       ===========      ============    =============     ===========   ===========

  Year ended September 30, 1995          $     352        $      612      $     -          $      (53)    $     911
                                       ===========      ============    =============     ===========   ===========

  Year ended September 30, 1994          $     272        $       38      $       242 (A)  $     (200)    $     352
                                       ===========      ============    =============     ===========   ===========

(A) This amount represents Go-Gro's allowance at the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1997 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1997 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1997 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1997 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.    DOCUMENTS FILED AS PART OF THIS REPORT. The following
                        consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

                        Independent Auditors' Report

                        Consolidated Balance Sheets as of
                           September 30, 1996 and 1995

                        Consolidated Statements of Operations
                           for the years ended September 30, 1996, 1995 and 1994

                        Consolidated Statements of Stockholders' Equity
                           for the years ended September 30, 1996, 1995 and 1994

                        Consolidated Statements of Cash Flows
                           for the years ended September 30, 1996, 1995 and 1994

                        Notes to Consolidated Financial Statements

                  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is included in this Report:
                        Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1996, 1995 and 1994

         3. EXHIBITS. The following exhibits are filed with this Report or incorporated by reference:

 Exhibit                                                                                Filing In Which Exhibit
 Number                               Description                                    Is Incorporated By Reference

----------     -----------------------------------------------------------    --------------------------------------------
     3     -   Amended and Restated Articles of Incorporated                  Registration Statement on Form S-1, Number
                                                                              33-27861

   3.3     -   By-Laws, as amended                                            Form 10-K dated December 28, 1989

    4      -   Certificate Common Shares, par value $.01                      Registration Statement on Form S-18,
                                                                              Number 33-17409-A

   4.2     -   Werbel Roth Warrant                                            Registration Statement on Form S-18,
                                                                              Number 33-17409-A

   4.3     -   Convertible Debentures                                         Form 8-K, dated August 31, 1989

   4.4     -   Convertible Debentures                                         Amendment No. 1 to Registration
                                                                              Statement No. 33-34444 on Form S-1

   4.5     -   Shareholders' Rights Plan                                      Form 10-K dated January 14, 1990

   4.6     -   Second Amendment to Rights Agreement dated as of November      Form 10-Q for the Quarter Ended March 31,
               20, 1990                                                       1992

  10.46    -   Employment Agreement between the Company and Robert Hersh,     Form 10-K dated December 28, 1989
               dated as of October 1, 1989

  10.47    -   Employment Agreement between the Company and Dean S.           Form 10-K dated December 28, 1989
               Rappaport, dated as of October 1, 1989

  10.48    -   Employment Agreement between the Company and William D.        Form 10-K dated December 28, 1989
               Stewart, dated as of October 1, 1989

  10.49    -   Leases dated September 27, 1989 between the Company and        Form 10-K dated December 28, 1989
               MP-1989-1 Ltd. Partnership

  10.50    -   Promissory Note from Nathan Katz to the Company, dated         Form 10-K dated December 28, 1989
               November 1989

  10.51    -   Promissory Note from David Hauser to the Company, dated        Form 10-K dated December 28, 1989
               November 1989

  10.52    -   Amendment to Agreement and Option Agreement between the        Form 10-K dated December 28, 1989
               Company and Windmere dated December 14, 1989

  10.53    -   Amendment No. 2 to Credit Agreement dated as of January        Registration Statement No. 33-34444
               31, 1990                                                       on Form S-1

  10.54    -   Agreement dated as of January 1, 1990 between the Company,     Registration Statement No. 33-34444
               Dana, David Hauser and Nathan Katz                             on Form S-1

  10.55    -   Promissory Note executed in favor of Nathan Katz by the        Registration Statement No. 33-34444
               Company dated as of January 1, 1990                            on Form S-1

  10.56    -   Promissory Note executed in favor of David Hauser by the       Registration Statement No. 33-34444
               Company dated as of January 1, 1990                            on Form S-1

  10.57    -   Amendment to 1987 Stock Option Plan                            Registration Statement No. 33-34444 on
                                                                              Form S-1

  10.58    -   Amendment No. 1 dated May 7, 1990 to Employment Agreement      Form 10-Q dated August 17, 1990
               between the Company and Robert Hersh

  10.59    -   Amendment No. 3 to Credit Agreement dated as of March 9,       Form 10-Q dated August 17, 1990
               1990

  10.60    -   Amendment No. 4 to Credit Agreement dated as of May 31,        Form 10-Q dated August 17, 1990
               1990

  10.61    -   Assignment of Credit Agreement dated as of May 1, 1990;        Form 10-Q dated August 17, 1990
               Credit Facility between the Company and SunTrust

  10.62    -   Lease between Dana and H & K Realty Trust dated as of          Form 10-Q dated August 17, 1990
               April 1, 1990

  10.63    -   Lease between the Company and Paragon regarding the Dallas     Form 10-Q dated August 17, 1990
               Facility, dated October 16, 1989

  10.64    -   Amendment dated as of April 1, 1990 to Employment              Amendment No. 1 to Registration Statement
               Agreement between Dana, the Company and Nathan Katz            No. 33-34444 on Form S-1

  10.65    -   Amendment dated as of April 1, 1990 to Employment              Amendment No. 1 to Registration Statement
               Agreement between Dana, the Company and David Hauser           No. 33-34444 on Form S-1

  10.66    -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement
               Agreement between the Company and John H. Browder              No. 33-34444 on Form S-1

  10.67    -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement
               Agreement between the Company and Robert Hersh                 No. 33-34444 on Form S-1

  10.68    -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement
               Agreement between the Company and Dean S. Rappaport            No. 33-34444 on Form S-1

  10.69    -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement
               Agreement between the Company and William D. Stewart           No. 33-34444 on Form S-1

  10.70    -   Amendment to 1987 Stock Option and Stock Appreciation          Form 10-K dated January 14, 1990
               Rights Plan

  10.71    -   Amendment to dated October 1, 1990 to Employment Agreement     Form 10-K dated January 14, 1990
               between the Company and Dean S. Rappaport

  10.72    -   First Amendment to Credit Agreement dated November 1, 1990     Form 10-K dated January 14, 1990
               between the Company and Sun Bank

  10.73    -   Second Amendment to Credit Agreement dated January 11,         Form 10-K dated January 14, 1990
               1991 between the Company and Sun Bank

  10.74    -   Third Amendment to Credit Agreement dated March 7, 1991        Form 10-Q for the quarter ended March 31,
               between the Company and Sun Bank                               1991

  10.75    -   Amendment to Employment Agreement dated April 8, 1991          Form 10-Q for the quarter ended March 31,
               between the Company and Robert Hersh                           1991

  10.76    -   Amended and Restated Credit Agreement dated September 30,      Form 8 Amendment No. 2 to Form 10-Q dated
               1991 between the Company and Sun Bank                          June 30, 1991

  10.77    -   Certain equipment leases between the Company and various       Form 10-K dated December 18, 1991
               equipment leasing companies

  10.78    -   First Amendment to Amended and Restated Credit Agreement       Form 10-K dated December 18, 1991
               dated December 1, 1991

  10.79    -   Joint Venture Agreement dated as of January 14, 1992           Form 10-Q for the quarter ended March 31,
               between Catalina Lighting, Inc. O'Design Ceramics, Inc.        1992
               Catalina Canada Lighting Inc. and Danny Lavy, as amended

  10.80    -   Employment Agreement dated April 1, 1992 between Catalina      Form 10-Q for the quarter ended March 31,
               Lighting, Inc. and Janet P. Ailstock                           1992

  10.81    -   Second Amended and Restated Credit Agreement among the         Form 10-Q for the quarter ended March 31,
               Company and Sun Bank, National Association dated as of         1992
               June 19, 1992


  10.82    -   Amendments to Employment Agreements between the Company        Form 10-K dated December 10, 1992
               and Messrs Hersh, Rappaport and Stewart dated as of
               October 1, 1992

  10.83    -   Amendment, dated January 26, 1993 between the Company and      Form 10-Q for the quarter ended December
               David Moss                                                     31, 1992

  10.84    -   First Amendment to Second Amended and Restated Credit          Form 10-Q for the quarter ended December 31,
               Facility dated as of June 19, 1992                                                               1992

  10.85    -   Second Amendment to Second Amended and Restated Credit         Form 10-Q for the quarter ended
               Agreement Among the Company and Sun Bank, National             March 31, 1993
               Association, dated April 30, 1993

  10.86    -   Amendment dated as of October 1, 1993 to Employment            Form 10-K dated December 28, 1993
               Agreement between the Company and Robert Hersh

  10.87    -   Amendment dated as of October 1, 1993 to Employment            Form 10-K dated December 28, 1993
               Agreement between the Company and Dean Rappaport

  10.88    -   Amendment dated as of October 1, 1993 to Employment            Form 10-K dated December 28, 1993
               Agreement between the Company and William D. Stewart

  10.89    -   Agreement dated September 29, 1993 between Catalina            Form 10-K dated December 28, 1993
               Lighting, Inc. and Shunde No. 1 Lamp Factory

  10.90    -   Agreement dated October 1, 1993 between Dana Lighting,         Form 10-Q for the quarter ended December
               Inc., Catalina Lighting,  Inc., and Nathan Katz terminating    31, 1993
               the 1989 Employment Agreement

  10.91    -   The Employment Agreement dated October 1, 1993 between         Form 10-Q for the quarter ended December
               Dana Lighting, Inc., Catalina Lighting, Inc., and Nathan       31, 1993
               Katz

  10.92    -   Note Agreement dated March 15, 1994 among the Company and      Form 10-Q for the quarter ended March 31,
               Massachusetts Mutual Life Insurance Company, MassMutual        1994
               Corporate Investors, MassMutual Participation Investors,
               S.O. P.A.F. International S.A., Prudential Securities,
               Inc. and Jefferies Group, Inc.

  10.93    -   Second Amended Employment Agreement among the Company and      Form 10-Q for the quarter ended March 31,
               Janet P. Ailstock dated April 1, 1994.                         1994

  10.94    -   Agreement dated December 30, 1993 among the Company, Danny     Form 10-Q for the quarter ended March 31,
               Lavy, Susan Lavy and Les Investissements Lavy, Inc.            1994

  10.95    -   Third amended and restated credit agreement among Catalina     Form 10-Q for the quarter ended June 30,
               Lighting, Inc. and Sun Bank, National association, dated       1994
               May 12, 1994

  10.96    -   Letter of commitment between Catalina Lighting Canada          Form 10-Q for the quarter ended June 30,
               (1992), Inc. and National bank of Canada dated May 19, 1994    1994

  10.97    -   Consulting Agreement between Catalina Lighting, Inc. and       Form 10-Q for the quarter ended June 30,
               Henry Gayer dated July 6, 1994                                 1994

  10.98    -   Purchase Agreement among Catalina Lighting, Inc. and the       Form 8-K dated August 9, 1994
               Stockholders of Go-Gro Industries, Ltd.

  10.99    -   Employment Agreement by and among Go-Gro Industries and        Form 8-K dated August 9, 1994
               Mr. Lau

10.100.1   -   Financial statements of Go-Gro Industries Ltd. for the         Amendment No.2 to Form 8-K filed December
               year ended July 31, 1994                                       15, 1994

10.100.2   -   Financial statements of Go-Gro Industries Ltd. for the         Amendment No.1 to Form 8-K filed October
               years ended July 31, 1993 and 1992                             13, 1994


10.100.3   -   Financial statements of CIPEL Development Ltd. for the         Amendment No.1 to Form 8-K filed October
               year ended July 31, 1994                                       13, 1994

10.100.4   -   Financial Statements of CIPEL Development Limited for the      Amendment No.1 to Form 8-K filed October
               years ended July 31, 1993 and 1992                             13, 1994

10.100.5   -   Financial Statements of Lamp Depot Limited for the period      Amendment No.1 to Form 8-K filed October
               from September 23, 1994 (date of incorporation) to July        13, 1994
               31, 1994

10.100.6   -   Amended Financial Statements of Go-Gro Industries Limited      Amendment No. 2 to Form 8-K/A dated
                                                                              December 15, 1994

 10.101    -   First amendment to third amended and restated credit           Form 10-K dated December 28, 1994
               agreement among Catalina Lighting, Inc. and Sun Bank,
               National Association, dated August 12, 1994

 10.102    -   Contract for the Sale and Purchase of Real Estate by and       Form 10-K dated December 28, 1994
               between Lauderdale County Economic Development District,
               Meridian Lamps, Inc. and Jansko, Inc. dated November 1,
               1994

 10.103    -   Mississippi Small Enterprise Development Finance Act Loan      Form 10-K dated December 28, 1994
               Agreement among Mississippi Business Finance Corporation
               (acting for and on behalf of the State of Mississippi),
               Bank of Mississippi as Servicing Trustee) and Meridian
               Lamps, Inc. dated November 1, 1994

 10.104    -   $1,200,000 Mortgage Deed and Security Agreement and            Form 10-K dated December 28, 1994
               Mortgage Note issued by the Company in favor of
               Mississippi Business Finance Corporation dated September
               28, 1994

 10.105    -   Agreement of Lease by and between Anker Construction Ltd.      Form 10-K dated December 28, 1994
               and Catalina Lighting Canada (1992), Inc. dated October
               20, 1994

 10.106    -   Sub-Lease Agreement dated September 23, 1994 by and            Form 10-K dated December 28, 1994
               between the Company and Shippers Warehouse, Inc.

 10.107    -   Plan Administration Support Services Agreement dated           Form 10-K dated December 28, 1994
               September 12, 1994 by and between Catalina Lighting, Inc.
               and Sun Bank, National Association

 10.108    -   Amended Complaint in the Matter of Holmes Products             Form 10-K dated December 28, 1994
               Corporation versus Dana Lighting, Inc. and Nathan Katz

 10.109    -   Financing agreements between Go-Gro Industries Limited and     Form 10-K dated December 28, 1994
               Standard Chartered Bank dated May 27, 1994

 10.110    -   Financing Agreement between Go-Gro Industries Limited and      Form 10-K dated December 28, 1994
               The Hong Kong and Shanghai Banking Corporation Limited
               dated May 31, 1993

 10.111    -   Letter of Credit Agreement dated as of  November 1, 1994       Form 10-K dated December 28, 1994
               between Meridian Lamps, Inc., the Company and Sun Bank,
               National Association

 10.112    -   Second Amendment to Third Amended and Restated  Credit         Form 10-Q for the quarter ended March 31,
               Agreement and Third Amended and Restated Stock and Notes       1995
               Pledge between Sun Bank National Association and the
               Company dated February 23, 1995

 10.113    -   Financing Agreement between Go-Gro Industries, Ltd. and        Form 10-Q for the quarter ended March 31,
               Standard Chartered Bank dated October 4, 1994 and              1995
               amendment to Financing Agreement dated January 5, 1995




 10.114    -   Third Amendment to Third Amended and Restated Credit           Form 10-Q for the quarter ended June 30,
               Agreement and Consent dated May 1, 1995 between Catalina       1995
               Lighting and Sun Bank, National Association

 10.115    -   Fourth Amendment to Third Amended and Restated Credit          Form 10-Q for the quarter ended June 30,
               Agreement and Consent dated June 30, 1995 between Catalina     1995
               Lighting and Sun Bank, National Association

 10.116    -   First Amendment to Note Agreement between Catalina             Form 10-Q for the quarter ended June 30,
               Lighting and Massachusetts Mutual Life Insurance Company,      1995
               MassMutual Corporate Investors, MassMutual Participation
               Investors, MassMutual Corporate Value Partners, Prudential
               Securities Inc. and SO. P.A.F. International S.A. dated
               June 28, 1995

 10.117    -   Loan Agreement between Mississippi Business Finance            Form 10-Q for the quarter ended June 30,
               Corporation and Dana Lighting, dated May 1, 1995               1995

 10.118    -   Letter of Credit Agreement between Dana Lighting, Inc. and     Form 10-Q for the quarter ended June 30,
               Sun Bank, National Association dated May 1, 1995, and as       1995
               amended on June 30, 1995

 10.119    -   Shenzhen Municipal Agreement to transfer rights to use         Form 10-Q for the quarter ended June 30,
               land dated April 11, 1995                                      1995

 10.120    -   Construction Loan Agreement between Sun Bank, National         Form 10-Q for the quarter ended June 30,
               Association and Dana Lighting dated May 1, 1995                1995

 10.121    -   Indenture of Trust dated May 1, 1995, relating to $10.5        Form 10-Q for the quarter ended June 30,
               million Mississippi Business Finance Corporation Taxable       1995
               Variable Rate Industrial Development Revenue Bonds Series
               1995

 10.122    -   Shenzhen Municipal Construction Contract dated January 4,      Form 10-Q for the quarter ended June 30,
               1995                                                           1995

 10.123    -   Final Design and Construction Contract between Catalina        Form 10-Q for the quarter ended June 30,
               Industries, Inc., d/b/a Dana Lighting and Jesco, Inc. dated    1995
               June 20, 1995

 10.124    -   Sublease Agreement between Catalina Lighting, Inc. and         Form 10-Q for the quarter ended June 30,
               Shippers Warehouse and Agreement between Catalina              1995
               Lighting, Inc. and Shippers Warehouse, Inc. and S & W
               Warehouse, Inc. effective June 15, 1995 as to sell warehouse equipment.

 10.125    -   Land purchase Agreement dated March 31, 1995 between           Form 10-Q for the quarter ended June 30,
               Community Development Foundation and Dana Lighting, Inc.       1995

 10.126    -   Fifth amendment to Third Amended and Restated Credit           Form 10-K dated December 27, 1995
               Agreement dated December 4, 1995 between Catalina Lighting and SunTrust Bank, Central Florida, National Association
               f/k/a SunTrust, National Association

 10.127    -   Contract to amend Cooperative Joint Venture Contract           Form 10-K dated December 27, 1995
               between Shenzhen Baoanqu Fuda Industries Co. (SJE) and
               Go-Gro Industries, Ltd. dated May 27, 1995

 10.128    -   Second Amendment to Note Agreement between Catalina            Form 10-K dated December 27, 1995
               Lighting and Massachusetts Mutual Life Insurance Company,
               MassMutual Corporate investors, MassMutual Participation
               Investors, MassMutual Corporate Value Partners, Ltd.,
               Prudential Securities Inc. and So. P.A.F. International
               S.A. dated September 30, 1995

 10.129    -   Sixth Amendment to third Amended and Restated Credit           Form 10-Q for the Quarter ended December
               Agreement dated December 28, 1995, between Catalina            31, 1995
               Lighting, Inc. and SunTrust Bank, Central Florida,
               National Association f/k/a SunTrust, National Association



 10.130    -   Second Amendment to Letter of Credit Agreement and First       Form 10-Q for the Quarter ended December
               Amendment to Security Agreement between Catalina               31, 1995
               Industries, Inc. d/b/a Dana Lighting and SunTrust Bank,
               Central Florida, National Association f/k/a SunTrust,
               National Association

 10.131    -   Seventh Amendment to third Amended and Restated Credit         Form 10-Q for the Quarter ended March 31,
               Agreement dated March 18, 1996, between Catalina Lighting,     1996
               Inc. and SunTrust Bank, Central Florida, National
               Association

 10.132    -   Third Amendment to Letter of Credit Agreement dated March      Form 10-Q for the Quarter ended March 31,
               27, 1996 between Catalina Industries, Inc. d/b/a Dana          1996
               Lighting and SunTrust Bank, Central Florida, National
               Association f/k/a SunTrust, National Association

 10.133    -   Third Amendment to Employment Agreement dated April 1,         Form 10-Q for the Quarter ended March 31,
               1996 between Catalina Lighting, Inc. and Janet P. Ailstock     1996

 10.134    -   License Agreement dated April 26, 1996 between                 Form 10-Q for the Quarter ended March 31,
               Westinghouse Electric Corporation and Catalina Lighting,       1996
               Inc.

 10.135    -   Press Release dated July 18, 1996                              Form 8-K dated July 18, 1996

 10.136    -   Complaint in the matter of BLACK & DECKER (U.S.), INC.,        Form 10-Q for the Quarter ended June 30,
               BLACK & DECKER INC. VS. CATALINA LIGHTING, INC., Case No.      1996
               96-1042-A, in the United States District Court, Eastern
               Division of Virginia

 10.137    -   Financing Agreement between Catalina Lighting Canada           Filed herewith
               (1992), Inc. and National Bank of Canada dated May 1, 1996

 10.138    -   Lease Financing Agreement between Go-Gro Industries Ltd.       Filed herewith
               and The Hong Kong and Shanghai Banking Corporation Limited
               dated October 30, 1996

   11      -   Computation of Earnings Per Share                              Filed herewith

   21      -   Subsidiaries of the Registrant                                 Filed herewith

   23      -   Consent of Deloitte & Touche LLP                               Filed herewith

   27      -   Financial Data Schedule                                        Filed herewith

         (b)      REPORTS ON FORM 8-K:

         None.

         (c)      UNDERTAKING:

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "1933 Act"), the undersigned Registrant hereby undertakes as follows, which understanding shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-23900, 33-33292, and 33-62373.

         Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit of proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATALINA LIGHTING, INC.

                                          By: /S/ROBERT HERSH
                                              ----------------------------------
                                          Robert Hersh, Chairman, President,
                                          Chief Executive Officer and Director

                                          December 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.

By:/S/ DEAN S. RAPPAPORT                                      December 27, 1996
   ---------------------------------
   Dean S. Rappaport, Director,
   Executive Vice President, and
   Chief Operating Officer


By:/S/ WILLIAM D. STEWART                                     December 27, 1996
   ---------------------------------
   William D. Stewart, Director
   Executive Vice President - Sales and Marketing

By:/S/ DAVID SASNETT                                          December 27, 1996
   ---------------------------------
   David Sasnett,
   Chief Financial Officer


By:/S/ LEONARD SOKOLOW                                        December 27, 1996
   ---------------------------------
   Leonard Sokolow, Director

By:/S/ HENRY LATIMER                                          December 27, 1996
   ---------------------------------
   Henry Latimer, Director

By:/S/ ROBERT WACHS                                           December 27, 1996
   ---------------------------------
   Robert Wachs, Director

By:/S/ RYAN BURROW                                            December 27, 1996
   ---------------------------------
   Ryan Burrow, Director