Form 10-K/A
period 1996-09-30
CATALINA LIGHTING INC
filed 1997-01-28
CIK 822665

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                           COMMISSION FILE NO: 1-9917

                             CATALINA LIGHTING, INC.
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                   59-1548266
State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                  Identification Number)

                  18191 N.W. 68TH AVENUE, MIAMI, FLORIDA 33015
           (Address of principal executive offices including zip code)

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

                                SECTIONS AMENDED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

                               Page 1 of 13 Pages

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to the Directors and Executive Officers of the Company:


         NAME                AGE                       POSITION WITH THE COMPANY
------------------------- ----------- ------------------------------------------

Robert Hersh                  50      Chairman, Chief Executive Officer,
                                      President, Director

Dean S.  Rappaport            45      Executive Vice President, Chief Operating
                                      Officer, Director

William D.  Stewart           48      Executive Vice President, Director

Nathan Katz                   41      Executive Vice President

Ryan Burrow                   36      Director

Henry Latimer                 59      Director

Leonard Sokolow               40      Director

Robert Wachs                  58      Director

Wai Check Lau                 49      President of Go Gro Industries Limited

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

         ROBERT HERSH has been the President and Chief Executive Officer of the Company since April 1991, Chairman of the Board since June 1991 and a Director of the Company since April 1988. Mr. Hersh served as the Executive Vice President of the Company from 1985 to April 1991 and as Secretary from June 1989 until June 1991.

         DEAN S. RAPPAPORT has been an Executive Vice President of the Company since January, 1988 and a Director of the Company since April 1988. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996.

         WILLIAM D. STEWART has been an Executive Vice President of the Company since 1989, and a Director of the Company since April 1994. From 1985 until he joined the Company, Mr. Stewart was an Executive Vice President with Crest Industries, Inc., a distributor of home improvement products.

                               Page 2 of 13 Pages

         NATHAN KATZ has been an Executive Vice President of the Company since October 1, 1993 and President of Dana Lighting, Inc., a wholly-owned subsidiary of the Company, between August 1989 and June 1995. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         RYAN BURROW has been a Director of the Company since April 1994. Mr. Burrow has been Managing Director for STI Capital Management since August 1993. Mr. Burrow served as a Senior Vice President of Sun Bank, N.A. from February 1990 to August 1993 and from September 1987 to February 1990 was a Senior Vice President for the Bank of New York/Irving Trust Company.

         HENRY LATIMER has been a Director of the Company since February 1996. Mr. Latimer is the Managing Partner, Fort Lauderdale office, of Eckert, Seamans, Cherin & Mellott. He was formerly a partner with Fine, Jacobson, Schwartz, Nash & Block from 1983 to 1994.

         LEONARD SOKOLOW has been a Director of the Company since March 1990. Mr. Sokolow is the President of Union Atlantic LC. In August 1993 Mr. Sokolow was appointed as President of Genesis Partners, Inc., which merged into Union Atlantic LC in September 1996. Mr. Sokolow was Executive Vice President-Operations, Administration and Finance of Windmere Corporation from March 1990 to July 1993, and Senior Vice President of Windmere from February 1989 to March 1990 and General Counsel of Windmere from December 1988 to July 1993. Prior to joining Windmere, Mr. Sokolow was a partner with the law firm of Hornsby and Whisenand, P.A., practicing in the area of international and domestic corporate, securities and tax law. Mr. Sokolow presently serves as a director of The Box Worldwide, Inc. (formerly Video Jukebox Network, Inc.), as a director of Ezcony Interamerica, Inc. and as the Chairman and Chief Executive Officer of The Americas Growth Fund, Inc. The shares of The Box Worldwide, The America's Growth Fund and Ezcony Interamerica are traded on NASDAQ.

         ROBERT WACHS has been a Director of the Company since April 1988. Since 1980 Mr. Wachs has served as President and Chairman of Robert Wachs Associates, Inc., a manufacturer sales representative firm located in Los Angeles, California. Robert Wachs Associates, Inc. acts as a sales representative for the Company.

         WAI CHECK LAU has been President of Go-Gro Industries Limited (a wholly-owned subsidiary of the Company since July 1994) since 1985.

         JANET P. AILSTOCK has been Vice President and General Counsel for the Company since April 1992. Prior to joining the Company, from 1986 to 1992 Ms. Ailstock was associated with the law firm of Fine, Jacobson, Schwartz, Nash and Block practicing in the area of securities and corporate law.

         THOMAS M. BLUTH has been a Vice President of the Company since August 1994 and Secretary of the Company since November 1994. Mr. Bluth became Treasurer of the Company in November 1996. From 1989 until he joined the Company, Mr. Bluth was Vice President and General Counsel for Ellis Diversified, Inc. From 1987 to 1989, Mr. Bluth was the Assistant Tax Director for Southwestern Bell Corporation.

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

                              Page 3 of 13 Pages

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information about the compensation of the Company's CEO and each of the other four most highly compensated executive officers of the Company during the fiscal years ending September 30, 1996, 1995 and 1994 for services in all capacities.

                                            SUMMARY COMPENSATION TABLE
                                                                                          LONG TERM COMPENSATION
                                                ANNUAL COMPENSATION                               AWARDS
                            ---------------------------------------------------------    ------------------------
                                                                                                                      ALL OTHER
  NAME AND PRINCIPAL         FISCAL                                    OTHER ANNUAL            SECURITIES             COMPENSA-
       POSITION               YEAR         SALARY         BONUS 1      COMPENSATION 2     UNDERLYING OPTIONS 3          TION  4
-----------------------     --------    ------------    ----------   ----------------    ----------------------     --------------

Robert Hersh                  1996       $  271,338      $  43,787                                   -               $    1,500
  Chairman, CEO and           1995          258,418         14,917                                62,500                    794
  President                   1994          246,112        153,449                                   -                        -

Dean S. Rappaport
  Executive Vice              1996          244,204         43,787                                  -                     6,496
  President,  Chief           1995          232,575         14,917                               62,500                   6,033
  Operating Officer           1994          221,500        153,449                                  -                     5,894

William D. Stewart            1996          244,204         43,787                                  -                     7,987
  Executive Vice              1995          232,575         14,917                               62,500                   7,802
  President                   1994          221,500        153,449                                  -                     7,479

Nathan Katz                   1996          244,204         43,787                                  -                     1,500
  Executive Vice              1995          232,575         14,917                               62,500                     794
  President                   1994          221,500        153,449                                  -                         -

Wai Check Lau5                1996          180,000           -                                      -                        -
 President - Go-Gro           1995          180,000           -                                      -                        -
 Industries Limited           1994           30,000           -                                      -                        -

-------------

1 Amounts represent 1.67% of consolidated pre-tax income for the respective fiscal years ended September 30.

2 Perquisites and personal benefits furnished to the named executive officers do not meet the disclosure thresholds established under SEC regulations.

3 Stock options vest annually in increments of one-third of the options granted.

4    The amounts disclosed in this column represent:

     (a) The portion of premiums paid by the Company for reverse split-dollar life insurance of $4,996 in 1996, $5,239 in 1995 and $5,894 in 1994
            for Mr. Rappaport and $6,487 in 1996, $7,008 in 1995 and $7,479 in
            1994 for Mr. Stewart.

     (b) The Company's matching contributions to the Company's 401(k) plan of $1,500 in 1996 and $794 in 1995 for each of Mr. Hersh, Mr. Rappaport, Mr. Stewart and Mr. Katz.

5 Mr. Lau joined the company on July 30, 1994, upon the Company's acquisition of Go-Gro Industries Limited.

                               Page 4 of 13 Pages

STOCK OPTIONS

         No stock options were granted to the named executive officers of the Company during the fiscal year ended September 30, 1996.

OPTION EXERCISES AND HOLDINGS

        The following table provides information as to options exercised by each of the named executive officers of the Company during the fiscal year ended September 30, 1996 and the value of options held by such officers at September 30, 1996 in terms of the closing price of the Company's stock on September 30, 1996.

 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR END 1996 OPTION VALUES


                   SHARES                                                                   VALUE OF
                ACQUIRED ON    VALUE       NUMBER OF SECURITIES UNDERLYING         IN-THE-MONEY OPTIONS AT
NAME              EXERCISE     REALIZED    OPTIONS AT SEPTEMBER 30, 1996             SEPTEMBER 30, 1996 1
-------------- --------------- ---------- ---------------------------------      --------------------------------

                                          EXERCISABLE        UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
                                          ------------       --------------      -------------      -------------

Robert Hersh         0             0          280,033               41,667       $   237,150                  0

Dean S.
Rappaport            0             0          277,433               41,667       $   231,950                  0

William D.
Stewart              0             0          190,833               41,667       $    85,000                  0

Nathan Katz          0             0          175,833               41,667       $   110,000                  0

Wai Check Lau        0             0                0                    0                 0                  0

---------------------------


     1 Based on the closing price of the Company's stock on September 30, 1996 of $3.75.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

            The Company has entered into employment agreements with Robert Hersh, Dean S. Rappaport, William D. Stewart and Nathan Katz for three year terms, renewed each year on the Anniversary Date of each employment agreement. Commencing October 1, 1993, Messrs. Hersh, Rappaport, Stewart and Katz's base annual salaries were $246,112, $221,500, $221,500, and $221,500, respectively, with annual increases of the greater of 5% or the percentage increases in the consumer price index published by the U.S. Department of Labor ("U.S. Consumer Price Index"). Messrs. Hersh, Rappaport and Stewart each received options to purchase 50,000 shares of Common Stock during each of the fiscal years 1990 through 1993 under the terms of their respective contracts. Mr. Katz received options to purchase 50,000 shares of common stock in both 1992 and 1993. Messrs. Hersh, Rappaport, Stewart and Katz each received options to purchase 62,500 shares of Common Stock during fiscal year 1995. No options were given during fiscals 1994 and 1996. The aforementioned were issued under the Company's 1987 Stock Option and Stock Appreciation Rights Plan.

                               Page 5 of 13 Pages

            In connection with the employment agreements of Messrs. Hersh, Rappaport, Stewart and Katz, the Company agreed to fund a management bonus pool (the "Pool") with 6.67 % of the Company's consolidated pre-tax profits, at the end of each of the Company's fiscal years beginning with the year ending September 30, 1990 (Mr. Katz was entitled to participate in the bonus pool beginning October 1, 1993). Under the employment agreements described above, Messrs. Hersh, Rappaport, Stewart and Katz were each entitled to not less than one-fourth of the Pool. Bonuses were waived in 1990, no amounts were distributed in 1991 due to pre-tax losses and amounts earned under the Pool in fiscal 1993, 1994, 1995 and 1996 totaled approximately $356,000, $614,000, $60,000 and $175,000, respectively.

            In connection with the Company's acquisition of Go-Gro Industries, Limited ("Go-Gro") the Company entered into an employment agreement with the previous majority stockholder of Go-Gro, Wai Check Lau, under which such individual serves as President of Go-Gro. The term of the employment agreement is from July 30, 1994 to July 30, 1999, renewable for a successive five-year period under terms mutually acceptable to the Company and the employee. The agreement provides for annual compensation of $180,000.

             On April 1, 1992, the Company entered into an employment agreement with Ms. Janet Ailstock for a two year term. The officer received a base annual salary of $100,000 and an annual award of 5,000 shares of Company common stock, with annual increases of the base salary of the greater of 5% or the percentage increase in the U.S. Consumer Price Index. On April 1, 1994 and 1996, the term of the employment agreement was extended for additional two year terms ending March 31, 1998.

             The employment agreements with Messrs. Hersh, Rappaport, Stewart, Katz and Ms. Ailstock each provide that, if the employee terminates his employment without good reason or is terminated for cause, such employee is subject to a non-competition provision for a three year period. In the event of a change of control of the Company preceded, accompanied or followed (within specified time limits) by a reduction of the employee's compensation or a diminution of his status or responsibilities, the employee is entitled to terminate his employment and receive a lump sum distribution of compensation in an amount equal to three times his then current effective yearly compensation, including, but not limited to, salary and bonuses. If the employee elects to so terminate, he will have the right to sell any shares of the Company's capital stock then owned to the Company at their fair market value and the non-competitive provisions contained in the employment agreements shall terminate. Payments under the agreements by the Company after a change of control are, however, limited to the amount which would be deductible by the Company under the Internal Revenue Code of 1986, as amended. A "change of control" is deemed to occur upon (i) the acquisition of 21% of the Company's voting power, (ii) the election of three or more directors without approval of the Incumbent Directors, as defined, within a twelve-month period, or (iii) the Incumbent Directors becoming less than a majority of the Board of Directors of the Company or its successor. The agreements also provide for payments of three times annual compensation if the employment is terminated without cause by the Company or for good reason by the employee.

            The Company pays its proportional share of a reverse split-dollar life insurance policy on Mr. Rappaport and Mr. Stewart's life. In the event of either of Mr. Rappaport's or Mr. Stewart's death during the term of their employment agreements, the Company would receive $1,000,000.

     LEGAL PROCEEDINGS

            On June 4, 1991, the Company was served with a copy of the Complaint in a matter captioned JOHN H. BROWDER VS. CATALINA LIGHTING, INC., ROBERT HERSH, DEAN S. RAPPAPORT AND HENRY GAYER, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The Company and the directors believe that the Complaint is totally without merit and are vigorously defending the same. The Company has agreed to indemnify each of the individual directors against liabilities incurred in connection with such proceeding to the extent permitted by Florida law and the Company may advance expenses to the individual directors arising out of such proceeding.

                               Page 6 of 13 Pages

            On February 23, 1993, Dana Lighting (now Catalina Industries), a subsidiary of the Company, was served with a copy of the Complaint in a matter captioned HOLMES PRODUCTS CORPORATION VS. DANA LIGHTING, INC. AND NATHAN KATZ, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts. The Company and the directors believe that the Complaint is totally without merit and are vigorously defending the same. The Company has agreed to indemnify each of the individual directors and Mr. Katz against liabilities incurred in connection with such proceeding to the extent permitted by Florida law and the Company may advance expenses to the individual officers arising out of such proceeding.

     COMPENSATION OF DIRECTORS

            Salaried employees of the Company do not receive any additional compensation for serving as a director or committee member. Non-employee Directors receive an annual retainer of $14,000, plus $1,000 per Board meeting and Committee meeting attended, and an option to purchase 2,000 shares of Common Stock under the Company's Non-Employee Directors Stock Option Plan ("Directors Plan") as compensation for services rendered. Mr. Wachs and Mr. Burrow are reimbursed for their travel expenses to the meetings.

            Under the Directors Plan, options are granted to purchase 2,000 shares of the Company's Common Stock for each year served. Options are granted at the annual meeting date which coincides with their election or appointment or, if the date of appointment or election is between annual meetings, at the next subsequent annual meeting. The exercise price is the fair market value of the Common Stock on the date granted, and options are granted for a term of ten years. An option may not be exercised before the next subsequent annual meeting of stockholders following the date of the grant. Options are exercisable during the term only by the non-employee Directors and are transferable only by will or the laws of descent and distribution.

         Robert Wachs and Associates, of which Robert Wachs is the President, received commissions as a sales representative of approximately $11,000 during fiscal 1996.

     NONQUALIFIED STOCK OPTIONS

            The Company from time to time issues non-qualified stock options to purchase shares of Common Stock to its officers. All such options are issued pursuant to individual stock option agreements and bear an exercise price equal to or in excess of the market value of the Common Stock on the date of grant. The period during which such options may be exercised varies, depending on the optionee and the circumstances under which the options have been granted. The exercise price of such options may be paid in cash or, under certain circumstances, by delivery of shares of Common Stock or by a combination of the foregoing. No non-qualified stock options were granted to directors or named executive officers during fiscal 1996.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Compensation Committee of the Board of Directors consists of Leonard Sokolow and Ryan Burrow. Messrs. Burrow and Sokolow are independent directors of the Company, and neither is an officer of the Company.

                               Page 7 of 13 Pages

     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, to the best knowledge of the Company, information with respect to the Company's Common Stock beneficially owned on January 7, 1997 by those who were the beneficial owner of more than 5% of the Company's stock.

       NAME AND ADDRESS OF               COMMON STOCK
         BENEFICIAL OWNER              BENEFICIALLY OWNED(1)   PERCENTAGE
----------------------------------   ----------------------   ------------

Wai Check Lau.....................         615,000(2)              8.7%
6/F, Kenning Industrial Bldg.
19 Wang Hoi Road
Kowloon Bay, Hong Kong

Nathan Katz.......................         609,909(3)              8.4%
55 Norfolk Avenue
Easton, MA

Robert Hersh......................         407,467(4)(7)           5.5%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dean S. Rappaport.................         347,267(5)(7)           4.7%
18191 N.W. 68th Avenue
Miami, Florida 33015

William D. Stewart................         229,667(6)(7)           3.2%
18191 N.W. 68th Avenue
Miami, Florida 33015

---------------------------------

(1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable 60 days thereafter or shares for which the stockholder has the power to direct the vote.

(2) Includes 477,500 shares issued to Go-Gro Holdings Limited, which is owned by Wai Check Lau and 7,500 shares issued to Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau. In July 1994, as part of the Company's acquisition of Go-Gro Industries Limited, Wai Check Lau and Amy Yuen Ying Lau Cheung each delivered an irrevocable proxy to Catalina Asia, an entity controlled by the Company. As a part of the same transaction, Catalina Asia received a proxy to vote an additional 165,000 shares of the Company. The shares are voted at the direction of Messrs. Hersh, Rappaport, and Stewart, members of the Board of Directors of Catalina Asia.

(3) Includes 55,000 shares purchasable upon the exercise of options at $1.75 per share, 50,000 shares purchasable at $4.875 per share, 50,000 shares purchasable at $5.25 per share and 41,667 shares purchasable at $6.75 per share.

(4) Includes shares subject to options to purchase 109,200 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 at $4.125 per share and 41,667 at $6.75 per share.

                               Page 8 of 13 Pages

(5) Includes shares subject to options to purchase 106,600 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 at $4.875 per share, 50,000 at $4.125 per share and 41,667 at $6.75 per share.

(6) Includes shares subject to options to purchase 20,000 shares at $1.75 per share, 30,000 shares at $2.50 per share, 20,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 41,667 at $6.75 per share.

(7) In addition, Messrs. Hersh, Rappaport and Stewart, jointly have a power to vote 750,000 shares owned by previous shareholders of Go-Gro Industries Limited pursuant to irrevocable proxies. These shares are not included in their amounts of shares beneficially owned.

     FILINGS UNDER SECTION 16(A)

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than ten percent of its Common Stock.

            During August 1996, the daughter of Robert Wachs, a Director of the Company, purchased 1,000 shares. Mr. Wachs notified the Company that he failed to timely file one report on Form 4 concerning the purchase of such shares. Such report was filed on December 17, 1996 which was due September 10, 1996. Based solely upon review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Form 5's were required, the Company believes that, except for Mr. Wachs' Form 4, all filing requirements applicable to its officers and directors were complied with during the 1996 fiscal year.


                               Page 9 of 13 Pages

     SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

            The following table sets forth, to the best knowledge of the Company, the shares of Common stock beneficially owned at January 7, 1997 by each Director and Executive Officer and by all Executive Officers and Directors of the Company as a group.

                                             COMMON STOCK
                                              BENEFICIALLY
   NAME OF BENEFICIAL OWNER                     OWNED (1)       PERCENTAGE
---------------------------------------   -------------------   ----------

Robert Hersh ..........................     407,467 (2), (13)       5.5%

Dean S. Rappaport .....................     347,267 (3), (13)       4.7%

William D. Stewart ....................     229,667 (4), (13)       3.2%

Leonard Sokolow .......................      37,000 (5)               *

Robert Wachs ..........................     101,450 (6)             1.4%

Ryan Burrow ...........................       4,700 (7)               *

Henry Latimer .........................         495                   *

Nathan Katz ...........................     609,909 (8)             8.4%

Wai Check Lau .........................     615,000 (9)             8.7%

Janet P. Ailstock .....................      55,833 (10)              *

Thomas Bluth ..........................      18,667 (11)              *

David Sasnett .........................      11,133 (12)              *

All Executive Officers and
Directors of the Company and its
Subsidiaries as a Group
(12 persons) ..........................   2,545,843 (14)           30.8%

          * less than 1%

-------------

     (1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable 60 days thereafter.

     (2) Includes shares subject to options to purchase 109,200 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 at $4.125 per share and 41,667 at $6.75 per share.


                               Page 10 of 13 Pages

     (3) Includes shares subject to options to purchase 106,600 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 at $4.875 per share, 50,000 at $4.125 per share and 41,667 at $6.75 per share.

     (4) Includes shares subject to options to purchase 20,000 shares at $1.75 per share, 30,000 shares at $2.50 per share, 20,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 41,667 at $6.75 per share.

     (5) Includes shares subject to options to purchase 25,000 shares at $4.875 per share, 2,000 shares at $7.875 per share, 2,000 shares at $5.375 per share, 2,000 shares at $6.875 per share, 2,000 at $10.75 per share and 2,000 shares at $6.625.

     (6) Includes shares subject to options to purchase 50,000 shares at $1.75 per share, 25,000 shares at $4.875 per share, 2,000 shares at $12.125 per share, 2,000 shares at $7.875 per share, 2,000 shares at $3.375 per share, 2,000 shares at $5.375 per share, 2,000 shares at $6.875 per share, 2,000 at $10.75 per share and 2,000 shares at $6.625 per share. Also includes 1,650 shares owned by members of Mr. Wachs' immediate family.

     (7) Includes 500 shares owned by Mr. Burrow's wife and shares subject to options to purchase 2,000 shares at $6.625.

     (8) Includes 55,000 shares purchasable upon the exercise of options at $1.75 per share, 50,000 shares purchasable at $4.875 per share, 50,000 shares purchasable at $5.25 per share and 41,667 shares purchasable at $6.75 per share.

     (9) Includes 477,500 shares issued to Go-Gro Holdings Limited, which is owned by Wai Check Lau and 7,500 shares issued to Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau. As part of the acquisition of Go-Gro Industries Limited, Catalina Asia was issued an irrevocable proxy to vote such shares. The shares are voted at the direction of Messrs. Hersh, Rappaport and Stewart, the Board of Directors of Catalina Asia.

     (10) Includes shares subject to options to purchase 30,833 shares at $4.125 per share.

     (11) Includes 16,667 shares purchasable upon the exercise of options at $4.125 per share.

     (12) Includes 10,833 shares purchasable upon the exercise of options at $4.125 per share.

     (13) Messrs. Hersh, Rappaport and Stewart, jointly have a power to vote 750,000 shares owned by previous shareholders of Go-Gro Industries Limited pursuant to irrevocable proxies. These shares are not included in the amount of shares beneficially owned by these executive officers.

     (14) Includes an additional 165,000 shares owned by previous shareholders of Go-Gro Industries Limited. These shares are included in the 750,000 shares which Messrs. Hersh, Rappaport and Stewart jointly have a power to vote pursuant to irrevocable proxies.

                               Page 11 of 13 Pages

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The Company leased its two facilities located in Massachusetts from entities in which an officer and a former officer had an ownership interest. One of the leases expired in 1996 and the other one is on a month-to-month basis. Rent expense related to these leases was approximately $530,000, $521,000 and $512,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

             The Company leases its Hong Kong office from a company owned by the President and former majority stockholder of Go Gro. The lease expires in August 1997 but may be extended for an additional two years. Rent expense related to this lease was $258,000, $237,000 and $39,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

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

                               Page 12 of 13 Pages

                                   SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CATALINA LIGHTING, INC.



                                          By:    /s/Robert Hersh
                                                ------------------------------
                                                 Chairman, President and
                                                 Chief Executive Officer

                                                 January 28, 1997


                               Page 13 of 13 Pages