Form 10-Q
period 1996-12-31
CATALINA LIGHTING INC
filed 1997-02-14
CIK 822665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       DECEMBER 31, 1996
                               -----------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                          Commission file number 1-9917

                             CATALINA LIGHTING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
--------------------------------------------------------------------------------
                     (I.R.S. Employer Identification Number)

                   18191 NW 68TH AVENUE, MIAMI, FLORIDA 33015
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 558-4777
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                  Former name, former address and former fiscal
                       year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON FEBRUARY 4, 1997: 7,064,587 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.

           Condensed consolidated balance sheets -
             December 31, 1996 and September 30, 1996.................    3-4

           Condensed consolidated statements of operations -
             Three months ended December 31, 1996 and 1995............    5

           Condensed consolidated statements of cash flows -
             Three months ended December 31, 1996 and 1995............    6-7

           Notes to condensed consolidated financial statements.......    8-10

           Management's discussion and analysis of financial
             condition and results of operations......................    11-17

PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings..................................    18

           ITEM 4  Submission of Matters to a Vote of Security Holders    18

           ITEM 6  Exhibits and Reports on Form 8-K...................    18

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 DECEMBER 31,      SEPTEMBER 30,
ASSETS                                               1996             1996
------                                           ------------      -------------
                                                  (UNAUDITED)            *

Current assets
   Cash and cash equivalents                       $   1,065        $    1,766
   Restricted cash equivalents and short-term
     investments                                         607               378
   Accounts receivable, net of
     allowances of $8,089 and $7,313, respectively    26,726            29,644
   Inventories                                        39,994            39,648
   Other current assets                                4,945             5,009
                                                  ----------        ----------
       Total current assets                           73,337            76,445

Property and equipment, net                           27,890            26,003

Goodwill, net                                         11,236            11,344
Other assets                                           3,624             3,670
                                                  ----------        ----------
                                                  $  116,087        $  117,462
                                                  ==========        ==========
(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                    DECEMBER 31,  SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1996          1996
------------------------------------                ------------  -------------
                                                     (UNAUDITED)       *

Current liabilities
  Notes payable - credit lines                       $     4,455    $    3,963
  Accounts and letters of credit payable                  22,108        25,289
  Current maturities of bonds payable                        970           970
  Other current liabilities                                6,250         5,884
                                                     -----------    ----------
   Total current liabilities                              33,783        36,106

Notes payable -  credit lines                             17,627        17,044
Convertible subordinated notes                             7,600         7,600
Bonds payable                                             10,095        10,165
Other liabilities                                          2,983         2,573
                                                     -----------    ----------

   Total liabilities                                      72,088        73,488
                                                     -----------    ----------

Commitments and contingencies

Stockholders' equity
  Common stock                                                71            71
  Additional paid-in capital                              26,138        26,135
  Retained earnings                                       17,790        17,768
                                                     -----------    ----------
   Total stockholders' equity                             43,999        43,974
                                                     -----------    ----------
                                                     $   116,087    $  117,462
                                                     ===========    ==========

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
Net sales                                            $   45,095     $   50,180

Cost of sales                                            37,138         41,991
                                                     ----------     ----------
Gross profit                                              7,957          8,189

Selling, general and administrative
  expenses                                                7,083          6,563
                                                     ----------     ----------
Operating income                                            874          1,626
                                                     ----------     ----------
Other income (expenses)
  Interest expense                                         (843)          (796)
  Other income (expenses)                                    (2)           150
                                                     ----------     ----------
Total other income (expenses)                              (845)          (646)
                                                     ----------     ----------
Income before income taxes                                   29            980

Income tax provision                                          7            392
                                                     ----------     ----------
Net income                                           $       22      $     588
                                                     ==========     ==========
Weighted average number of
  shares outstanding
     Primary                                              7,808          7,756
     Fully diluted                                        7,808          7,756

Earnings per share
    Primary                                          $     0.01      $    0.08
    Fully diluted                                    $     0.01      $    0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                    1996              1995
                                                                ------------      -----------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net income                                                     $       22         $     588
  Adjustments for non-cash items                                      2,101             2,402
  Change in assets and liabilities                                   (1,153)            4,794
                                                                 ----------         ---------
  Net cash provided by (used in) operating activities                   970             7,784
                                                                 ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                          (2,257)           (3,216)
  Payments for acquisitions                                             (15)              (40)
  Decrease (increase) in restricted cash equivalents and
    short-term investments                                               -              2,771
                                                                 ----------         ---------
  Net cash provided by (used in) investing activities                (2,272)             (485)
                                                                 ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                              3                -
  Payments on other liabilities                                        (182)             (115)
  Proceeds from issuance of bonds                                        -                 70
  Payments on bonds                                                     (70)               -
  Proceeds from notes payable - credit lines                          6,800             8,277
  Payments on notes payable - credit lines                           (5,311)          (12,600)
  Net proceeds from (payments on) notes payable - credit lines
    due on demand                                                      (414)           (1,048)
  Sinking fund redemption payments on bonds                            (225)             (225)
                                                                 ----------         ---------
  Net cash provided by (used in) financing activities                   601            (5,641)
                                                                 ----------         ---------
  Net increase (decrease) in cash and cash equivalents                 (701)            1,658

  Cash and cash equivalents at beginning of period                    1,766               807
                                                                 ----------         ---------
  Cash and cash equivalents at end of period                     $    1,065         $   2,465
                                                                 ==========         =========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION


                           THREE MONTHS ENDED
                               DECEMBER 31,
                       -----------------------------
                           1996              1995
                       ------------      -----------
                              (IN THOUSANDS)
Cash paid for:
  Interest               $    761          $   753
  Income taxes           $    229          $   455

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During the three months ended December 31, 1996, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $607,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's annual report for the fiscal year ended September 30, 1996 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, which consist mostly of normal, recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1996 may not necessarily be indicative of operating results to be expected for the full fiscal year due, in part, to seasonal fluctuations in the Company's business and changes in economic conditions.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

2.       INVENTORIES

Inventories consisted of the following:

                                             DECEMBER 31,     SEPTEMBER 30,
                                                1996              1996
                                             ------------      -----------
                                                       (IN THOUSANDS)

      Raw materials                           $     4,896       $    5,075
      Work-in-progress                              1,351            1,342
      Finished goods                               33,747           33,231
                                              -----------       ----------
      Total Inventories                       $    39,994       $   39,648
                                              ===========       ==========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.         PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of the Company's wholly-owned subsidiary Go-Gro Industries Ltd. ("Go-Gro"), and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

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

4.       CONTINGENCIES

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contends that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships. On June 11, 1992, the Court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleges damages for in excess of $1 million arising out of actions which the Company alleges constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. On December 21, 1992, Mr. Browder filed his Answer denying the allegations of the Counterclaim. On March 1, 1993, Mr. Browder voluntarily dismissed Count II of his Complaint which sought a Declaratory Judgment. In June, 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel, on January 31, 1997, the Court granted summary judgment on count VIII for indemnification and on February 3, 1997, the plaintiff voluntarily dismissed counts 3, 4 and 6 concerning defamation against both the Company and certain directors. The case is presently in trial and plaintiff is now seeking damages for breach of contract for approximately $4 million.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       CONTINGENCIES (CONTINUED)

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

On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the Court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. Management believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. The Company intends to defend this case vigorously. The Company believes that the possibility is remote that any significant damages will be paid by the Company in connection with this litigation. Accordingly, no provision for any liability that may result from this litigation has been recorded in the accompanying condensed consolidated financial statements.

On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Catalina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. All cases are pending in the United States District Court, Eastern Division of Virginia. In January 1997, a subsidiary of the Company was served with a complaint on the same matter in Hong Kong. The plaintiff in these actions contends that the Company has infringed certain of plaintiff's patents in selling its line of flexible flashlights and as such brought action for an unspecified amount of monetary damages and an injunction prohibiting any further acts of infringement. Management believes that damages recoverable by the plaintiff, if any, will not have a material adverse impact on the Company's financial position or annual results of operations. However, no assurances can be given as to the ultimate outcome. The Company does not believe that its design and sale of flexible flashlights violates the property right of others and the Company intends to defend this case vigorously. No provision for any liability that may result from this litigation has been recorded in the accompanying condensed consolidated financial statements.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In the following comparison of the results of operations, the three months ended December 31, 1996 and 1995 are referred to as 1996 and 1995, respectively.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         Net sales and gross profit for 1996 were $45.1 million and $8 million, respectively, as compared to $50.2 million and $8.2 million, respectively, for 1995. The Company generated net income of $22,000 ($.01 per share) in 1996 compared to $588,000 ($.08 per share) in 1995.

         In 1996 and 1995, Home Depot accounted for 13.8% and 8.4%, respectively, of the Company's net sales. In addition, in 1995 Price Costco accounted for 10.2% of net sales and Kmart and its affiliate accounted for 12.9% of net sales.

DISTRIBUTION OPERATIONS

         Distribution operations generated a pretax loss of $1.1 million in 1996 as compared to pretax income of $1.5 million in 1995.

         Net sales from distribution operations aggregated $32.8 million in 1996, a $10.1 million decrease from the prior year. Functional lighting/lamp sales decreased by $3.3 million while net sales for the Company's other principal line of products, lighting fixtures, decreased by $6.8 million. The decline in distribution sales is attributable to (i) a weakened sales base arising from the continuing financial difficulties experienced by several customers; (ii) a decline in sales to Kmart of $1.6 million (consisting principally of lighting fixtures),which is transitioning its lighting business to lamps and is ceasing the sale of lighting fixtures and (iii) reduced sales of $2.6 million to warehouse clubs which purchased several new items in 1995 and whose business with the Company can fluctuate from period to period as they typically purchase on an item, not program, basis. Functional lighting/lamps and lighting fixtures accounted for 68% and 32%, respectively, of distribution sales in both 1996 and 1995.

         Gross profit from distribution operations decreased to $4.8 million in 1996 from $6.9 million in 1995. The $2.1 million decrease in gross profit is primarily attributable to lost contributions resulting from lower sales. As a percentage of net sales, gross profit from distribution operations was 14.6% and 16.1% for 1996 and 1995, respectively. The 1.5 point decrease in the gross profit percentage is due to (1) the decline in sales, which increased the impact on the gross profit percentage of purchasing and warehousing costs as most of such costs are fixed and (2) lower margins earned on sales shipped from the Orient directly to customers reflecting a less profitable product mix and increases in the price charged for certain products purchased from the Company's manufacturing subsidiary, Go-Gro. The impact from such decreases in the gross profit percentage was partially offset by lower provisions for sales incentives as a percentage of net sales, stemming from favorable incentive experience.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $5.3 million in 1996 and $4.8 million in 1995. The $500,000 increase reflects approximately $900,000 in legal fees associated with the Company's aggressive defense of a lawsuit filed by Black & Decker, the impact of which

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

DISTRIBUTION (CONTINUED)

was partially offset by lower merchandising and customer display costs ($220,000) and lower depreciation expense ($168,000) principally attributable to the accelerated depreciation of the Company's computer system during the prior year in connection with the purchase of a new system during fiscal 1997.

         Interest expense on distribution-related financing decreased to $555,000 in 1996 from $572,000 in 1995 due to a lower weighted average cost of funds.

MANUFACTURING OPERATIONS

         Excluding certain administrative costs incurred at the corporate headquarters, in 1996 the Company's manufacturing operations recorded pretax income of $1.1 million. This compares to a pretax loss of $569,000 in 1995. An analysis of the Company's two manufacturing subsidiaries is as follows:

GO-GRO

         On a pretax basis, Go-Gro Industries Limited ("Go-Gro") generated $1.7 million in pretax income in 1996 while reporting a pretax loss of $6,000 in 1995. Sales by Go-Gro to non-related companies, the majority of which were made in the European market, increased by approximately $4.8 million, or 71%, in 1996 to $11.5 million. Intercompany sales by Go-Gro to the Company's subsidiaries (which are eliminated for financial statement purposes and the profit on such sales deferred until the goods are sold to third parties) were $11 million in 1996 and $5.2 million in 1995 for total sales of $22.5 million and $12 million in 1996 and 1995, respectively. Gross profit increased in total dollars in 1996 by $1.9 million to $3.5 million as a result of the increase in total shipments and a price increase for certain products sold to other Company subsidiaries.

         SG&A expenses remained stable at $1.6 million. Interest expense increased in 1996 by $35,000 due to higher outstanding borrowings needed to finance increased production. Other income decreased by $167,000 due to the sale in 1995 of certain intangible assets.

MERIDIAN

         The pretax loss for Meridian Lamps, Inc. was $571,000 for 1996 and $563,000 for 1995. Net sales increased to $696,000 in 1996 from $499,000 in 1995 resulting from an increase in unit sales.

         Cost of sales in 1996 was $1,052,000 and exceeded sales by $356,000. The following factors negatively affected gross profit during 1996:

         (i) a sales volume insufficient to avoid significant under utilization of plant capacity resulting in manufacturing variances;

         (ii) provisions for inventory, discontinued products and sales discounts; and

         (iii)    costs required to develop new products.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MERIDIAN (CONTINUED)

         Cost of sales exceeded sales by $347,000 in 1995 mainly due to unplanned manufacturing variances arising principally from underutilization of plant capacity, a provision for inventory, research and development costs, additional storage expenses, and the amortization of start up costs.

         Other expenses for 1996 and 1995 were $210,000 and $216,000, respectively, consisting mostly of administrative payroll and benefits, marketing and merchandising expenses, and interest expense.

INCOME TAX PROVISION

         The effective income tax rates for 1996 and 1995 were 25% and 40%, respectively. The lower effective tax rate for 1996 reflects the impact on projected pretax income for the fiscal year ended September 30, 1997 of higher proportionate foreign income, which is taxed at a lower rate than U.S. income.

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

CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $701,000 from September 30, 1996 to December 31, 1996.

         Net cash of $974,000 was provided by operating activities. Such cash was used in conjunction with borrowings from credit lines and the $701,000 net decrease in cash and cash equivalents to pay for certain capital expenditures.

         Capital expenditures during the period aggregated $2.3 million, and included $1.6 million in costs incurred by Go-Gro for the construction of a factory and a dormitory and the purchase of machinery, molds and equipment. In addition, machinery for the Go-Gro factory amounting to $506,000 was acquired and financed by one of the Company's leasing facilities with a Hong Kong financial institution.

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 commencing on June 1, 1997 on the non-revolving loan. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

earnings, debt and interest expense levels defined under the credit agreement. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At December 31, 1996, the Company had used $31.9 million under its credit facility.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.9 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances up to $1.1 million bear interest at the Canadian prime rate (4.75% at December 31, 1996) while advances in excess of $1.1 million bear interest at the Canadian prime rate plus .5%. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at December 31, 1996). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits dividends that may be paid to the Company to 40% of Go-Gro's earnings but does not limit advances or loans from Go-Gro to the Company. The aggregate amounts available for borrowing under the Canadian and Hong Kong facilities at December 31, 1996 were $941,000 and $1.7 million, respectively.

         The Company has outstanding $7.6 million of 8% convertible subordinated notes due on March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $7.31 per share, subject to certain anti-dilution adjustments (as defined in the Note Agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the Note Agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the note agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and the purchase or retirement of any shares of capital stock or other capital distributions.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) the new warehouse and machinery and equipment. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.9% at December 31, 1996) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line.

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.36% and a contractual maturity of 15 years. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit which is not part of the Company's credit line. Interest on the bonds is payable semiannually and principal payments are due annually.

         The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which $534,000 was available at December 31, 1996. In addition, the Company has leasing facilities for $9.8 million Hong Kong dollars (U.S. $1.3 million) with Hong Kong financial institutions to finance the purchase of machinery and equipment for its China facilities of which U.S. $687,000 was available at December 31, 1996.

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

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company . The lawsuit challenges the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. Both the Company and Westinghouse vigorously dispute White's allegations and on December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and seeking an injunction to enjoin White against interference with their contractual arrangements. Management does not believe this litigation will have a material adverse impact on the Company's financial position or annual results of operations.

         The Company is engaged in an aggressive defense against litigation initiated by Black & Decker. Legal fees associated with this litigation were approximately $900,000 during the quarter ended December 31, 1996 and additional legal fees associated with this litigation are presently estimated at approximately $1.5 million, barring appeals. The Company anticipates completion of this litigation by the end of fiscal 1997.

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS

         During the fiscal year ended September 30, 1996, approximately 95% (including purchases from Go-Gro) of the products purchased for sale by the Company's distribution operations were imported from China. In addition, Go-Gro sold $28 million in products to unaffiliated entities, of which $3.1 million were shipped in the U.S. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. These issues and their possible effects are summarized below.

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

         As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contends that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships. On June 11, 1992, the Court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleges damages for in excess of $1 million arising out of actions which the Company alleges constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. On December 21, 1992, Mr. Browder filed his Answer denying the allegations of the Counterclaim. On March 1, 1993, Mr. Browder voluntarily dismissed Count II of his Complaint which sought a Declaratory Judgment. In June, 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel and on January 31, 1997, the Court granted summary judgment on Count VIII for indemnification and on February 3, 1997, the plaintiff voluntarily dismissed Counts 3, 4 and 6 against both the Company and certain directors. The case is presently in trial and plaintiff is now seeking damages for breach of contract for approximately $4 million.

        On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Catalina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. All cases are pending in the United States District Court, Eastern Division of Virginia. In January 1997, a subsidiary of the Company was served with a Complaint on the same matter in Hong Kong. The plaintiff in these actions contends that the Company has infringed certain of plaintiff's patents in selling its line of flexible flashlights and as such brought action for an unspecified amount of monetary damages and an injunction prohibiting any further acts of infringement. Management believes that damages recoverable by the plaintiff, if any, will not have a material adverse impact on the Company's financial position or annual results of operations. However, no assurances can be given as to the ultimate outcome. The Company does not believe that its design and sale of flexible flashlights violates the property right of others and the Company intends to defend this cause vigorously. No provision for any liability that may result from this litigation has been recorded in the accompanying condensed consolidated financial statements.

         The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, their ultimate resolution will not have a material adverse effect on the Company's financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

         10.139 Eighth Amendment to third Amended and Restated Credit Agreement, Third Amendment to Second Amended and Restated Security Agreement, and Fourth Amendment to Third Amended and Restated Stock and Notes Pledge dated October 4, 1996 between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, National Association.

         11                Schedule of Computation of Earnings per Share

         27                Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             /s/ DEAN S. RAPPAPORT
                                             -----------------------------------
                                             Dean S. Rappaport
                                             Executive Vice President, and
                                             Chief Operating Officer

                                             /s/ DAVID W. SASNETT
                                             -----------------------------------
                                             David W. Sasnett
                                             Chief Financial Officer


Date: February 13, 1997

INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

10.139 Eight Amendment to third Amended and Restated Credit, Agreement, third Amendment to Second Amended and Restated Security Agreement, and Fourth Amendment to third Amended and Restated Stock and Notes Pledge dated October 4, 1996 between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, National Association.

11            Schedule of Computation of Earnings per Share

27            Financial Data Schedule