Form 10-Q
period 1997-03-31
CATALINA LIGHTING INC
filed 1997-05-15
CIK 822665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1997
                               --------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                          Commission file number 1-9917
                                                 ------

                             CATALINA LIGHTING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
         -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                   18191 NW 68TH AVENUE, MIAMI, FLORIDA     33015
               ---------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                                 (305) 558-4777
               --------------------------------------------------
               Registrant's telephone number, including area code

                  ---------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON MAY 2, 1997: 7,069,587 SHARES.



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX
PART I    FINANCIAL INFORMATION                                                                               PAGE NO.
                                                                                                              --------
           Condensed consolidated balance sheets -
             March 31, 1997 and September 30, 1996......................................................        3-4

           Condensed consolidated statements of operations -
             Three and six months ended March 31, 1997 and 1996........................................         5

           Condensed consolidated statements of cash flows -
             Six months ended March 31, 1997 and 1996..................................................         6-7

           Notes to condensed consolidated financial statements........................................         8-10

           Management's discussion and analysis of financial
             condition and results of operations.......................................................         11-21


PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings...................................................................         22

           ITEM 4  Submission of Matters to a Vote of Security Holders.................................         22-23

           ITEM 6  Exhibits and Reports on Form 8-K....................................................         23-24





                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                         MARCH 31,                    SEPTEMBER 30,
                               ASSETS                                      1997                           1996
                                                                         ----------                   ------------
                                                                        (UNAUDITED)                         *
Current assets
  Cash and cash equivalents                                             $       -                     $      1,766

  Restricted cash equivalents and short-term
       investments                                                             839                             378
 Accounts receivable, net of
       allowances of $9,268 and $7,313, respectively                        23,557                          29,644
  Inventories                                                               39,169                          39,648
 Other current assets                                                        7,717                           5,009
                                                                       -----------                    ------------
                                    Total current assets                    71,282                          76,445

Property and equipment, net                                                 28,655                          26,003

Goodwill, net                                                               11,129                          11,344
Other assets                                                                 4,997                           3,670
                                                                       -----------                    ------------
                                                                       $   116,063                    $    117,462
                                                                       ===========                    ============



(continued on page 4)



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)



                                                                  MARCH 31,               SEPTEMBER 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY                       1997                       1996
                                                                 ----------               -------------
                                                                 (UNAUDITED)                    *
Current liabilities
 Notes payable - credit lines                                  $      4,667             $       3,963
 Accounts and letters of credit payable                              18,365                    25,289
 Current maturities of bonds payable                                    970                       970
 Other current liabilities                                            6,203                     5,884
                                                               ------------             -------------
         Total current liabilities                                   30,205                    36,106


  Notes payable - credit lines                                       22,066                    17,044
  Convertible subordinated notes                                      7,600                     7,600
  Bonds payable                                                      10,095                    10,165
  Other liabilities                                                   7,084                     2,573
                                                               ------------             -------------
          Total liabilities                                          77,050                    73,488
                                                               ------------             -------------

Commitments and contingencies

Stockholders' equity
  Common stock                                                           71                        71
  Additional paid-in capital                                         26,140                    26,135
  Retained earnings                                                  12,802                    17,768
                                                               ------------             -------------
           Total stockholders' equity                                39,013                    43,974
                                                               ------------             -------------
                                                               $    116,063             $     117,462
                                                               ============             =============


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                   MARCH 31,                                MARCH 31,
                                                    ----------------------------------------  -------------------------------------
                                                          1997                  1996                1997                 1996
                                                    ------------------    ------------------  ------------------   ----------------
Net sales                                              $       44,874         $      40,921       $      89,969       $      91,101

Cost of sales                                                  38,426                33,369              75,564              75,360
                                                       --------------         -------------       -------------       -------------
Gross profit                                                    6,448                 7,552              14,405              15,741

Selling, general and administrative
  expenses                                                      6,287                 6,266              12,442              12,829
Plant closing costs                                               930                     -                 930                   -
Litigation settlements and related
  professional fees                                             6,304                    58               7,232                  58
                                                       --------------         -------------       -------------       -------------
Operating income (loss)                                        (7,073)                1,228              (6,199)              2,854
                                                       --------------         -------------       -------------       -------------
Other income (expenses)
   Interest expense                                              (978)                 (745)             (1,821)             (1,541)
   Other income (expenses)                                        (15)                  125                 (17)                275
                                                       --------------         -------------       -------------       -------------
Total other income (expenses)                                    (993)                 (620)             (1,838)             (1,266)
                                                       --------------         -------------       -------------       -------------

Income (loss) before income taxes                              (8,066)                  608              (8,037)              1,588

Income tax provision (benefit)                                 (3,078)                  243              (3,071)                635
                                                       --------------         -------------       -------------       -------------
Net income (loss)                                      $       (4,988)        $         365       $      (4,966)      $         953
                                                       ==============         =============       =============       =============

Weighted average number of
  shares outstanding
         Primary                                                7,065                 7,791               7,065               7,803
         Fully diluted                                          7,065                 7,821               7,065               7,803


Earnings (loss) per share
         Primary                                       $        (0.71)        $        0.05       $       (0.70)      $        0.13
         Fully diluted                                 $        (0.71)        $        0.05       $       (0.70)      $        0.12


The accompanying notes are an integral part of these condensed consolidated financial statements.



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                     --------------------------------------------
                                                                                             1997                    1996
                                                                                     ---------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                         $ (4,966)             $    953
  Adjustments for non-cash items:
       Plant closing costs                                                                       930                    --
       Litigation settlement                                                                   4,274                    --
       Other                                                                                   3,223                 4,539
  Change in assets and liabilities                                                            (5,254)                 (222)
                                                                                            --------              --------
  Net cash provided by (used in) operating activities                                         (1,793)                5,270
                                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                                   (4,772)               (7,311)
  Payments for acquisitions                                                                      (44)                  (61)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                                                    (461)                4,303
                                                                                            --------              --------
  Net cash provided by (used in) investing activities                                         (5,277)               (3,069)
                                                                                            --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                                       5                    31
  Payments on other liabilities                                                                 (357)                 (268)
  Proceeds from issuance of bonds                                                               --                      99
  Payments on bonds                                                                              (70)                 --
  Proceeds from notes payable - credit lines                                                  18,700                30,666
  Payments on notes payable - credit lines                                                   (11,821)              (33,200)
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                                          (1,153)                 (126)
                                                                                            --------              --------
  Net cash provided by (used in) financing activities                                          5,304                (2,798)
                                                                                            --------              --------

  Net increase (decrease) in cash and cash equivalents                                        (1,766)                 (597)
  Cash and cash equivalents at beginning of period                                             1,766                   807
                                                                                            --------              --------
  Cash and cash equivalents at end of period                                                $   --                $    210
                                                                                            ========              ========



(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                       SUPPLEMENTAL CASH FLOW INFORMATION


                                            SIX MONTHS  ENDED
                                                MARCH 31,
                               -----------------------------------------
                                    1997                   1996
                               ------------------    -------------------
                                                (IN THOUSANDS)

 Cash paid for:
    Interest                    $         1,833        $         1,619
    Income taxes                $           888        $         2,183



         SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During the six months ended March 31, 1997 and 1996, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $617,000 and $76,000, respectively.

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

In the opinion of management, all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 1997 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

2.       INVENTORIES

Inventories consisted of the following:

                                  MARCH 31,           SEPTEMBER 30,
                                   1997                    1996
                            --------------------     ------------------
                                        (IN  THOUSANDS)

Raw materials                  $          4,299        $         5,075
Work-in-progress                          1,121                  1,342
Finished goods                           33,749                 33,231
                               ----------------        ---------------
Total Inventories              $         39,169        $        39,648
                               ================        ===============

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

Under the terms of this agreement, SJE was obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. The total construction costs for this project were estimated at $11.3 million, and included approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF was based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997. In the second quarter of fiscal 1997, SJE filed an application with the Bureau of National Land Planning Bao-An Branch of Shenzhen City to reduce the amount of square footage required to be constructed by approximately 40% and thereby proportionately reduce the MCFF. This application was approved in April 1997.

The construction of a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory was completed during the quarter ended March 31, 1997 and these facilities are expected to be fully operational by June 1997.

4.       CONTINGENCIES

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships. On June 11, 1992, the Court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleged damages for in excess of $1 million arising out of actions which the Company alleged constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. In June, 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel, on January 31, 1997, the Court granted summary judgment on Count VIII for indemnification and on February 3, 1997, the plaintiff voluntarily dismissed Counts III, IV and VI concerning defamation against both the Company and

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       CONTINGENCIES (CONTINUED)

certain directors. The case was tried in February, 1997 and the jury returned a verdict against the Company and prejudgment interest for total damages of $2.4 million. Plaintiff has also filed a motion for attorney fees and costs of $1.9 million. A provision of $4.3 million for this adverse jury verdict was recorded by the Company during the quarter ended March 31, 1997. The Company plans on appealing the result.

On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the Court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. On March 19, 1997, the Court granted the Company's motion for summary judgment and dismissed the claims against the Company regarding violation of civil RICO, Federal Antitrust and State unfair competition. Management believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. The Company intends to defend this case vigorously. The Company believes that the possibility is remote that any significant damages will be paid by the Company in connection with this litigation. Accordingly, no provision for any liability that may result from this litigation has been recorded in the accompanying condensed consolidated financial statements.

On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Catalina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. During January 1997, a subsidiary of the Company was served with a Complaint on the same matter in Hong Kong. The plaintiff in these actions contended that the Company infringed certain of plaintiff's patents in selling its line of flexible flashlights. In February, 1997 the Company settled all of these cases by a payment to Black & Decker of $1,000,000.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In the following comparison of the results of operations, the three and six months ended March 31, 1997 and 1996 are referred to as 1997 and 1996, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Net sales and gross profit for 1997 were $44.9 million and $6.4 million, respectively, as compared to $40.9 million and $7.6 million, respectively, for 1996. The Company incurred a net loss of $5 million ($.71 per share) in 1997 compared to net income of $365,000 ($.05 per share) in 1996.

         In 1997 and 1996, Home Depot accounted for 19.3% and 10.5%, respectively, of the Company's net sales. In addition, in 1996 Kmart and its affiliate accounted for 11.4% of net sales.

DISTRIBUTION OPERATIONS

         Distribution operations generated a pretax loss of $6.4 million in 1997 as compared to pretax income of $1.2 million in 1996.

         Net sales from distribution operations aggregated $36.5 million in 1997, a $1.5 million increase from the prior year reflecting an increase in units sold. Functional lighting/lamp sales increased by $767,000 while net sales for the Company's other principal line of products, lighting fixtures, increased by $723,000. The increase in distribution sales reflects sales to new customers and increased sales to certain existing customers resulting from expanded programs. Functional lighting/lamps and lighting fixtures accounted for 59% and 41%, respectively, of distribution sales in 1997 compared to 60% and 40% in 1996, respectively.

         Gross profit from distribution operations decreased to $5.1 million in 1997 from $6.3 million in 1996. As a percentage of net sales, gross profit from distribution operations was 13.8% and 18.1% for 1997 and 1996, respectively. The $1.2 million decrease in gross profit and the 4.3 point decrease in the gross profit percentage are primarily attributable to significantly higher proportionate sales shipped directly from the Orient to customers which typically earn lower margins than sales made from warehouses and increases in the price charged for certain products purchased from the Company's manufacturing subsidiary, Go-Gro. Sales made from warehouses decreased by $5.4 million in 1997 as compared to 1996 and accounted for 52% of sales in 1997 compared to 67% of sales in 1996.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $4.6 million in 1997 and 1996.

         Litigation settlements and related professional fees represent the amounts provided for an adverse jury verdict of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these two matters (see Note 4 to Condensed Consolidated Financial Statements and Item 1 - Legal Proceedings).

         Interest expense on distribution-related financing increased to $575,000 in 1997 from $522,000 in 1996 due to higher average outstanding borrowings required to finance the construction of the Company's new warehouse facility located in Mississippi, which became operational in March 1996.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MANUFACTURING OPERATIONS

         Excluding certain administrative costs incurred at the corporate headquarters, in 1997 the Company's manufacturing operations recorded a pretax loss of $1.7 million as compared to a pretax loss of $638,000 in 1996. An analysis of the Company's two manufacturing subsidiaries is as follows:

GO-GRO

         Go-Gro Industries Limited ("Go-Gro") generated $845,000 in pretax income in 1997 while reporting a pretax loss of $83,000 in 1996. Sales by Go-Gro to non-related companies, the majority of which were made in the European market, increased by approximately $2.2 million, or 41%, in 1997 to $7.5 million, primarily due to increased unit sales. Intercompany sales by Go-Gro to the Company's subsidiaries (which are eliminated for financial statement purposes and the profit on such sales deferred until the goods are sold to third parties) were $15.1 million in 1997 and $4.1 million in 1996 for total sales of $22.6 million and $9.4 million in 1997 and 1996, respectively. In 1997, $9.5 million of the intercompany sales were contracted to other non-related manufacturers. Gross profit increased in total dollars in 1996 by $1.4 million to $2.8 million as a result of the increase in total shipments and a price increase for certain products sold to other Company subsidiaries.

         SG&A expenses increased by $200,000 to $1.6 million to support Go-Gro's growth. Interest expense increased in 1997 by $136,000 due to higher outstanding borrowings needed to finance the construction of a factory, warehouse and dormitory, to purchase equipment and to support increased production.

MERIDIAN

         In March 1997, the Company committed to a plan to cease manufacturing operations and close its Meridian Lamps, Inc. ("Meridian") facility. The pretax loss for Meridian was $2.5 million for 1997 and $555,000 for 1996. Net sales increased to $883,000 in 1997 from $611,000 in 1996 resulting from an increase in unit sales.

         Cost of sales in 1997 was $2.3 million and exceeded sales by $1.4 million. The following factors negatively affected gross profit during 1997:

         (i) a provision for discontinued inventory amounting to $870,000 required as a result of management's decision to cease operations at Meridian;

         (ii) sales volume insufficient to avoid significant underutilization of plant capacity resulting in manufacturing variances; and

         (iii)    provisions for sales returns.

         Cost of sales exceeded sales by $285,000 in 1996 mainly due to unplanned manufacturing variances arising principally from underutilization of plant capacity, a provision for inventory, research and development costs and additional storage expenses.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MERIDIAN (CONTINUED)

         In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

         Other expenses for 1997 and 1996 were $224,000 and $270,000, respectively, consisting mostly of administrative payroll and benefits, marketing and merchandising expenses, and interest expense.

INCOME TAX PROVISION

         The effective income tax rates for 1997 and 1996 were 38% and 40%, respectively. The lower effective tax rate for 1997 reflects the projected impact for the fiscal year ended September 30, 1997 of high proportionate foreign income, which is taxed at a significantly lower rate than U.S. income.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1997 AND 1996

         Net sales and gross profit for 1997 were $90 million and $14.4 million, respectively, as compared to $91.1 million and $15.7 million, respectively, for 1996. The Company incurred a net loss of $5 million ($.70 per share) in 1997 compared to net income of $953,000 ($.12 per share) in 1996.

         In 1997 and 1996, Home Depot accounted for 16.5% and 9.5%, respectively, of the Company's net sales. In addition, in 1996 Kmart and its affiliate accounted for 12% of net sales.

DISTRIBUTION OPERATIONS

         Distribution operations generated a pretax loss of $7.5 million in 1997 as compared to pretax income of $2.8 million in 1996.

         Net sales from distribution operations aggregated $69.4 million in 1997, an $8.6 million decrease from the prior year. Functional lighting/lamp sales decreased by $6.1 million while net sales for the Company's other principal line of products, lighting fixtures, decreased by $2.5 million. The decline in distribution sales is attributable to (i) a weakened sales base arising from the continuing financial difficulties experienced by several customers; (ii) a decline in sales to Kmart of $2.5 million (consisting principally of lighting fixtures),which is transitioning its lighting business to lamps and is ceasing the sale of lighting fixtures and (iii) reduced sales of $3.6 million to warehouse clubs which purchased several new items in 1996 and whose business with the Company can fluctuate from period to period as they typically purchase on an item, not program, basis. Functional lighting/lamps and lighting fixtures accounted for 63% and 37%, respectively, of distribution sales in 1997 as compared to 64% and 36%, respectively, in 1996.

         Gross profit from distribution operations decreased to $9.9 million in 1997 from $13.3 million in 1996. The $3.4 million decrease in gross profit is primarily attributable to (1) lost contributions resulting from lower sales and
(2) lower margins earned on sales shipped from the Orient directly to customers reflecting a less profitable product mix and increases in the price charged for certain products purchased from the Company's manufacturing subsidiary, Go-Gro. As a percentage of net sales, gross profit from distribution operations was 14.2% and 17.0% for 1997 and 1996, respectively. The 2.8 point decrease in the gross profit percentage is due

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

to (1) lower margins earned on sales shipped from the Orient directly to customers reflecting a less profitable product mix and increases in the price charged for certain products purchased from the Company's manufacturing subsidiary, Go-Gro, (2) the decline in sales, which increased the impact on the gross profit percentage of purchasing and warehousing costs as most of such costs are fixed and (3) a higher proportion of sales shipped from the Orient directly to customers (such sales typically carry lower margins). The impact from such decreases in the gross profit percentage was partially offset by lower provisions for sales incentives as a percentage of net sales, stemming from favorable incentive experience. Sales made from warehouses decreased by $9.6 million in 1997 as compared to 1996 and accounted for 55% of sales in 1997 compared to 59% of sales in 1996.

         Selling, general and administrative expenses ("SG&A") for distribution operations amounted to $9 million in 1997 and $9.4 million in 1996. The $400,000 decrease reflects lower depreciation expense ($328,000) principally attributable to the accelerated depreciation of the Company's computer system during the prior year in connection with the purchase of a new system during fiscal 1997 and lower merchandising and customer display costs ($261,000).

         Litigation settlements and related professional fees represent the amount provided for an adverse jury verdict of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these matters (see Note 4 to Condensed Consolidated Financial Statements and Item 1 - Legal Proceedings).

         Interest expense on distribution-related financing remained approximately the same at $1.1 million. The impact from higher outstanding borrowings was offset by a lower weighted interest rate.

MANUFACTURING OPERATIONS

         Excluding certain administrative costs incurred at the corporate headquarters, in 1997 the Company's manufacturing operations recorded a pretax loss of $561,000 compared to a pretax loss of $1.2 million in 1996. An analysis of the Company's two manufacturing subsidiaries is as follows:

GO-GRO

         Go-Gro Industries Limited ("Go-Gro") generated $2.6 million in pretax income in 1997 while reporting a pretax loss of $91,000 in 1996. Sales by Go-Gro to non-related companies, the majority of which were made in the European market, increased by approximately $7 million, or 58%, in 1997 to $19 million primarily due to increased unit sales. Intercompany sales by Go-Gro to the Company's subsidiaries (which are eliminated for financial statement purposes and the profit on such sales deferred until the goods are sold to third parties) were $26.1 million in 1997 and $9.4 million in 1996 for total sales of $45.2 million and $21.4 million in 1997 and 1996, respectively. In 1997, $13.5 million of the intercompany sales were contracted to other non-related manufacturers. Gross profit increased in total dollars in 1997 by $3.3 million to $6.3 million as a result of the increase in total shipments and a price increase for certain products sold to other Company subsidiaries.

         SG&A expenses increased by $263,000 to $3.2 million to support the growth in sales. Interest expense increased in 1997 by $171,000 due to higher outstanding borrowings needed to finance the construction of a factory, warehouse and dormitory, to purchase equipment and to support increased production.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MERIDIAN

         In March 1997, the Company committed to a plan to cease manufacturing operations and close its Meridian Lamps, Inc. ("Meridian") facility. The pretax loss for Meridian was $3.1 million for 1997 and $1.1 million for 1996. Net sales increased to $1.6 million in 1997 from $1.1 million in 1996 resulting from an increase in unit sales.

         Cost of sales in 1997 was $3.3 million and exceeded sales by $1.8 million. The following factors negatively affected gross profit during 1997:

         (i) a provision for discontinued inventory amounting to $870,000 required as a result of management's decision to cease operations at Meridian;

         (ii) a sales volume insufficient to avoid significant underutilization of plant capacity resulting in manufacturing variances; and

         (iii)    provisions for sales returns.

         Cost of sales exceeded sales by $632,000 in 1996 mainly due to unplanned manufacturing variances arising principally from underutilization of plant capacity, a provision for inventory, research and development costs and additional storage expenses.

         In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

         Other expenses for 1997 and 1996 were $434,000 and $484,000, respectively, consisting mostly of administrative payroll and benefits, marketing and merchandising expenses, and interest expense.

OTHER INCOME (EXPENSES)

         Other income of $275,000 in 1996 consisted primarily of gains on the sale of intangible assets and investment income.

INCOME TAX PROVISION

         The effective income tax rates for 1997 and 1996 were 38% and 40%, respectively. The lower effective tax rate for 1997 reflects the projected impact for the fiscal year ended September 30, 1997 of high foreign income, which is taxed at a significantly lower rate than U.S. income.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct import sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its liquidity requirements for the next year.

CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 1997

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $1.8 million from September 30, 1996 to March 31, 1997.

         Net cash of $1.8 million was used by operating activities. Borrowings under the Company's credit lines were used primarily to pay for capital expenditures aggregating $4.8 million. Capital expenditures included $3.8 million in costs incurred by Go-Gro for the construction of a factory, warehouse and a dormitory and the purchase of machinery, molds and equipment. In addition, machinery for the Go-Gro factory amounting to $506,000 was acquired and financed by one of the Company's leasing facilities with a Hong Kong financial institution.

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 commencing on June 1, 1997 on the non-revolving loan. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At March 31, 1997, the Company had used $34.8 million under its credit facility.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS (CONTINUED)

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.9 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances up to $1.1 million bear interest at the Canadian prime rate (4.75% at March 31, 1997) while advances in excess of $1.1 million bear interest at the Canadian prime rate plus .5%. Borrowings under the Hong Kong facility are secured by substantially all the assets of Go-Gro. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at March 31, 1997). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits dividends that may be paid to the Company to 40% of Go-Gro's earnings but does not limit advances or loans from Go-Gro to the Company. The aggregate amounts available for borrowing under the Canadian and Hong Kong facilities at March 31, 1997 were $2 million and $1 million, respectively.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS (CONTINUED)

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a new warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at March 31, 1997) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line.

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

         The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which $555,000 was available at March 31, 1997. In addition, the Company has leasing facilities for $9.8 million Hong Kong dollars (U.S. $1.3 million) with Hong Kong financial institutions to finance the purchase of machinery and equipment for its China facilities of which U.S. $717,000 was available at March 31, 1997.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (CONTINUED)

         Under the terms of this agreement, SJE is obligated to construct approximately 917,000 square feet of factory buildings and 275,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 and the remainder by December 31, 2000. The total construction costs for this project are estimated at $11.3 million, and include approximately $1.6 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997. In the second quarter of fiscal 1997, SJE filed an application with the Bureau of National Land Planning Bao-An Branch of Shenzhen City to reduce the amount of square footage required to be constructed by approximately 40% and thereby proportionately reduce the MCFF. This application was approved in April, 1997.

         The construction of a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory was completed during the quarter ended March 31, 1997, and these facilities are expected to be fully operational by June, 1997.

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

         On November 30, 1993, the United States Trade Representative ("USTR") placed China on the "priority watch list" under the so-called Special 301 provisions of the Trade Act of 1974 dealing with the protection of intellectual property rights. On June 30, 1994, USTR announced that China had been designated a "priority foreign country" under the "special 301" provisions of the Trade Act of 1974. On February 4, 1995, the USTR announced that the United States would take retaliatory trade action against China if the government did not agree to address intellectual property rights issues. The USTR also published a final list of products compromising $1 billion worth of Chinese exports to the United States which would be subject to increased duties. Products currently manufactured by and for the Company were excluded from the list. On February 26, 1995 the United States and China resolved this dispute when China agreed to close down a number of compact disc plants and take enforcement actions against copyright piracy which was evidenced by the signing of an Intellectual Property Enforcement Agreement (the "IPR Agreement"). On April 30, 1996 USTR designated China as a "priority foreign country" because of its failure to implement the 1995 intellectual property enforcement agreement and on June 17, 1996, the United States and China reached an understanding on the enforcement of the intellectual property agreement. USTR will continue to monitor China's implementation of the 1995 agreement and trade sanctions could be imposed for non-compliance at any time pursuant to a decision by USTR that China is not satisfactorily implementing the 1995 agreement.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships. On June 11, 1992, the Court dismissed the Complaint and on June 17, 1992, the plaintiff filed an amended Complaint including claims for damages in excess of $5 million against the Company and declaratory relief as well as claims for damages in excess of $3 million against the named directors. On November 24, 1992, the Company filed a Counterclaim in the action. The Counterclaim alleged damages for in excess of $1 million arising out of actions which the Company alleged constituted violation of federal and state securities laws, breach of fiduciary duty, breach of contract, breach of constructive trust, conversion, civil theft, negligence, fraudulent inducement, fraud and extortion. In June, 1995, the Court granted the Company's Motion for Summary Judgment on the plaintiff's claims of libel, on January 31, 1997, the Court granted summary judgment on Count VIII for indemnification and on February 3, 1997, the plaintiff voluntarily dismissed Counts III, IV and VI concerning defamation against both the Company and certain directors. The case was tried in February, 1997 and the jury returned a verdict against the Company and prejudgment interest for total damages of $2.4 million. Plaintiff has also filed a motion for attorney fees and costs of $1.9 million. A provision of $4.3 million for this adverse jury verdict was recorded by the Company during the quarter ended March 31, 1997. The Company plans on appealing the result.

         On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Catalina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. All cases were filed in the United States District Court, Eastern Division of Virginia. During January 1997, a subsidiary of the Company was served with a Complaint on the same matter in Hong Kong. The plaintiff in these actions contended that the Company infringed certain of plaintiff's patents in selling its line of flexible flashlights. In February 1997, the Company settled all of these cases by a payment to Black & Decker of $1,000,000.

         The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, their ultimate resolution will not have a material adverse effect on the Company's financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's Annual Meeting of Stockholders, held on April 10, 1997, the stockholders voted on the following matters:

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION (CONTINUED)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (CONTINUED)

         (i) to elect eight persons to serve as directors of the Company until the 1998 Annual Meeting of Stockholders by the following votes:


                                         IN FAVOR                       AGAINST                         NOT VOTED
                              ------------------------------  ---------------------------  -------------------------------
                                  SHARES            %           SHARES            %            SHARES              %
                              ---------------- -------------  ------------   ------------  ----------------   ------------
Robert Hersh                        5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
Dean S. Rappaport                   5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
William Stewart                     5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
Henry Latimer                       5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
Leonard Sokolow                     5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
Robert Wachs                        5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
Ryan Burrow                         5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%
Jeffrey Silverman                   5,468,670         77.4%        58,097           0.8%         1,537,820          21.8%


         (ii) to ratify the appointment of Deloitte & Touche LLP to serve as the Company's auditors for the fiscal year ending September 30, 1997 by a vote of 5,455,967 (77.2%) shares cast for the proposal in favor, 17,850 (.3%) shares against and 1,590,770 (22.5%) shares abstained.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

         10.140 Ninth Amendment to Third Amended and Restated Credit Agreement dated December 30, 1996 between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, National Association.

         10.141 Fourth Amendment to Letter of Credit Agreement dated December 30, 1996 between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association.

         10.142           Tenth Amendment to Third Amended and Restated
                          Credit Agreement dated March 31, 1997 between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, National Association.

         10.143 Fifth Amendment to Letter of Credit Agreement dated March 31, 1997 between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association.

         10.144 Restated Articles of Association for Shenzhen Jiadianbao Electrical Products Co., Ltd., a Cooperative Joint Venture Company dated October 18, 1996

         10.145           Contract to Amend Cooperative Joint Venture
                          Contract between Shenzhen Baoanqu Fuda Industries Co., and Go-Gro Industries, Ltd. dated October 18, 1996

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION (CONTINUED)

(a)       EXHIBITS (CONTINUED)

         11      Schedule of Computation of Earnings (loss) per Share

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        /S/ DEAN S. RAPPAPORT
                                        -------------------------------
                                        Dean S. Rappaport
                                        Executive Vice President, and
                                        Chief Operating Officer

                                        /S/ DAVID  W. SASNETT
                                        -------------------------------
                                        David W. Sasnett
                                        Chief Financial Officer

Date:   May 14, 1997

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------

10.140           Ninth Amendment to Third Amended and Restated
                 Credit Agreement dated December 30, 1996 between
                 Catalina Lighting, Inc. and SunTrust bank, central Florida, National Association.

10.141 Fourth Amendment to Letter of Credit Agreement dated December 30, 1996 between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association.

10.142           Tenth Amendment to Third Amended and Restated
                 Credit Agreement dated March 31, 1997 between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, National Association.

10.143 Fifth Amendment to Letter of Credit Agreement dated March 31, 1997 between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National
                 Association.

10.144           Restated Articles of Association for Shenzhen
                 Jiadianbao Electrical Products Co., Ltd., a
                 Cooperative Joint Venture Company dated October 18,
                 1996

10.145           Contract to Amend Cooperative Joint Venture
                 Contract between Shenzhen Baoanqu Fuda Industries Co., and Go-Gro Industries, Ltd. dated October 18, 1996

11               Schedule of Computation of Earnings (loss) per Share

27               Financial Data Schedule