Form 10-Q
period 1997-06-30
CATALINA LIGHTING INC
filed 1997-08-14
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1997
                               -------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------    ---------------------

                          Commission file number 1-9917

                             CATALINA LIGHTING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
             ------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
             ------------------------------------------------------
                     (I.R.S. Employer Identification Number)

                   18191 NW 68TH AVENUE, MIAMI, FLORIDA 33015
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 558-4777
             ------------------------------------------------------
               Registrant's telephone number, including area code

             ------------------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON AUGUST 5, 1997: 7,079,000 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                        PAGE NO.
                                                                       -------

   Condensed consolidated balance sheets -
     June 30, 1997 and September 30, 1996.............................   3-4

   Condensed consolidated statements of operations -
     Three and nine months ended June 30, 1997 and 1996...............   5

   Condensed consolidated statements of cash flows -
     Nine months ended June 30, 1997 and 1996.........................   6-7

   Notes to condensed consolidated financial statements...............   8-12

   Management's discussion and analysis of financial
     condition and results of operations..............................   13-22


PART II OTHER INFORMATION

   ITEM 1  Legal Proceedings..........................................   23

   ITEM 4  Submission of Matters to a Vote of Security Holders........   23

   ITEM 6  Exhibits and Reports on Form 8-K...........................   23


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        JUNE 30,           SEPTEMBER 30,
                    ASSETS                                1997                  1996
                    ------                             -----------         --------------
                                                       (Unaudited)              *
Current assets
  Cash and cash equivalents                            $         -         $     1,766
  Restricted cash equivalents and short-term
    investments                                                150                 378
  Accounts receivable, net of allowances
    of $10,358 and $7,313, respectively                     30,406              29,644
  Inventories                                               38,462              39,648
  Other current assets                                       8,279               5,009
                                                       -----------         -----------

          Total current assets                              77,297              76,445

  Property and equipment, net                               29,246              26,003

  Goodwill, net                                             11,587              11,344
  Other assets                                               5,257               3,670
                                                       -----------         -----------
                                                       $   123,387         $   117,462
                                                       ===========         ===========



(continued on page 4)


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)


                                                                    JUNE 30,          SEPTEMBER 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY                              1997                 1996
    ------------------------------------                         ------------         -------------
                                                                 (Unaudited)               *

Current liabilities
  Notes payable - credit lines                                   $      3,800         $     3,963
  Accounts and letters of credit payable                               23,262              25,289
  Current maturities of bonds payable                                     970                 970
  Other current liabilities                                             6,113               5,884
                                                                 ------------         -----------

          Total current liabilities                                    34,145              36,106

  Notes payable - credit lines                                         25,550              17,044
  Convertible subordinated notes                                        7,600               7,600
  Bonds payable - real estate related                                   9,195              10,165
  Other liabilities                                                     7,016               2,573
                                                                 ------------         -----------
          Total liabilities                                            83,506              73,488
                                                                 ------------         -----------

Commitments and contingencies

Stockholders' equity
  Common Stock                                                             71                  71
  Additional paid-in capital                                           26,186              26,135
  Retained earnings                                                    13,624              17,768
                                                                 ------------         -----------
          Total stockholders' equity                                   39,881              43,974
                                                                 ------------         -----------
                                                                 $    123,387         $   117,462
                                                                 ============         ===========



*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                  ------------------------      -------------------------
                                                     1997           1996            1997           1996
                                                  ---------      ---------      ----------     ----------

Net sales                                         $  56,394      $  43,882      $  146,363     $  134,983

Cost of sales                                        47,413         36,664         122,977        112,024
                                                  ---------      ---------      ----------     ----------
Gross profit                                          8,981          7,218          23,386         22,959

Selling, general and administrative
  expenses                                            6,761          6,226          19,203         19,113

Plant closing costs                                       -              -             930              -

Litigation settlements and related
  professional fees                                     160              -           7,392              -
                                                  ---------      ---------      ----------     ----------
Operating income (loss)                               2,060            992          (4,139)         3,846
                                                  ---------      ---------      ----------     ----------
Other income (expenses)
  Interest expense                                   (1,144)          (892)         (2,965)        (2,433)
  Other income (expenses)                                50            (70)             33            205
                                                  ---------      ---------      ----------     ----------
Total other income (expenses)                        (1,094)          (962)         (2,932)        (2,228)
                                                  ---------      ---------      ----------     ----------
Income (loss) before income taxes                       966             30          (7,071)         1,618

Income tax provision (benefit)                          144             12          (2,927)           647
                                                  ---------      ---------      ----------     ----------
Net income (loss)                                 $     822      $      18      $   (4,144)    $      971
                                                  =========      =========      ==========     ==========
Weighted average number of
  shares outstanding
     Primary                                          7,948          7,816           7,067          7,756
     Fully diluted                                    8,988          7,816           7,067          7,756

Earnings (loss) per share
     Primary                                      $    0.11      $       -      $    (0.59)     $    0.13
     Fully diluted                                $    0.11      $       -           (0.59)     $    0.13


The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                           -------------------------------
                                                                               1997                1996
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $    (4,144)        $       971
  Adjustments for non-cash items:
     Adverse jury verdict                                                        4,366                   -
     Other                                                                       6,794               6,736

  Change in assets and liabilities                                              (8,810)              2,204
                                                                           -----------         -----------
  Net cash provided by (used in) operating activities                           (1,794)              9,911
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                     (6,419)             (8,259)
  Payments for acquisitions                                                       (632)                  -
  Decrease (increase) in restricted cash equivalents and
     short-term investments                                                        228               6,092
                                                                           -----------         -----------
  Net cash provided by (used in) investing activities                           (6,823)             (2,167)
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                         2                 132
  Payments on other liabilities                                                   (524)               (408)
  Proceeds from issuance of bonds                                                    -                  99
  Payments on bonds                                                               (970)               (900)
  Proceeds from notes payable - credit lines                                    30,200              36,366
  Payments on notes payable - credit lines                                     (19,838)            (43,311)
  Net proceeds from (payments on) notes payable - credit lines
   due on demand                                                                (2,019)                (63)
                                                                           -----------         -----------
  Net cash provided by (used in) financing activities                            6,851              (8,085)
                                                                           -----------         -----------

  Net increase (decrease) in cash and cash equivalents                          (1,766)               (341)
  Cash and cash equivalents at beginning of period                               1,766                 807
                                                                           -----------         -----------
  Cash and cash equivalents at end of period                               $         -         $       466
                                                                           ===========         ===========


(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                     NINE MONTHS ENDED
                                         JUNE 30,
                              -------------------------------
                                  1997                1996
                              -----------         -----------
                                      (In thousands)

     Cash paid for:
       Interest               $     2,697         $     2,481
       Income taxes           $     1,038         $     2,579

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During the nine months ended June 30, 1997 and 1996, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $617,000 and $537,000, respectively.








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

In the opinion of management, all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 1997 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

2.       INVENTORIES

Inventories consisted of the following (in thousands):

                              JUNE 30,            SEPTEMBER 30,
                                  1997                1996
                              -----------         -------------

       Raw materials          $     5,449         $     5,075
       Work-in-progress             1,368               1,342
       Finished goods              31,645              33,231
                              -----------         -----------
       Total Inventories      $    38,462         $    39,648
                              ===========         ===========


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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.         PROPERTY AND EQUIPMENT, NET (CONTINUED)

Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction which was required to be completed by April 1, 1997 (and was completed) and the remainder by December 31, 1999. The total construction costs for this project were estimated at $10.5 million, and included approximately $1.0 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF was based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997.

The construction of a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory was completed during the quarter ended March 31, 1997 and these facilities were fully operational in June 1997.

4.       ACQUISITION

On July 30,1994, the Company acquired all of the issued and outstanding capital stock of two Hong Kong companies, Go-Gro Industries Limited ("Go-Gro") and Lamp Depot Limited ("Lamp Depot"), for an aggregate consideration of $7,500,000 and 750,000 shares of the Company's common stock. The stock of Go-Gro was purchased by the Company from selling stockholders who represented at the closing that they were, in fact, the actual stockholders of Go-Gro. Subsequent to the date of the closing, the Company discovered that part of the Go-Gro stock acquired had been conveyed to one of the selling stockholders prior to closing by a former officer of a subsidiary of the Company, who ceased employment with such subsidiary in 1993. The Company made a claim for indemnification and return of $1,904,000 of the consideration from Go-Gro, such funds were returned to the Company in November 1994 and the Company filed a lawsuit against the former officer in May 1995. The purchase price and resulting goodwill recorded for the Go-Gro acquisition were reduced accordingly for the return of these funds. The Company settled all litigation relating to this matter in June 1997 by payment of $600,000 which was recorded as an increase in the purchase price and goodwill recorded for the Go-Gro acquisition.

5.       BONDS PAYABLE

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

In June 1997, the Company ceased manufacturing operations at Meridian. The Company plans to lease the Meridian facility to a non-manufacturing entity, and, as a result, is in the process of defeasing the bonds. The Company plans on redeeming the bonds at their earliest redemption date, approximately November 1, 1999. The Company recognized plant closing costs for Meridian of $930,000 during the nine months ended June 30, 1997.

6.       EMPLOYMENT AGREEMENT

On April 1, 1997, the Company entered into an employment and non-compete agreement with the previous majority stockholder of Go-Gro, under which such individual will continue to serve as President of Go-Gro. The term of the agreement is five years and shall renew for a successive five-year period upon terms mutually acceptable to the Company and the employee.

7.       RELATED PARTY TRANSACTION

On May 1, 1997 the Company entered into a lease agreement for its Hong Kong office with a Company owned by the President and former majority stockholder of Go-Gro. The lease expires in March 2001 but may be extended for an additional year. Annual rent related to this lease is approximately $257,000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.       CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $139,000 provision for post-judgment interest was recorded through June 30, 1997. The Company is appealing the verdict and attorney fee award.

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

Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the Court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. On March 19, 1997, the Court granted Dana's motion for summary judgment and dismissed the claims against the Company regarding violation of civil RICO, Federal Antitrust and State unfair competition. Management believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. The Company intends to defend this case vigorously. The Company believes that the possibility is remote that any significant damages will be paid by the Company in connection with this litigation. Accordingly, no provision for any liability that may result from this litigation has been recorded in the accompanying condensed consolidated financial statements.

On August 8, 1996, the Company was served with a copy of the Complaint in the matter of Black & Decker (U.S.), Inc. vs. Catalina Lighting, Inc., Case No. 96-1042-A, and on October 25, 1996 and December 4, 1996, the Company was served with a second and third complaint entitled Black & Decker vs. Catalina Lighting and Westinghouse Electric Corp., Case Nos. 96-1577-A and 96-1707-A, respectively. During

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.       CONTINGENCIES (CONTINUED)

January 1997, a subsidiary of the Company was served with a Complaint on the same matter in Hong Kong. The plaintiff in these actions contended that the Company infringed certain of plaintiff's patents in selling its line of flexible flashlights. In February, 1997 the Company settled all of these cases by a payment to Black & Decker of $1,000,000.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company . The lawsuit challenges the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. Both the Company and Westinghouse vigorously dispute White's allegations and on December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and seeking an injunction to enjoin White against interference with their contractual arrangements. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

OTHER

During the fiscal year ended September 30, 1996, approximately 95% (including purchases from Go-Gro) of the products purchased for sale by the Company's distribution operations were imported from China. In addition, Go-Gro sold $28 million in products to unaffiliated entities, of which $3.1 million were shipped in the U.S. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On May 29, 1997, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1997. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. On June 24, 1997 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.       NEW ACCOUNTING PRONOUNCEMENTs

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the first quarter of the fiscal year ending September 30, 1998, as early adoption is not permitted. Upon adoption, earnings per share data for prior periods are required to be restated. The pro forma basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS 128 for the three and nine months ended June 30, 1997 and 1996 are as follows:

                                        THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                        ---------------------------   --------------------------
                                          1997           1996            1997           1996
                                        ---------      ------------   -----------    -----------
Pro forma Basic Earnings per Share      $    0.12      $      -       $    (0.59)    $    0.14
Pro forma Diluted Earnings per Share    $    0.11      $      -       $    (0.59)    $    0.13

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No.130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No.130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No.130 will have on its consolidated financial statements.

In June 1997, SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No.131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in iterim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.131, which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No.131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No.131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No.131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No.131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No.131 will have on the disclosures in its consolidated financial statements

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the following comparison of the results of operations, the three and nine months ended June 30, 1997 and 1996 are referred to as 1997 and 1996, respectively.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Net sales and gross profit for 1997 were $56.4 million and $9 million, respectively, as compared to $43.9 million and $7.2 million, respectively, for 1996. The Company generated net income of $822,000 ($.11 per share) in 1997 compared to net income of $18,000 ($.00 per share) in 1996.

         The $12.5 million increase in net sales from the prior year reflects an increase in units sold. Functional lighting/lamp sales increased by $10.7 million as a result of a large initial order for a new lamp program for Kmart while net sales for the Company's other principal line of products, lighting fixtures, increased by $1.8 million. Functional lighting/lamps and lighting fixtures accounted for 74% and 26%, respectively, of net sales in 1997 compared to 71% and 29% in 1996, respectively.

         In 1997 and 1996, Home Depot accounted for 21.5% and 9.2%, respectively, of the Company's net sales and Kmart and its affiliate Builder's Square accounted for 22.8% and 11.5% of net sales in 1997 and 1996, respectively. In addition, in 1996 another customer accounted for 10.8% of net sales as a result of large initial orders for new items related to an expansion of their functional lighting program.

         Gross profit increased by $1.8 million in 1997 due to the added sales volume but decreased as a percentage of net sales. Certain major domestic retailers accounted for a larger percentage of the Company's sales in 1997 than 1996 due to the Company's sales focus on these major retailers and economic difficulties experienced by other customers. Many of these major retailers (most notably Home Depot and Kmart) are currently purchasing from the Company primarily on a direct basis, rather than from the Company's warehouses. Approximately 69% of the Company's sales in 1997 were made on a direct basis, as compared to 55% in 1996. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses, and the higher relative proportion of direct sales was a contributing factor to the decline in the gross profit percentage to 15.9% in 1997 from 16.4% in 1996. The lower gross profit percentage for 1997 also reflects a less profitable product mix. The impact of these factors lowering the gross profit percentage was partially offset by increased sales, which lessened the effect on such percentage of purchasing and warehousing costs as most of these costs are fixed.

         Selling, general and administrative expenses ("SG&A") were 12% of sales in 1997 compared to 14.2% in 1996. The decrease as a percentage of sales is attributable to higher sales. SG&A increased by $535,000 reflecting an increase in consulting and professional fees and additional costs to support the Company's growth. These increases were partially offset by lower SG&A incurred by Meridian as a result of the decision to cease Meridian's operations (see separate discussion below). In addition, the Company also recorded $160,000 in legal expenses relating to litigation settled in the previous quarter.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense increased to $1.1 million in 1997 from $892,000 in 1996 reflecting $139,000 in interest related to the Browder jury verdict presently under appeal (see Note 7 of Notes to Condensed Consolidated Financial Statements) and increased borrowings to finance capital expenditures.

         The effective income tax rates for 1997 and 1996 were 15% and 40%, respectively. The lower effective tax rate for 1997 reflects the projected impact for the fiscal year ended September 30, 1997 of high proportionate foreign income, which is taxed at a significantly lower rate than U.S. income.

MERIDIAN

         In March 1997, the Company committed to a plan to cease manufacturing operations and close its Meridian Lamps, Inc. ("Meridian") facility. The pretax loss for Meridian was $432,000 for 1997 and $544,000 for 1996. Net sales decreased to $570,000 in 1997 from $1 million in 1996 as unit sales decreased.

         Cost of sales in 1997 was $813,000 and exceeded sales by $243,000, as sales volume was insufficient to avoid significant underutilization of plant capacity resulting in manufacturing variances and the Company was required to record significant provisions for inventory and sales returns due primarily to the decision to terminate Meridian's operations. Cost of sales exceeded sales by $191,000 in 1996 mainly due to manufacturing variances arising principally from underutilization of plant capacity, a provision for inventory, research and development costs and additional storage expenses.

         Other expenses for 1997 were $189,000 consisting mostly of administrative payroll and benefits, marketing and merchandising expenses and interest expense. In 1996, such expenses amounted to $354,000, and consisted mostly of administrative payroll and benefits, marketing and merchandising expenses, amortization of start up costs and interest expense.

         As of June 30, 1997, the Company had ceased operations at Meridian and closed the facility.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1997 AND 1996

         Net sales and gross profit for 1997 were $146.4 million and $23.4 million, respectively, as compared to $135 million and $23 million, respectively, for 1996. The Company incurred a net loss of $4.1 million ($.59 per share) in 1997 due to plant closing costs and litigation costs, as compared to net income of $971,000 ($.13 per share) in 1996.

         Net sales increased by $11.4 million from the prior year. The increase in sales is attributable to strong sales generated in the third quarter reflecting the benefits of the Company's strategy to strengthen its relationships with certain major US retailers. Functional lighting/lamp sales increased by $??? million while net sales for the Company's other principal line of products, lighting fixtures, decreased by $???. Functional lighting/lamps and lighting fixtures accounted for ??% and ??%, respectively, of distribution sales in 1997 as compared to ??% and ??%, respectively, in 1996.

         In 1997 and 1996, Home Depot accounted for 18.2% and 9.3%, respectively, of the Company's net sales. In addition, in 1997 and 1996, Kmart and its affiliate Builder's Square accounted for 14% and 11.9% of net sales, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Gross profit increased by $427,000 in 1997 due to added sales volume but decreased as a percentage of net sales from 17% to 16%. Certain major domestic retailers accounted for a larger percentage of the Company's sales in 1997 than 1996 due to the Company's sales focus on these major retailers and economic difficulties experienced by other customers. Many of these major retailers (most notably Home Depot and Kmart) are currently purchasing from the Company primarily on a direct basis, rather than from the Company's warehouses. Approximately 61% of the Company's sales in 1997 were made on a direct basis, as compared to 49% in 1996. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses, and the higher relative proportion of direct sales was a contributing factor to the decline in the gross profit percentage. The lower gross profit percentage for 1997 also reflects a less profitable product mix and an $870,000 provision for discontinued inventory required as a result of management's decision to cease operations at its Meridian factory - see separate discussion below. The impact of these factors lowering the gross profit percentage was partially offset by lower provisions for sales incentives as a percentage of sales, stemming from favorable incentive experience and increased sales, which lessened the effect on the gross profit percentage of purchasing and warehousing costs which decreased in dollars as a result of the consolidation of the Company's warehousing operations during fiscal 1996.

         Selling, general and administrative expenses ("SG&A") were 13.1% of sales in 1997 compared to 14.2% in 1996. The decrease in these expenses as a percentage of net sales is attributable to higher sales. SG&A increased by $90,000 from 1996 reflecting an increase in costs incurred in the Orient to support the Company's growth ($711,000) and an increase in consulting and professional fees ($457,000). These increases were partially offset by lower depreciation expense ($474,000) principally attributable to the accelerated depreciation of the Company's computer system during the prior year in connection with the purchase of a new system during fiscal 1997, lower merchandising and display costs ($252,000), and lower costs incurred at the Meridian facility ($398,000) as a result of the decision to cease Meridian's operations.

         In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

         Litigation settlements and related professional fees aggregated $7.4 million and represent the amount provided for an adverse jury verdict of $4.3 million on litigation with the Company's former Chief Executive Officer (currently under appeal), a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these matters (see Note 8 of Notes to Condensed Consolidated Financial Statements and
Item 1 - Legal Proceedings).

         Interest expense increased from $2.4 million in 1996 to $3 million in 1997 due to increased borrowings to finance capital expenditures and a $139,000 provision for interest related to the $4.3 million adverse jury verdict mentioned above.

Other income of $205,000 in 1996 consisted primarily of gains on the sale of intangible assets and investment income.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

MERIDIAN

         In March 1997, the Company committed to a plan to cease manufacturing operations and close its Meridian Lamps, Inc. ("Meridian") facility by September 30, 1997. The pretax loss for Meridian was $3.5 million for 1997 and $1.7 million for 1996.Net sales remained the same at $2.1 million.

Cost of sales in 1997 was $4.1 million and exceeded sales by $2 million. The following factors negatively affected gross profit during 1997:

(i) a provision for discontinued inventory amounting to $870,000 required as a result of management's decision to cease operations at Meridian;

(ii) a sales volume insufficient to avoid significant underutilization of plant capacity resulting in manufacturing variances; and

         (iii)    provisions for sales returns.

         Cost of sales exceeded sales by $745,000 in 1996 mainly due to unplanned manufacturing variances arising principally from underutilization of plant capacity, a provision for inventory, research and development costs and additional storage expenses.

         In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

         Other expenses for 1997 and 1996 were $623,000 and $914,000, respectively, consisting mostly of administrative payroll and benefits, marketing and merchandising expenses, interest expense and the amortization of start up costs in 1996.

         As of June 30, 1997, the Company had ceased operations at Meridian and closed the facility.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 1997

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $1.8 million from September 30, 1996 to June 30, 1997.

         Net cash of $1.8 million was used by operating activities. Borrowings under the Company's credit lines were used primarily to pay for capital expenditures aggregating $6.4 million. Capital expenditures included $5.2 million in costs incurred by Go-Gro for the construction of a factory, warehouse and a dormitory and the purchase of machinery, molds and equipment. In addition, machinery for the Go-Gro factory amounting to $506,000 was acquired and financed by one of the Company's leasing facilities with a Hong Kong financial institution.

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 which commenced on June 1, 1997 on the non-revolving loan. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR + 2.5 basis point at June 30, 1997). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At June 30, 1997, the Company had used $38.9 million under its credit facility.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT FACILITIES, CONVERTIBLE SUBORDINATED NOTES AND BONDS (CONTINUED)

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.9 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances up to $1.1 million bear interest at the Canadian prime rate (4.75% at June 30, 1997) while advances in excess of $1.1 million bear interest at the Canadian prime rate plus .5%. Borrowings under the Hong Kong facility are secured by substantially all the assets of Go-Gro. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at June 30, 1997). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility prohibits the payment of dividends but does not limit advances or loans from Go-Gro to the Company. The aggregate amounts available for borrowing under the Canadian and Hong Kong facilities at June 30, 1997 were $2.9 million and $644,000, respectively.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a new warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.65% at June 30, 1997) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $10.8 million direct pay letter of credit which is not part of the Company's credit line.

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

         In June 1997, the Company ceased manufacturing operations at Meridian. The Company plans to lease the Meridian facility to a non-manufacturing entity, and, as a result, is in the process of defeasing the bonds. The Company plans on redeeming the bonds at their earliest redemption date, approximately November 1, 1999.

         The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which $577,000 was available at June 30, 1997. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of machinery and equipment for its China facilities of which U.S. $699,000 was available at June 30, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. BasiC earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the first quarter of the fiscal year ending September 30, 1998, as early adoption is not permitted. Upon adoption, earnings per share data for prior periods are required to be restated. The pro forma basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS 128 for the three and nine months ended June 30, 1997 and 1996 are as follows:

                                        THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                        ---------------------------   --------------------------
                                          1997           1996            1997           1996
                                        ---------      ------------   -----------    -----------
Pro forma Basic Earnings per Share      $    0.12      $      -       $    (0.59)    $    0.14
Pro forma Diluted Earnings per Share    $    0.11      $      -       $    (0.59)    $    0.13

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No.130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No.130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No.130 will have on its consolidated financial statements.

In June 1997, SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No.131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in iterim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.131, which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is availabe that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No.131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No.131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No.131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No.131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No.131 will have on the disclosures in its consolidated financial statements.

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

Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction which was required to be completed by April 1, 1997 (and was completed) and the remainder by December 31, 1999. The total construction costs for this project were estimated at $10.5 million, and included approximately $1.0 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF was based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997.

The construction of a 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory was completed during the quarter ended March 31, 1997 and these facilities were fully operational in June 1997.

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

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company . The lawsuit challenges the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. Both the Company and Westinghouse vigorously dispute White's allegations and on December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and seeking an injunction to enjoin White against interference with their contractual arrangements. Pursuant to the License Agreement between Westinghouse and the company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS

         During the fiscal year ended September 30, 1996, approximately 95% (including purchases from Go-Gro) of the products purchased for sale by the Company's distribution operations were imported from China. In addition, Go-Gro sold $28 million in products to unaffiliated entities, of which $3.1 million were shipped in the U.S. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On May 29, 1997, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1997. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. On June 24, 1997 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $139,000 provision for post-judgment interest was recorded through June 30, 1997. The Company is appealing the verdict and attorney fee award.

See notes 2 and 8 (legal) of Notes to condensed consolidated financial statements.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

         10.146 Financing Agreement between Go-Gro Industries, Ltd. and Standard Chartered Bank dated May 12, 1997.

         10.147 Employment and non-compete agreement dated April 1, 1997 between Go-Gro Industries Ltd. and Wai Check Lau.

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

                                                  /s/ DAVID W. SASNETT
                                                 -----------------------------
                                                 Vice President

                                                  /s/ DAVID W. SASNETT
                                                 -----------------------------
                                                 David W. Sasnett
                                                 Chief Financial Officer, and
                                                 Chief Accounting Officer


Date:   August 14, 1997

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

10.146 Financing Agreement between Go-Gro Industries, Ltd. and Standard Chartered Bank dated May 12, 1997.

10.147 Employment and non-compete agreement dated April 1, 1997 between Go-Gro Industries Ltd. and Wai Check Lau.

11                    Schedule of Computation of Earnings (loss) per Share

27                    Financial Data Schedule