Form 10-K
period 1997-09-30
CATALINA LIGHTING INC
filed 1997-12-29
CIK 822665

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _____________________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock, as reported by the New York Stock Exchange, on December 15, 1997 was $38.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Company for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

         Number of shares outstanding of Registrant's common stock, as of December 15, 1997: 7,109,069

                           Exhibit Index at Page 56

                                    FORM 10-K

                             CATALINA LIGHTING, INC.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation expectations as to future sales and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. (the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; changes in business strategy; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.           BUSINESS.

GENERAL

         Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974 and became a public company in 1988. The Company designs, manufactures, contracts for the manufacture of, imports and distributes a broad line of lighting fixtures and lamps under the Westinghouse/Registered trademark/ brand, and the Catalina/Registered trademark/, Dana/Registered trademark/, Meridian Lamps/Registered trademark/ and Illuminada/Registered trademark/ trade names. The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels. The Company sells principally in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, warehouse clubs, discount department stores, catalog showrooms, lighting showrooms and hardware stores. The Company also sells its products in Europe and Canada, and, to a lesser extent, in Mexico, Asia, Latin America and Australia. Currently, its product line is comprised almost entirely of lighting fixtures and lamps. The Company has supplemented its product lines through acquisitions but has remained focused on lighting products and has no plans to materially change its sales focus in the near future.

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

         PROGRAM SELLING. In its primary domestic markets, the Company strives to be the primary source of lighting products to its retailers by offering a complete program of lighting products in a variety of categories. The availability of over 1000 styles of such products as outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights - the majority of which are available in several colors or finishes - provides retailers the opportunity to source most of their lighting products through the Company on a "one stop shopping" basis. The Company believes that its broad selection of affordable products coupled with its ability to aid its retail customers in developing a complete lighting program gives it a competitive advantage.

         INTERNATIONAL EXPANSION The Company's Hong Kong based subsidiary, Go-Gro Industries Limited ("Go-Gro"), sells its products to wholesale distributors in Europe and, to a lesser extent, various customers in Asia. Go-Gro is also a major supplier to the Company's U.S. and Canadian subsidiaries. Management believes the Company's products and services are well suited for further growth in these and other markets. The Company expects to join forces with sales representatives and distributors in Europe and utilize their knowledge of local markets' tastes in products, social customs, and trading nuances to facilitate the Company's entry into those countries. The Company's current plans include expansion of Go-Gro's existing sales and marketing operations in Europe, including the United Kingdom.

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

PRODUCTS

         The Company markets a diverse product line used primarily in residential and office settings. The Company's product line is comprised almost entirely of two main categories: lighting fixtures and lamps. Lighting fixtures consist of outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by the Company include both table and floor models and may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and any other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass. The Company also sells other lighting-related products such as flashlights and ceiling fans. The Company may continue to expand its product lines internally or through acquisitions.

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

CUSTOMERS

         The Company distributes its products in North America principally through major retail outlets, including home centers, national retail chains, office superstore chains, discount department stores, warehouse clubs, catalog showrooms, furniture and lighting stores and hardware stores. Products are also sold to a large extent in Europe to wholesale distributors under their private labels and to selected retail customers in Europe, Australia and Asia. In fiscal 1997 and 1996, Home Depot accounted for 22.1% and 9.8% of the Company's net sales. For the fiscal years ended September 30, 1997 and 1996, net sales to the Company's ten largest customers represented approximately 63% and 57%, respectively, of the Company's total revenues. The Company believes its relationships with its customers are good.

DISTRIBUTION METHODS

         The Company utilizes two methods to sell products: warehouse sales and direct sales. The backlog of unshipped orders at November 30, 1997 and 1996 was $20.0 million and $20.4 million, respectively. Although these orders are subject to cancellation by the customers, the Company believes substantially all such orders are firm.

         The Company purchases products overseas for its own account and warehouses the products in a 473,000 square foot Company-owned facility in Tupelo, Mississippi and in leased facilities in Montreal, Canada, Mexico City, Mexico and in a public warehouse in California. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales usually command higher per unit sales prices than direct sales of the same items. For the fiscal years ended September 30, 1997 and 1996, warehouse sales accounted for 39% and 48%, respectively, of net sales.

         The Company's direct sales are made either by delivering lighting products to the retailers' common carriers at a shipping point in Asia or by shipping the products from Asia directly to retailers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable depending on whether the goods are manufactured by Go-Gro) or on open credit with the Company. Upon receipt of a customer's transferable letter of credit, the Company transfers the portion of the letter of credit covering the cost of merchandise to its supplier. The terms of the transfer provide that draws may not be made by the supplier until the Company is entitled to be paid pursuant to the terms of the customer's letter of credit. The Company has the right to draw upon the customer's letter of credit once the products are inspected by the Company or its agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. For fiscal years ended September 30, 1997 and 1996, 61% and 52%, respectively, of net sales were attributable to direct sales.

         The relative proportion of the Company's sales generated by each method is dependent upon customer buying preferences and Company sales strategies. Purchasing on a direct basis allows the customer to generally pay a lower per unit price than purchasing the same items from the warehouse, but such method requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer buying preferences often vary from customer to customer and are subject to change, thus customer buying preferences over time are inherently difficult to predict.

SOURCES OF PRODUCTS

         Virtually all of the products sold by the Company are obtained from factories located in China. The Company manufactures a portion of these products and purchases the remainder from independent suppliers.

         In 1994 the Company purchased Go-Gro, a lighting products manufacturer with its administrative office located in Hong Kong and production facilities located in the Guangdong Province of China. Go-Gro's production equipment is owned by Shenzhen Jiadianbao Electrical Products Co., Ltd. (SJE), Go-Gro's cooperative joint venture subsidiary. Approximately 50% of SJE's factory buildings are leased from the Company's joint venture partner in SJE, Shenzhen Baoanqu Fuda Industries Co. Ltd. ("Fuda"), a Chinese company, the remaining 50% is owned by SJE. Under the terms of the cooperative joint venture agreement with Fuda, Go-Gro is entitled to 100% of the manufacturing profits and losses of SJE, while Fuda is entitled to a yearly management fee from SJE of approximately $400,000 in addition to the rent for the factory buildings. Go-Gro manufactures an extensive product line consisting primarily of lamps sold mainly to wholesale distributors and retailers in Europe, the Company and its subsidiaries and to a lesser extent, retailers in Asia and Australia. Go-Gro and its subsidiaries employ approximately 3,000 people.

         SJE leases factory buildings in three separate locations in China. During 1995, the Company initiated a consolidation of its Go-Gro/SJE manufacturing facilities into one large compound in order to achieve certain manufacturing efficiencies and to control its occupancy costs in what management believes will be an inflationary business environment. In April 1995, SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to Fuda. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

         Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The total cost for this project is estimated at $15.5 million (of which $10.3 million had been expended as of September 30, 1997) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF was based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due and paid by September 1997. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory were completed in April 1997 and became fully operational in June 1997.

         Goods produced by Go-Gro constituted approximately 41% in 1997 and 36% in 1996, of the total products either purchased or manufactured by the Company. The raw materials essential to Go-Gro's manufacturing process are purchased from distributors located in various countries as follows: plastic resin (Germany and china), steel (Korea and Japan), cable (China), light bulbs (China and Taiwan), lampholders (China) and other various components (China, Europe, U.S., Taiwan and others).

         The Company chooses manufacturers based on price, quality of merchandise, reliability and ability to meet the Company's timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. The Company or its customer is often required to post a letter of credit prior to shipment.

         The Company has employees located in the U.S., Hong Kong and China who supervise the Company's manufacturing contractors. These employees' responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing quality assurance functions including inspection at various stages, tracking costs, performing and/or working with manufacturing engineering, and oversight of the manufacturing processes. The Company maintains a quality control and quality assurance program and has established inspection and test criteria for each of its products. These methods are applied by the Company or its agents regularly to product samples in each manufacturing location prior to shipment and each shipment must pass quality control inspection.

         The Company expects to continue to use a limited number of contract manufacturers and accordingly will continue to be highly dependent upon sources outside the Company for timely production and quality workmanship.

         In fiscal 1997 and 1996, Chinese suppliers, other than Go-Gro, accounted for approximately 53% and 57%, respectively, of the total products either purchased or manufactured by the Company. Shunde No. 1 Lamp Factory ("Shunde") accounted for approximately 19% of the total products either purchased or manufactured by the Company in 1997 and 21% in 1996 and Weing Panasonic accounted for 13% and 5% of the same total in 1997 and 1996, respectively. Purchases from the top five independent suppliers comprised 43% and 42%, respectively, of the total of the products either purchased or manufactured by the Company for fiscal 1997 and 1996. Other than Shunde and Weing Panasonic, no independent supplier accounted for more than 10% of the total of the products either purchased or manufactured by the Company in 1997.

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

         The continued importation of products from China and the Company's business could be affected by any trade issues impacting U.S. - China relations.

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

         The Company obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering its purchase and expansion of SJE in China. The contract is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance. The Company obtained guarantees to cover existing assets of $11.0 million and stand-by guarantees of $3.4 million on construction of its SJE facilities.

         As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations.

         In June 1997, the Company ceased manufacturing operations at Meridian Lamps, Inc. ("Meridian"), a wholly-owned subsidiary with a manufacturing facility located in Meridian, Mississippi, which commenced operations in late December 1994. Meridian produced decorative table and floor lamps. The Meridian facility consists of 123,000 square feet with both manufacturing and warehousing capabilities. The Company leased the facility in June 1997. Meridian's operations generated $2.8 million in net sales during fiscals 1997 and 1996.

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

PRODUCT LIABILITY

         The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of its products. While the Company maintains $1 million in product liability insurance per occurrence, $2 million in the aggregate, as well as a $25 million aggregate umbrella insurance policy and $25 million excess umbrella insurance, there can be no assurance that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Legal Proceedings".

TRADEMARKS AND PATENTS

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation ("Westinghouse") to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement. Net sales of Westinghouse branded products amounted to $9.0 million and $800,000 for the years ended September 30, 1997 and 1996, respectively.

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. Discovery is proceeding and the case could be tried in late 1998.

         The Company's licensed brand, Westinghouse/Registered trademark/ and the Company's own trademarks, Catalina/Registered trademark/, Dana/Registered trademark/, Meridian Lamps/Registered trademark/ and Illuminada/Registered trademark/ are registered in the United States, Canada and Mexico as well as in numerous countries in the European Community and Asia. The Company is in the process of registering its trademarks in Central and South America.

EMPLOYEES

         As of December 15, 1997 the Company employed approximately 225 people in the United States, Canada and Mexico. The Hong Kong and China operations, including Go-Gro's cooperative joint venture, employed approximately 3,000 people. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationships with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Please see Note 13 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 15, 1997 with respect to the executive officers of the Company:

        NAME              AGE             POSITION WITH THE COMPANY
------------------------ ------   ---------------------------------------------
Robert Hersh               51     Chairman, President,
                                  Chief Executive Officer, Director

Dean S. Rappaport          45     Executive Vice President,
                                  Chief Operating Officer, Director

William D. Stewart         49     Executive Vice President, Director

Nathan Katz                42     Executive Vice President

David W. Sasnett           41     Senior Vice President, Chief Financial
                                  Officer, Chief Accounting Officer

Janet P. Ailstock          49     Vice President, General Counsel

Thomas M. Bluth            40     Vice President, Secretary, Treasurer

Wai Check Lau              50     President of Go-Gro Industries Limited

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

         DEAN S. RAPPAPORT has been Executive Vice President of the Company since January 1988 and a Director of the Company since April 1988. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996. From 1984 until he joined the Company, Mr. Rappaport was a partner with Wachsman & Rappaport, P.A., a public accounting firm located in Margate, Florida.

         WILLIAM D. STEWART has been Executive Vice President of the Company since 1989, and a Director of the Company since April 1994. From 1985 until he joined the Company, Mr. Stewart was an Executive Vice President of Crest Industries, Inc., a distributor of home improvement products.

         NATHAN KATZ has been Executive Vice President of the Company since October 1, 1993 and Chief Executive Officer of Dana Lighting, Inc., a wholly-owned subsidiary of the Company since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         DAVID W. SASNETT has been a Vice President of the Company since November 1994. In November 1997, Mr. Sasnett became a Senior Vice President of the Company. In November 1996, Mr. Sasnett became the Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller and Chief Accounting Officer. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and from 1980 to 1993 was employed by the international accounting firm of Deloitte & Touche.

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

         WAI CHECK LAU was President of Go-Gro Industries Limited since 1985. On December 4, 1997 Mr. Lau submitted his resignation from Go-Gro and the Company, effective January 23, 1998.

ITEM 2.           PROPERTIES.

The following table sets forth details about the Company's offices, manufacturing plants and warehouse facilities:

                                                          LEASED/
     LOCATION                   FACILITY                   OWNED
--------------------     ------------------------     -----------------
Miami, FL                Headquarters/office          owned (1)

Dallas, TX               office/warehouse             leased (2)

Tupelo, MS               warehouse                    owned (1)

                         warehouse                    leased

Easton, MA               office/warehouse             leased

Meridian, MS             manufacturing plant /        owned (1) (4)
                         warehouse

Montreal, Canada         office/warehouse             leased

Mexico                   office                       leased

                         warehouse                    leased

Hong Kong                office                       leased

China                    office/manufacturing         leased
                         plants/warehouse

                         dormitories                  leased

                         manufacturing plant/         owned (3)
                         warehouse/dormitories

Taiwan                   office                       leased
--------------------     ------------------------     -----------------

(1) Owned subject to a first mortgage.

(2) The Company has subleased all space under this lease to unrelated parties.

(3) This facility is owned by a joint venture in which the Company has a 70% interest as to ownership of the facility. The joint venture purchased land use rights which terminate in the year 2042.

(4) The Company has leased this facility to an unrelated party.

Additionally, the Company has a month-to-month lease agreement with a public warehouse in California which provides handling services for the Company's inventory.

All of the Company's properties are fully utilized with the exception of the Dallas and the Meridian facilities, which have been fully subleased and leased, respectively. All of the Company's properties are suitable for its operations, with the exception of the Meridian facility, which the Company ultimately expects to sell.

ITEM 3.           LEGAL PROCEEDINGS.

         On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $258,000 provision for post-judgment interest was recorded through September 30, 1997. The Company plans to appeal the verdict and attorney fee award.

         On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortuous interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the Court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. On March 19, 1997, the Court granted Dana's motion for summary judgment and dismissed the claims against the Company regarding violation of civil RICO, Federal Antitrust and State unfair competition. Subsequently, the Federal Court remanded the counts alleging interference with contractual relations and prospective business relations to the Massachusetts Superior Court, City of Worcester. Plaintiff has filed an appeal of the Federal Court's dismissal of the state unfair competition and unjust enrichment claims with the federal appeals court. Management believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. The Company intends to defend this case vigorously and the outcome of this case cannot presently be determined. No provision for any liability that may result from this litigation has been recorded in the accompanying consolidated financial statements.

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. Discovery is proceeding and the case could be tried in late 1998.

         The Company has recently received a number of claims relating to halogen torchieres sold by the Company to various retailers. While the Company is still in the process of evaluating these claims, management does not currently believe they will result in material uninsured liability to the Company. See "Product Liability."

         The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the financial position or annual results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended September 30, 1997, no matters were submitted for a vote of the Company's stockholders.

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

                                              High           Low

Fiscal Year Ended September 30, 1996
         First Quarter                      5 3/8             3 5/8
         Second Quarter                     6 3/4             4 3/4
         Third Quarter                      7 1/8             5 3/8
         Fourth Quarter                     5 3/4             3 1/2

Fiscal Year Ended September 30, 1997
         First Quarter                      5 1/4             3 3/4
         Second Quarter                     5 1/2             3 5/8
         Third Quarter                      4 1/8             3
         Fourth Quarter                     6 7/16            3 7/8

         On December 15, 1997, the closing price of the Company's common stock as reported on the New York Stock Exchange was $5 3/8. As of December 15, 1997, there were 161 holders of record of the Company's common stock, several of which are brokerage firms which hold shares in street name on behalf of their clients and whose holdings comprise a majority of the Company's outstanding shares.

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

ITEM 6.           SELECTED FINANCIAL DATA.
                  (in thousands, except per share data)

                                                       AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------
                                              1997 (1)      1996      1995 (2)    1994 (3)      1993
                                             ---------   ---------   ---------   ---------   ---------
Net sales                                    $ 196,955   $ 184,630   $ 176,292   $ 142,123   $ 112,791

Net income (loss)                            $  (3,093)  $   1,603   $     400   $   5,510   $   4,404

Primary earnings (loss) per share            $   (0.44)  $    0.21   $    0.05   $    0.75   $    0.69
Fully diluted earnings (loss) per share      $   (0.44)  $    0.21   $    0.05   $    0.74   $    0.65

Total assets                                 $ 116,581   $ 117,462   $ 120,051   $ 101,428   $  65,904
Long-term borrowings                         $  39,737   $  36,571   $  46,299   $  30,068   $  20,316

Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation. No cash dividends were declared during the five year period ended September 30, 1997.

(1) Includes $930,000 in plant closing costs due to the termination of manufacturing operations at Meridian and $7.5 million in litigation costs and related professional fees.

(2) Includes operating results for Meridian from December 15, 1994 to September 30, 1995.

(3) Includes assets and liabilities acquired upon the acquisition of Go-Gro on July 30, 1994 and the operating results for Go-Gro for the period July 31, 1994 to September 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; changes in business strategy; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         The Company's fiscal years ended September 30, 1997, 1996 and 1995 are referred to herein as "1997", "1996" and "1995", respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of amounts presented in the Company's consolidated statements of operations.

                                               YEARS ENDED
                                              SEPTEMBER 30,
                                    -------------------------------
                                      1997        1996       1995
                                    ---------   --------   --------
Net sales                            100.0  %    100.0 %    100.0 %
Cost of sales                         83.5        83.2       84.1
                                    ---------   --------   --------
Gross proft                           16.5        16.8       15.9


Selling, general and
  administrative expenses             13.1        13.7       13.6
Plant closing costs                    0.5         -          -
Litigation charges and related
  professional fees                    3.8         0.2        -
                                    ---------   --------   --------
Operating income (loss)               (0.9)        2.9        2.3

Interest expense                      (2.1)       (1.8)      (2.0)
Other income                           -           0.2        0.2
                                    ---------   --------   --------
Income (loss) before income taxes     (3.0)        1.3        0.5

Income tax benefit (provision)         1.4        (0.5)      (0.3)
                                    ---------   --------   --------
Net income (loss)                     (1.6) %      0.8 %      0.2 %
                                    =========   ========   ========

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

         Net sales and gross profit for 1997 were $197 million and $32.5 million, respectively, as compared to $184.6 million and $30.9 million, respectively, for 1996. The Company incurred a net loss of $3.1 million ($.44 per share) in 1997 due to plant closing costs and litigation costs, as compared to net income of $1.6 million ($.21 per share) in 1996.

         Net sales increased by $12.3 million from the prior year due to an increase in units sold. The increase in sales reflects the benefits of the Company's strategy to strengthen its relationships with certain major U.S. and European retailers. Lamp sales increased by $10.7 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $1.6 million. Lamps and lighting fixtures accounted for 67% and 33%, respectively, of net sales in 1997 as compared to 66% and 34%, respectively, in 1996. In 1997 and 1996, Home Depot accounted for 22.1% and 9.8%, respectively, of the Company's net sales. In 1996, Builders Square and its affiliate Kmart accounted for 11% of net sales. In 1997, the respective percentages of net sales represented by Kmart and Builders Square (which were no longer affiliates at September 30, 1997) were 7.1% and 4.6%. For the fiscal years ended September 30, 1997 and 1996, net sales to the Company's ten largest customers represented approximately 63% and 57%, respectively, of the Company's total revenues.

         During the two months subsequent to September 30, 1997 the Company experienced a decline in net sales of approximately $10 million as compared to the same period of the prior year. Approximately $3 million of this decline is attributable to a decrease in unit sales of one product class, halogen torchieres (gross sales of halogen torchieres were $36.2 million and $33.1 million for the 1997 and 1996 fiscal years respectively). The sales decline for the halogen torchieres occurred after media attention focused on incidents of fire associated with this product. Current versions of the halogen torchiere sold by the Company incorporate new safety devices exceeding the new safety requirements for this product recently promulgated by Underwriters Laboratory. During fiscal 1998 the Company expects to introduce new versions of the torchiere incorporating new technologies to address the declining sales of this product category. However, there can be no assurance these versions will be as successful as the previous models and torchiere sales for the balance of 1998 are not expected to equal 1997 sales levels. Another $1.7 million of the decline related to sales of products which have been discontinued. Management believes the remainder of the $10 million sales decrease is due to a variety of factors including the consolidation of the customer base, delayed new product placement in Europe and the purchasing patterns of the Company's customers in general, which can vary from quarter to quarter. The Company estimates net sales for the quarter ending December 31, 1997 will be approximately $10 million less than the same quarter of the prior year due to these factors. Sales during the early portion of the 1998 calendar year could continue to be affected by these factors, however management believes these factors (other than torchiere sales) should not significantly impact overall sales for the second half of fiscal 1998.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)


         Gross profit increased by $1.5 million in 1997 due to added sales volume but decreased as a percentage of net sales from 16.8% to 16.5%. Certain major domestic retailers accounted for a larger percentage of the Company's sales in 1997 than 1996 due to the Company's sales focus on these major retailers and the consolidation of the customer base. Many of these major retailers (most notably Home Depot and Kmart) are currently purchasing from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 61% of the Company's sales in 1997 were made on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, as compared to 52% in 1996. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses, and the higher relative proportion of direct sales was a contributing factor to the decline in the gross profit percentage. The relative proportion of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer and are subject to change and thus cause the Company's gross margin percentage to be inherently difficult to predict. Nevertheless the Company believes that the majority of any future sales growth will be comprised of direct sales made to the Company's larger customers. The lower gross profit percentage for 1997 also reflects an $870,000 provision for discontinued inventory resulting from management's decision to cease operations at its Meridian factory (see separate discussion below). The impact of these factors lowering the gross profit percentage was partially offset by lower provisions for sales incentives as a percentage of sales, stemming from favorable incentive experience and a decrease in purchasing and warehousing costs as a result of the consolidation of the Company's warehousing operations during fiscal 1996.

         Selling, general and administrative expenses ("SG&A") were 13.1% of sales in 1997 compared to 13.7% in 1996. The decrease in these expenses as a percentage of net sales is attributable to higher sales. SG&A increased by $628,000 from 1996 due to additional costs incurred in the Orient to support the Company's growth and restructuring of operations ($881,000), U.S. personnel costs ($644,000) and an increase in consulting and professional fees due to costs incurred to set up the Company's new computer system and introduce Westinghouse brand name products ($580,000). These increases were partially offset by lower depreciation expense ($600,000) principally attributable to the accelerated depreciation in the prior year of the Company's previous computer system, lower merchandising and display costs ($268,000), and lower costs incurred at the Meridian facility ($594,000) as a result of the decision to cease Meridian's operations.

         Litigation charges and related professional fees aggregated $7.5 million and represent the amount provided for an adverse jury verdict (currently under appeal) of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation, and the related professional fees of $2.2 million incurred for these matters (see Note 15 of Notes to Consolidated Financial Statements).

         Interest expense increased from $3.3 million in 1996 to $4.1 million in 1997 due to increased borrowings to finance capital expenditures and a $258,000 provision for interest related to the $4.3 million adverse jury verdict.

         Other income of $385,000 in 1996 consisted primarily of gains on the sale of intangible assets and investment income.

         Effective income tax rates for 1997 and 1996 were 46.9% and 34.6%, respectively. The higher effective tax rate for 1997 is attributable to the combination of (1) foreign pretax income, which is taxed at a significantly lower rate than U.S. income, and (2) a pretax loss for U.S. operations, on which the Company recorded a tax benefit at the applicable U.S. rates. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods.

MERIDIAN

         In March 1997, the Company committed to a plan to cease manufacturing operations and close its Meridian Lamps, Inc. ("Meridian") facility by September 30, 1997. The pretax loss for Meridian was $3.5 million for 1997 and $2.4 million for 1996. Net sales were $2.8 million for both years.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Cost of sales in 1997 was $4.7 million and exceeded sales by $1.9 million. Gross profit during 1997 was adversely affected by a provision for discontinued inventory amounting to $870,000 as a result of management's decision to cease operations at Meridian and significant underutilization of plant capacity due to insufficient sales volume resulting in negative manufacturing variances.

         Cost of sales exceeded sales by $1.2 million in 1996 mainly due to negative unplanned manufacturing variances arising principally from underutilization of plant capacity, a provision for inventory, research and development costs and additional storage expenses.

         In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

         Other expenses for Meridian in 1997 and 1996 were $703,000 and $1,184,000, respectively, consisting mostly of administrative payroll and benefits, marketing and merchandising expenses, interest expense and the amortization of start up costs in 1996.

         As of June 30, 1997, the Company had ceased operations at Meridian and subleased the facility.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

         Net sales and gross profit for 1996 were $184.6 million and $30.9 million, respectively, as compared to $176.3 million and $27.9 million, respectively, for 1995. The Company generated net income of $1.6 million ($.21 per share) in 1996 as compared to net income of $400,000 ($.05 per share) in 1995, as the pretax operating results of the Company's Hong Kong manufacturing subsidiary (Go-Gro) improved significantly.

         In 1996, Kmart accounted for 3.9% of the Company's net sales while its affiliate, Builders Square, accounted for 7.1% of net sales. In 1995, the respective percentages of net sales for Kmart and Builders Square were 5.9% and 6.9%. For the fiscal years ended September 30, 1996 and 1995, net sales to the Company's ten largest customers represented approximately 57% and 53%, respectively, of the Company's net sales.

DISTRIBUTION OPERATIONS

         Distribution operations contributed pretax income of approximately $3.3 million in 1996 and $3.2 million in 1995.

         Net sales from distribution operations aggregated $153.8 million in 1996, as compared to $148.3 million in 1995. The $5.5 million increase in net sales reflects additional sales in Canada of $3 million. An increase in gross sales was partially offset by an increase in provisions for sales incentives of $3.4 million resulting from competitive pressures. Sales of lamps increased by a total of $13.5 million reflecting increased unit sales. Sales of lamps accounted for 64% of sales in 1996 compared to 58% in 1995. The Company's net sales for its other principal line of products, lighting fixtures, decreased by $8 million or 12.8% from 1995 to 1996. Management attributes this decline to a weakened customer base arising from the financial difficulties experienced by several of the Company's more significant customers for lighting fixtures.

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

Go-Gro:

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

Meridian:

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

         Cost of sales for 1996 was $4 million. The following factors increased costs of sales during 1996:

    (1) a sales volume insufficient to avoid significant underutilization of plant capacity (the plant operated at approximately 50% of capacity), resulting in negative manufacturing variances;

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its known liquidity requirements for the foreseeable future.

1997 CASH FLOWS

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $81,000 from September 30, 1996 to September 30, 1997.

         Net cash of $6.2 million was provided by operating activities. Such cash combined with an increase in outstanding borrowings under the credit lines, was used to pay for certain capital expenditures and to make a $1.5 million escrow payment on the Meridian bonds.

         Capital expenditures during the year included $6.5 million in costs incurred by Go-Gro for the construction of a China factory and dormitory and the purchase of machinery, molds and equipment, $623,000 for the purchase of computer hardware and software, $325,000 for merchandising products and $320,000 for leasehold improvements. In addition, machinery for the Go-Gro factory amounting to $669,000 was acquired and financed by one of the Company's leasing facilities.

         Management estimates that capital expenditures in fiscal 1998 will approximate $3.3 million, representing additional construction costs and equipment for the China facilities, computer software and hardware and other miscellaneous capital additions. These capital expenditures will be financed by leasing facilities with financial institutions and funds from operations.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 which commenced on June 1, 1997 on the non-revolving loan. As the non-revolving loan is reduced, the remaining credit facility is increased by a similar amount. The non-revolving loan bears interest, payable monthly, at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 2.5% at September 30, 1997). The effective rates for the non-revolving loan and the other borrowings were 9.5% and 8.2%, respectively, at September 30, 1997. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various covenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At September 30, 1997, the Company had used $33.6 million under this credit facility (loans amounted to $24.8 million of which $3.8 million was included in current notes payable-credit lines) and $3.5 million was available for additional borrowings under the borrowing base calculation.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of 4 million Canadian dollars (approximately U.S. $2.9 million) and 35 million Hong Kong dollars (approximately U.S. $4.5 million), respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances bear interest at the Canadian prime rate plus
 .5% (5.25% at September 30, 1997). At September 30, 1997, borrowings amounted to U.S. $1.8 million (included in current notes payable-credit lines) and U.S. $445,000 was available for additional borrowings under the borrowing base calculation. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9% at September
30, 1997). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. At September 30, 1997, there were no borrowings under this facility and U.S. $3.5 million was available for borrowings. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits dividends that may be paid to the Company but does not limit advances or loans from Go-Gro to the Company.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.7% at September 30, 1997) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8.9 million direct pay letter of credit which is not part of the Company's credit line.

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit which is not part of the Company's credit line. Interest on the bonds is payable semiannually and principal payments are due annually. In June 1997, the Company ceased manufacturing operations at Meridian and leased the facility to a non-manufacturing entity and in August 1997 made a $1.5 million payment to escrow on the bonds. The Company plans to redeem the bonds at their earliest redemption date, approximately November 1, 1999.

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $599,000 was available at September 30, 1997. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which $494,000 was available at September 30, 1997.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 1999, based on a 15 year amortization schedule, with a balloon payment in 1999, bearing interest at 8% and secured by a mortgage on the land and building.

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

         Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 (and was completed) and the remainder by December 31, 1999. The total cost for this project is estimated at $15.5 million (of which $10.3 million had been expended as of September 30, 1997) and includes approximately $1 million for a Municipal Coordination Facilities Fee
(MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory were completed in April 1997 and became fully operational in June 1997.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement. See also Item 1, "Trademarks and Patents".

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action, and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN EXCHANGE FLUCTUATIONS

         The Company expects to continue to obtain most of its products from China. Large fluctuations in currency exchange rates could have a material effect on the Company's cost of products, thereby decreasing the Company's ability to compete. All purchases of finished goods are made in U.S. dollar-denominated letters of credit which limit the Company's exposure to foreign currency fluctuations with respect to fluctuations that would impact existing outstanding purchase commitments. However, the Company is subject to foreign currency fluctuations to the extent such fluctuations affect the cost of products purchased (or manufactured) or the Company's ability to sell into domestic or foreign markets. The Company's Canadian and Mexican subsidiaries are subject to fluctuations between the U.S. dollar currency in which they purchase goods and the Canadian dollar and Mexican peso currencies in which they sell goods, however the Company's foreign exchange risk is not significant with respect to Canada and Mexico due to the relative size of these subsidiaries in comparison with the Company.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the first quarter of the fiscal year ending September 30, 1998, as early adoption is not permitted. Upon adoption, earnings per share data for prior periods are required to be restated. The pro forma basic earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS 128 for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                          YEARS ENDED
                                                         SEPTEMBER 30,
                                              -------------------------------
                                                1997        1996       1995
                                              ---------   --------   --------
Pro Forma Basic Earnings (Loss) Per Share     $  (0.44)   $  0.23    $  0.06
Pro Forma Diluted Earnings (Loss) Per Share   $  (0.44)   $  0.21    $  0.05

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, that SFAS No. 130 will have on its consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in financial statements and requires that those companies report selected information about segments in interim and annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement, of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

IMPACT OF INFLATION AND ECONOMIC CONDITIONS

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

         During late 1997 various countries in Southeast Asia (including Thailand, South Korea, Malaysia, the Philippines and Indonesia) were involved in an emerging crisis impacting their economies and characterized by currency devaluations, rising interest rates, deteriorating economic growth and declining capital markets. The Company does not conduct business with, or have a significant investment in, any of these countries. However, this crisis could have serious adverse repercussions on the financial stability of all countries in the region, including Hong Kong and China, and has implications for the global financial system as well, including the United States. The Company is presently unable to determine what impact, if any, this Asian economic crisis will have on its business.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                    PAGE
                                                                                                                    ----
Independent Auditors' Report....................................................................................... 26

Consolidated Balance Sheets - September 30, 1997 and 1996.......................................................... 27

Consolidated Statements of Operations - Years Ended September 30, 1997, 1996 and 1995.............................. 28

Consolidated Statements of Stockholders' Equity - Years Ended September 30, 1997,
         1996 and 1995............................................................................................. 29

Consolidated Statements of Cash Flows - Years Ended September 30, 1997, 1996 and 1995.............................. 30

Notes to Consolidated Financial Statements......................................................................... 32

Schedule II - Valuation and Qualifying Accounts - Years ended September 30, 1997, 1996 and 1995.................... 54

(All other schedules have been omitted as the related information is not required or applicable)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in Item 14 a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
December 2, 1997

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,
                                                          -----------------------
                                                             1997          1996
                                                          ---------     ---------
                                                               (IN THOUSANDS)
                      ASSETS
Current assets
         Cash and cash equivalents                        $   1,847     $   1,766
         Accounts receivable, net of allowances
           of $8,314,000 and $7,313,000, respectively        24,169        29,644
         Inventories                                         34,612        39,648
         Income taxes receivable                              2,380           -
         Other current assets                                 5,406         5,009
                                                          ---------     ---------
                     Total current assets                    68,414        76,067

Property and equipment, net                                  29,969        26,003

Restricted cash equivalents and short-term investments        1,883           378
Goodwill, net                                                11,473        11,344
Other assets                                                  4,842         3,670
                                                          ---------     ---------
                                                          $ 116,581     $ 117,462
                                                          =========     =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Notes payable - credit lines                     $   5,574     $   3,963
         Accounts and letters of credit payable              18,099        25,289
         Current maturities of bonds payable                    970           970
         Current maturities of other long-term debt             476           363
         Income taxes payable                                   -              21
         Other current liabilities                            5,586         5,500
                                                          ---------     ---------
                     Total current liabilities               30,705        36,106

Notes payable - credit lines                                 21,000        17,044
Convertible subordinated notes                                7,600         7,600
Bonds payable - real estate related                           9,195        10,165
Other long-term debt                                          1,942         1,762
Other liabilities                                             5,082           811
                                                          ---------     ---------
                     Total liabilities                       75,524        73,488
                                                          ---------     ---------
Commitments and contingencies

Stockholders' equity
         Preferred stock, $.01 par value
            Authorized 1,000,000 shares; none issued            -             -
         Common stock, $.01 par value
            Authorized 20,000,000 shares; issued and
            outstanding 7,094,569 shares and 7,063,587
            shares, respectively                                 71            71
         Additional paid-in capital                          26,311        26,135
         Retained earnings                                   14,675        17,768
                                                          ---------     ---------
                     Total stockholders' equity              41,057        43,974
                                                          ---------     ---------
                                                          $ 116,581     $ 117,462
                                                          =========     =========

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEARS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                   1997       1996       1995
                                                ---------  ---------  ---------
Net sales                                       $ 196,955  $ 184,630  $ 176,292

Cost of sales                                     164,493    153,698    148,343
                                                ---------  ---------  ---------
GROSS PROFIT                                       32,462     30,932     27,949

Selling, general and administrative expenses       25,946     25,318     23,881
Plant closing costs                                   930        -          -
Litigation charges and related professional fees    7,453        293         17
                                                ---------  ---------  ---------
OPERATING INCOME (LOSS)                            (1,867)     5,321      4,051
                                                ---------  ---------  ---------
Other income (expenses)
  Interest expense                                 (4,088)    (3,254)    (3,537)
  Other income                                        128        385        317
                                                ---------  ---------  ---------
Total other expenses                               (3,960)    (2,869)    (3,220)
                                                ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES                  (5,827)     2,452        831

Income tax (provision) benefit                      2,734       (849)      (431)
                                                ---------  ---------  ---------
NET INCOME (LOSS)                               $  (3,093) $   1,603  $     400
                                                =========  =========  =========
EARNINGS (LOSS) PER SHARE
  PRIMARY
  Earnings (loss) per share                     $   (0.44) $    0.21  $    0.05
  Weighted average number of shares                 7,071      7,798      7,800

  FULLY DILUTED
  Earnings (loss) per share                     $   (0.44) $    0.21  $    0.05
  Weighted average number of shares                 7,071      7,805      7,800

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK      ADDITIONAL                  TOTAL
                                               ------------------   PAID-IN     RETAINED   STOCKHOLDERS'
                                                SHARES     AMOUNT   CAPITAL     EARNINGS      EQUITY
                                               ---------   ------  ----------   --------   -------------
BALANCE AT SEPTEMBER 30, 1994                  6,923,652    $ 69    $ 25,483    $ 15,765     $ 41,317

Exercise of stock options                         70,601       1         411         -            412
Net income                                           -       -           -           400          400
                                               ---------    ----    --------    --------     --------
BALANCE AT SEPTEMBER 30, 1995                  6,994,253      70      25,894      16,165       42,129

Exercise of stock options                         64,334       1         226         -            227
Common stock issued under employment agreement     5,000     -            15         -             15
Net income                                           -       -           -         1,603        1,603
                                               ---------    ----    --------    --------     --------
BALANCE AT SEPTEMBER 30, 1996                  7,063,587    $ 71    $ 26,135    $ 17,768     $ 43,974

Exercise of stock options                         17,166     -            80         -             80
Common stock issued under employment agreement     5,000     -             9         -              9
Common stock issued in settlement
  of litigation                                    2,566     -            10         -             10
Common stock issued as compensation                6,250     -            19         -             19
Stock options issued under sales agreement           -       -            58         -             58
Net loss                                             -       -           -        (3,093)      (3,093)
                                               ---------    ----    --------    --------     --------
BALANCE AT SEPTEMBER 30, 1997                  7,094,569    $ 71    $ 26,311    $ 14,675     $ 41,057
                                               =========    ====    ========    ========     ========

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                   -----------------------------
                                                                       1997      1996      1995
                                                                   ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $  (3,093) $  1,603  $    400
                                                                   ---------  --------  --------
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Provision for impairment of long-lived assets                      735       -         -
      Provision for litigation judgement under appeal                  4,487       -         -
      Depreciation and amortization                                    5,184     6,266     5,239
      Deferred income taxes                                           (1,452)   (1,335)   (1,506)
      (Gain) loss on disposition of property and equipment                35        53      (328)
      Other                                                               92       -         -
      Change in assets and liabilities, net of effects of
      acquisitions:
        Decrease (increase) in accounts receivable                     5,475     2,103      (246)
        Decrease (increase) in inventories                             5,036       658    (7,159)
        Decrease (increase) in income taxes receivable                (2,380)      -         -
        Decrease (increase) in other current assets                     (393)      452       772
        Decrease (increase) in other assets                             (473)     (544)   (1,564)
        Increase (decrease) in income taxes payable                      (21)     (425)      334
        Increase (decrease) in accounts payable, letters of credit
          payable and other liabilities                               (7,035)    3,642     2,758
                                                                   ---------  --------  --------
      Total adjustments                                                9,290    10,870    (1,700)
                                                                   ---------  --------  --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              6,197    12,473    (1,300)
                                                                   ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                         (7,955)   (9,479)  (13,595)
    Payments for Go-Gro acquisition, net of cash acquired               (626)     (144)     (586)
    Return of funds escrowed in conjunction with the
      acquisition of Go-Gro                                              -         -       1,904
    Collection of receivable from stockholder                            -         -       1,850
    Payment to affiliated company                                        -         -      (2,002)
    Decrease (increase) in restricted cash equivalents and
      short-term investments                                          (1,505)    5,961    (5,862)
                                                                   ---------  --------  --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (10,086)   (3,662)  (18,291)
                                                                   ---------  --------  --------

(Continued on page 31)

                      CATALINA LIGHTING, INC. SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                   -----------------------------
                                                                       1997      1996      1995
                                                                   ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable - credit lines                        35,450    43,400    43,900
    Payments on notes payable - credit lines                         (29,594)  (50,556)  (30,768)
    Net proceeds from (payments on) notes payable-credit lines
      due on demand                                                     (289)      459       277
    Payment on convertible subordinated notes                            -         -      (7,600)
    Payments on other long-term debt                                    (707)     (581)     (812)
    Proceeds from the issuance of bonds payable                          -          99    11,936
    Payments on bonds payable                                           (970)     (900)      -
    Proceeds from issuance of common stock and
      related income tax benefit                                          80       227       412
                                                                   ---------  --------  --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                3,970    (7,852)   17,345
                                                                   ---------  --------  --------

Net increase (decrease) in cash and cash equivalents                      81       959    (2,246)
Cash and cash equivalents at beginning of year                         1,766       807     3,053
                                                                   ---------  --------  --------
Cash and cash equivalents at end of year                           $   1,847  $  1,766  $    807
                                                                   =========  ========  ========

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                      YEARS ENDED SEPTEMBER 30,
                                  ---------------------------------
                                    1997         1996         1995
                                  -------      -------      -------
           Cash paid for:
             Interest             $ 3,833      $ 3,457      $ 3,595
                                  =======      =======      =======
             Income taxes         $ 1,168      $ 2,671      $ 1,352
                                  =======      =======      =======

         During the years ended September 30, 1997, 1996 and 1995 capital lease obligations aggregating approximately $781,000, $573,000 and $189,000, respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

         In 1997 and 1996, the Company issued 5,000 common shares to an employee as salary, pursuant to an employment agreement with such employee.

         In 1995, the Company sold racking and equipment with a net book value of $216,000 receiving as payment a note receivable for $572,000.

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

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

(b)     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated statements include the results of the wholly-owned subsidiary Go-Gro Industries Limited ("Go-Gro") and Meridian Lamps, Inc. ("Meridian"), a wholly-owned subsidiary formed by the Company that commenced operations in fiscal 1995 and ceased operations in June 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

d)      Geographic Risks

Substantially all of the Company's products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company's business. In addition, in the Company's consolidated balance sheet at September 30, 1997 are net assets of $23.8 million of Company subsidiaries located in China and Hong Kong (which became a sovereign territory of China in 1997). The Company maintains approximately $14 million in noncancelable political risk insurance.

(e)     Cash and Cash Equivalents

Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

(f)     Accounts Receivable

Pursuant to an agreement between the Company and a bank, the bank assumes the credit risk of certain of the Company's U.S. and Canadian receivables. The Company pays a fee of .50 percent of billings to customers covered by the arrangement. In addition, the Company insures certain of its foreign receivables with an insurance company. Gross accounts receivable secured under such agreements at September 30, 1997 and 1996 amounted to $15.3 million and $19.2 million, respectively. In addition, certain of the Company's sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 1997 and 1996 amounted to $8.7 million and $8.1 million, respectively.

The Company provides allowances against accounts receivable for doubtful accounts, sales returns and sales incentives.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
        (CONTINUED)

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

(i)     Restricted Cash Equivalents and Short-Term Investments

The Company's restricted cash equivalents and short term investments at September 30, 1997 and 1996 represented sinking fund payments on bonds issued to finance the Tupelo warehouse and investment income earned on such payments and at September 30, 1997, a $1.5 million escrow payment made on the bonds which financed the Meridian facility.

(j)     Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted operating income from the related acquired companies. Should the Company determine it probable that future estimated undiscounted operating income from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $2 million and $1.5 million at September 30, 1997 and 1996, respectively.

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

(l)      Income Taxes

The Company and its wholly-owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company's Hong Kong, Canadian and Mexican subsidiaries and China joint venture. The Company follows the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
        (CONTINUED)

(m)     Earnings (Loss) Per Share

Primary earnings per share is computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding during the year increased by common equivalent shares (stock options, warrants and shares issuable under contractual agreements) using the modified treasury stock method. Fully diluted earnings per share is computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding during the year, increased by common equivalent shares (stock options, warrants and shares issuable under contractual agreements) using the modified treasury stock method and, where dilutive, shares which would be issued upon the conversion of the convertible subordinated notes. Primary and fully diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the year.

(n)     Foreign Currency Translation

The accounts of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". For subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are remeasured at the current exchange rate and nonmonetary balance sheet accounts are remeasured at historical exchange rates. For subsidiaries where the functional currency is other than the U.S. dollar, all balance sheet accounts are remeasured at the current exchange rate. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in the statements of operations. Gains and losses arising from foreign currency transactions are included in net income.

(o)     Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company continues to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income
(loss) and earnings (loss) per share as if the fair value method (as defined in SFAS 123) had been applied beginning in fiscal 1996.

(p)     Long-Lived Assets

Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. In 1997, in conjunction with the decision to cease Meridian operations, the Company recorded a $735,000 charge to write down the plant and equipment to fair market value (less disposition costs). The Company determined that no other impairment loss needed to be recognized.

(q)     Impact of Recently Issued Accounting Standards

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
        (CONTINUED)

(q)     Impact of Recently Issued Accounting Standards (continued)

Upon adoption, earnings per share data for prior periods are required to be restated. The pro forma basic earnings (loss) per share and diluted earnings
(loss) per share calculated in accordance with SFAS 128 for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                YEARS ENDED SEPTEMBER 30,
                                               ---------------------------
                                                 1997      1996      1995
                                               -------    ------    ------
Pro Forma Basic Earnings (loss) per Share      $ (0.44)   $ 0.23    $ 0.06
Pro Forma Diluted Earnings (loss) per Share    $ (0.44)   $ 0.21    $ 0.05

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in financial statements and requires that those companies report selected information about segments in interim and annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement, of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

(r)     Reclassifications

Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

2.      ACQUISITION

On July 30, 1994, the Company acquired all of the issued and outstanding capital stock of two Hong Kong companies, Go-Gro Industries Limited ("Go-Gro") and Lamp Depot Limited ("Lamp Depot"), for an aggregate consideration of $7.5 million and 750,000 shares of the Company's common stock. The stock of Go-Gro was purchased by the Company from selling stockholders who represented at the closing that they were, in fact, the actual stockholders of Go-Gro. Subsequent to the date of the closing, the Company discovered that part of the Go-Gro stock acquired had been conveyed to one of the selling stockholders prior to closing by a former officer of a subsidiary of the Company, who ceased employment with such subsidiary in 1993. The Company made a claim for indemnification and return of $1,904,000 of the consideration from Go-Gro, such funds were returned to the Company in November 1994 and the Company filed a lawsuit against the former officer in May 1995. The purchase price and resulting goodwill recorded for the Go-Gro acquisition were reduced accordingly for the return of these funds. The Company settled all litigation relating to this matter in June 1997 by payment of $600,000 which was recorded as an increase in the purchase price and goodwill recorded for the Go-Gro acquisition.

3.      INVENTORIES

Inventories consisted of the following:

                                        SEPTEMBER 30,
                                    --------------------
                                      1997        1996
                                    --------    --------
                                       (In thousands)
              Raw materials         $  3,569    $  5,075
              Work-in-progress         1,006       1,342
              Finished goods          30,037      33,231
                                    --------    --------
                                    $ 34,612    $ 39,648
                                    ========    ========

The Company capitalizes certain costs in finished goods inventory associated with acquiring, storing and preparing inventory for distribution. Such costs aggregated approximately $9.5 million, $9.9 million and $12.1 million for the years ended September 30, 1997, 1996 and 1995, respectively, of which $2.6 million remained in inventory at September 30, 1997 and 1996.

Inventory allowances amounted to $2.4 million and $1.5 million at September 30, 1997 and 1996, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

4.      PROPERTY AND EQUIPMENT

Property and equipment and related depreciable lives were as follows:

                                    SEPTEMBER 30,
                                 -------------------        DEPRECIABLE
                                   1997       1996             LIVES
                                 --------   --------       -------------
                                   (In thousands)
Land                             $  1,354   $  1,408             -
Land use rights                     1,912      1,912       47 years
Buildings and improvements         14,903     10,592       5 to 30 years
Leasehold improvements              1,857        955       lease terms
Furniture and office equipment      1,234        854       5 to 7 years
Computer software and equipment     3,720      2,899       2 to 5 years
Machinery, molds and equipment     12,612      9,915       3 to 7 years
Display fixtures                    1,326      1,195       2 years
Other assets                          441        721       4 to 7 years
Property held for sale              1,051        -         5 to 30 years
Construction in progress              -        2,651
                                 --------   --------
                                   40,410     33,102
Less accumulated depreciation      10,441      7,099
                                 --------   --------
Property and equipment, net      $ 29,969   $ 26,003
                                 ========   ========

Property held for sale at September 30, 1997 consisted of the Meridian facility. In conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

Depreciation expense for the years ended September 30, 1997, 1996 and 1995 was approximately $4,061,000, $4,045,000 and $3,140,000, respectively.

Interest capitalized during the construction of the manufacturing facilities in China and Mississippi was $463,000 during the year ended September 30, 1996 and was included in construction in progress at September 30, 1996.

5.      NOTES PAYABLE - CREDIT LINES

The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 which commenced on June 1, 1997 on the non-revolving loan. As the non-revolving loan is reduced, the remaining facility is increased by a similar amount. The non-revolving loan bears interest, payable monthly, at the prime rate plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 2.5% at September 30, 1997). The effective rates for the non-revolving loan and the other borrowings were 9.5% and 8.2%, respectively, at September 30, 1997. Obligations under the facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain debt to equity and interest coverage ratios and borrowings are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. receivables and inventory. The agreement prohibits the payment of

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

5.      NOTES PAYABLE - CREDIT LINES (CONTINUED)

cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .25% based on the unused portion of the facility. At September 30, 1997, the Company had used $33.6 million under this credit facility (loans amounted to $24.8 million of which $3.8 million was included in current notes payable-credit lines) and $3.5 million was available for additional borrowings under the borrowing base calculation.

The Company has a credit facility with a Canadian bank which provides four million Canadian dollars (approximately U.S. $2.9 million) in revolving demand credit. Advances bear interest at the Canadian prime rate plus .5% (5.25% at September 30, 1997). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At September 30, 1997, borrowings amounted to U.S. $1.8 million (included in current notes payable-credit lines) and U.S. $445,000 was available for additional borrowings under the borrowing base calculation.

Go-Gro has a $35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9% at September 30, 1997). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement restricts the payment of dividends without the consent of the bank but does not limit advances or loans from Go-Gro to the Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 1997, there were no borrowings under this facility and U.S. $3.5 million was available for borrowings.

The Company's availability under its credit lines consisted of the following:

                                                            SEPTEMBER 30,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
                                                            (In thousands)
             Total lines of credit                      $ 72,419    $ 72,463
             Less:
               Borrowings                                (26,574)    (21,007)
               Acceptances issued and pending issuance
                 (included in accounts payable)           (4,511)     (8,639)
               Open letters of credit and other           (2,453)     (3,475)
               Stand-by letters of credit                 (2,913)     (2,945)
               Amount unavailable under borrowing base   (28,540)    (20,123)
                                                        --------    --------
             Lines of credit available                  $  7,428    $ 16,274
                                                        ========    ========

The weighted average interest rate on the current portion of notes payable - credit lines was 8.0% and 7.6% at September 30, 1997 and 1996, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

6.      BONDS PAYABLE - REAL ESTATE RELATED

The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit, which is not part of the Company's credit lines. Interest on the bonds is payable semiannually and principal payments are due annually. In June 1997, the Company ceased manufacturing operations at Meridian and leased the facility to a non-manufacturing entity. As a result, the Company made a $1.5 million payment to escrow on the bonds which is included in restricted cash in the September 30, 1997 balance sheet. The Company plans to redeem the bonds at their earliest redemption date, approximately November 1, 1999.

The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, aggregating $900,000 per year, from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.7% at September 30, 1997) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8.9 million direct pay letter of credit which is not part the Company's credit line.

The aggregate maturities and sinking fund requirements of bonds payable at September 30, 1997, were as follows (in thousands):

                1998                  $    970
                1999                       975
                2000                     2,220
                2001                       900
                2002                       900
                Thereafter               4,200
                                      --------
                                      $ 10,165
                                      ========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

7.      OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

                                                                                            SEPTEMBER 30,
                                                                                    -------------- -- ------------
                                                                                        1997             1996
                                                                                    --------------    ------------
                                                                                           (In thousands)
Loan payable monthly through 1999 based on a 15 year amortization schedule with a balloon payment in 1999, bearing interest at 8%, secured by a mortgage on the land and building with a net book value of $1,442,000 at September 30,
1997.                                                                                $    1,064        $    1,114

Borrowings under a leasing facility with a Hong Kong financial institution to finance the purchase of equipment for the China facility;
payable monthly, bearing interest at 13.25%, maturing at various dates through 2002 and secured by a guarantee issued by the Company and warehouse equipment with a net book value of $577,000 at September 30,
1997; $494,000 was available for future borrowings at September 30, 1997.                   602                 -

Borrowings under a leasing facility with a U.S. financial institution to finance the purchase of U.S. assets; payable monthly through maturity in
2001, bearing interest at 8.75%, and secured by warehouse equipment with a net book value of $342,000 at September 30, 1997; $599,000 was
available for future borrowings at September 30, 1997.                                      401               424

Borrowings under a leasing facility with a U.S. financial institution to finance the purchase of U.S. assets; payable quarterly, bearing interest at rates ranging from 7.12% to 10%, maturing at various dates through
2001 and secured by office and warehouse equipment and computer hardware and software with a net book value of $231,000 at September 30, 1997; no
funds were available for future borrowings at September 30, 1997.                           334               587

Other                                                                                        17                 -
                                                                                     ----------        ----------
Subtotal                                                                                  2,418             2,125
Less current maturities                                                                    (476)             (363)
                                                                                     ----------        ----------
                                                                                     $    1,942        $    1,762
                                                                                     ==========        ==========

The aggregate maturities of other long-term debt at September 30, 1997, were as follows (in thousands):

                              1998           $   476
                              1999             1,331
                              2000               288
                              2001               252
                              2002                71
                                             -------
                                             $ 2,418
                                             =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

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

9.      INCOME TAXES

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal income tax rate:

                                            YEARS ENDED SEPTEMBER 30,
                                           -------------------------
                                            1997      1996      1995
                                           -----     -----      ----
Statutory federal income tax rate          (34.0)%    34.0 %    34.0 %
  Increase (decrease) resulting from:
    State income taxes, net of federal
      income tax effect                     (0.5)      8.7       4.5
    Foreign tax rate differential          (17.3)    (18.4)     (2.3)
    Goodwill amortization                    2.6       6.0      19.4
    Other                                    2.3       4.3      (3.7)
                                           -----     -----      ----
                                           (46.9)%    34.6 %    51.9 %
                                           =====     =====      ====

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

9.      INCOME TAXES (CONTINUED)

The income tax provision (benefit) consisted of the following:

                               CURRENT    DEFERRED      TOTAL
                              --------    --------    --------
                                       (In thousands)
Year ended September 30, 1997
  Federal                       (2,894)     (1,109)     (4,003)
  State                             15        (333)       (318)
  Foreign                        1,597         (10)      1,587
                              --------    --------    --------
                              $ (1,282)   $ (1,452)   $ (2,734)
                              ========    ========    ========
Year ended September 30, 1996
  Federal                     $  1,454    $ (1,388)         66
  State                            531        (207)        324
  Foreign                          199         260         459
                              --------    --------    --------
                              $  2,184    $ (1,335)   $    849
                              ========    ========    ========
Year ended September 30, 1995
  Federal                     $  1,443    $ (1,206)   $    237
  State                            304        (247)         57
  Foreign                          190         (53)        137
                              --------    --------    --------
                              $  1,937    $ (1,506)   $    431
                              ========    ========    ========

Income (loss) before income taxes by source consisted of the following:

                                YEARS ENDED SEPTEMBER 30,
                            -------------------------------
                               1997        1996        1995
                            ---------    -------      -----
United States               $ (13,183)   $    (3)     $ 574
Foreign                         7,356      2,455        257
                            ---------    -------      -----
                            $  (5,827)   $ 2,452      $ 831
                            =========    =======      =====

The tax effects of each type of temporary difference that gave rise to the Company's current net deferred tax asset included in other current assets are as follows:

                                                     SEPTEMBER 30,
                                                 -------------------
                                                   1997        1996
                                                 -------     -------
                                                    (In thousands)
Accounts receivable allowances                   $ 1,731     $ 1,542
Prepaid expenses                                    (171)       (130)
Allowances and capitalized costs for inventory     1,122       1,245
Net operating loss carryforwards                     167         -
Accrued expenses                                      92         306
Other                                                 11          25
                                                 -------     -------
                                                 $ 2,952     $ 2,988
                                                 =======     =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

9.      INCOME TAXES (CONTINUED)

The tax effects of each type of temporary difference that gave rise to the Company's net long term deferred tax asset (included in other long term assets) are as follows:

                                                       SEPTEMBER 30,
                                                    -----------------
                                                      1997      1996
                                                    -------     -----
                                                      (In thousands)
Provision for litigation judgment under appeal      $ 1,660     $   -
Net loss on sublease of facility                        279       347
Provision for impairment of long-lived assets           192         -
Foreign tax loss carryforward                           190         -
Startup costs                                            88       128
Depreciation:
  U.S. assets                                          (379)     (103)
  Foreign assets                                        (49)      (18)
Other                                                   (23)      (74)
Valuation allowance                                    (190)        -
                                                    -------     -----
                                                    $ 1,768     $ 280
                                                    =======     =====

The Company has not provided for possible U.S. income taxes on $11.4 million in undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable.

10.     STOCK OPTIONS, WARRANTS AND RIGHTS

STOCK OPTIONS UNDER PLANS

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan (Employee Plan), which provides for the granting of options to officers and other key employees. Under the Employee Plan, the Company and its shareholders authorized the granting of options for up to 1,750,000 shares of common stock to be granted as either incentive or nonstatutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. As of September 30, 1997, options for approximately 17,000 shares of common stock remained available for future grants. Options generally vest ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date.

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan (Director Plan), which provides for the granting of options for up to 50,000 shares of common stock to non-employee directors. Under the Directors' Plan, options to purchase 2,000 common shares are granted to non-employee directors automatically upon their election to the Board of Directors which vest upon the serving of a one year term. The exercise price is the fair market value of the common stock on the date the options are granted. These options are generally exercisable during the terms of the directors, not to exceed ten years, from the date of grant.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

10.   STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

Transactions and related information are summarized as follows:

                                                NUMBER OF           WEIGHTED AVERAGE
EMPLOYEE PLAN:                                   OPTIONS            PRICE PER SHARE
                                            ------------------    ---------------------
Options outstanding at September 30, 1994        952,690                 $3.44
     Options granted                             371,250                 $6.75
     Options exercised                           (70,601)                $3.88
     Options terminated                          (32,835)                $6.77
                                               ---------                 -----
Options outstanding at September 30, 1995      1,220,504                 $4.34
     Options granted                             164,750                 $4.21
     Options exercised                           (21,834)                $3.02
     Options terminated                          (23,119)                $5.63
                                               ---------                 -----
Options outstanding at September 30, 1996      1,340,301                 $3.98*
     Options granted                              25,700                 $4.09
     Options exercised                           (17,166)                $4.04
     Options terminated                          (22,368)                $4.11
                                               ---------                 -----
Options outstanding at September 30, 1997      1,326,467                 $3.98
                                               =========                 =====
Options exercisable at September 30, 1997      1,093,236                 $3.74
                                               =========                 =====

*On October 27, 1995, the exercise price of 170,750 outstanding options issued to non-executive officers was restated to $4.125, the market value on such date.

                                                NUMBER OF           WEIGHTED AVERAGE
DIRECTOR PLAN:                                   OPTIONS            PRICE PER SHARE
                                            ------------------    ---------------------
  Options outstanding at September 30, 1994      34,000                  $7.91
    Options granted                               8,000                  $6.63
                                                -------                  -----
  Options outstanding at September 30, 1995      42,000                  $7.51
    Options granted                               8,000                  $6.25
    Options exercised                            (2,000)                 $3.38
    Options terminated                          (12,000)                 $8.28
                                                -------                  -----
  Options outstanding at September 30, 1996      36,000                  $7.19
    Options granted                              10,000                  $3.75
                                                -------                  -----
  Options outstanding at September 30, 1997      46,000                  $6.59
                                                =======                  =====
  Options exercisable at September 30, 1997      36,000                  $7.39
                                                =======                  =====

OTHER STOCK OPTIONS

The Company has outstanding options for 110,000 shares at an exercise price of $1.75 per share issued to the former shareholders of a subsidiary in connection with the acquisition of such subsidiary. The options were fully exercisable at September 30, 1997 and expire on January 1, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

10.      STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

OTHER STOCK OPTIONS (CONTINUED)

In August 1990, the Company issued options outside its Director Plan to its non-employee directors to purchase an aggregate of 200,000 shares of common stock, of which 132,000 remained outstanding on September 30, 1997. The options have an exercise price of $1.75 per share, were fully exercisable at September 30, 1997 and expire August 24, 2000.

On October 1, 1991, the Company issued options to purchase 20,000 shares at $3.38 to an employee. The options were fully exercisable at September 30, 1997 and expire on October 1, 2001.

On January 3, 1992, the Company issued to certain of its executives and non-employee directors options to purchase 275,000 shares at $4.88 per share. The options were fully exercisable at September 30, 1997 and expire January 3, 2002.

On January 15, 1993, the Company issued to one of its executives options to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The options were fully exercisable at September 30, 1997. The options expire on January 14, 2003.

At various dates during fiscal 1995, the Company granted to certain new employees options to purchase 91,000 shares of common stock at prices ranging from $6.75 to $6.875. In most cases, one-third of the options became exercisable on October 1, 1995, with one-third vesting on October 1 of each of the following two years. The options expire in 10 years from the grant date. On October 27, 1995, the exercise price of these options was restated to $4.125, the market value on such date. As of September 30, 1997, 78,500 options remained to be exercised of which 53,581 were excisable.

On March 4, 1996, the Company issued options to purchase 10,000 shares at $5.38 to a consultant. The options were fully exercisable at September 30, 1997 and expire on March 4, 2006.

On August 27, 1996, the Company issued to one of its executives options to purchase 5,000 shares of common stock at $3.75 per share. The options were fully exercisable at September 30, 1997 and expire on August 26, 2006.

On March 7, 1997, the Company entered into an option agreement with a consultant. Under the agreement, the Company issued options to purchase 100,000 shares at $3.875. Such options vest upon the consultant meeting certain minimum sales targets and expire on March 7, 2007. The options had not vested as of September 30, 1997.

On March 12, 1997, the Company issued options to purchase 20,000 shares of common stock at $3.75 per share to new members of the Company's Board of Directors. The options vest on March 12, 1998 and expire on March 11, 2007.

The exercise price of all other stock options discussed above was the fair market value of the common stock on the date the options were granted.

Transactions and related information relating to other stock options are summarized as follows:

                                               NUMBER OF           WEIGHTED AVERAGE
                                                OPTIONS            PRICE PER SHARE
                                             ----------------    ---------------------
Options outstanding at September 30, 1994        615,000                 $3.50
     Options granted                              91,000                 $6.78
                                                 -------                 -----
Options outstanding at September 30, 1995        706,000                 $3.92
     Options granted                              15,000                 $4.84
     Options exercised                           (40,500)                $2.67
                                                 -------                 -----
Options outstanding at September 30, 1996        680,500                 $3.63*
     Options granted                             120,000                 $3.85
                                                 -------                 -----
Options outstanding at September 30, 1997        800,500                 $3.69
                                                 =======                 =====
Options exercisable at September 30, 1997        655,581                 $3.64
                                                 =======                 =====

*On October 27, 1995, the exercise price of 91,000 outstanding options issued to non-executive officers was restated to $4.125, the market value on such date.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

10.     STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

The following table summarizes information about all stock options outstanding at September 30, 1997:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ----------------------------------------   ----------------------
                                      WEIGHTED       WEIGHTED                 WEIGHTED
                                      AVERAGE         AVERAGE                  AVERAGE
RANGE OF EXERCISE      OPTIONS       REMAINING       EXERCISE     OPTIONS     EXERCISE
     PRICES          OUTSTANDING  CONTRACTUAL LIFE     PRICE    EXERCISABLE     PRICE
-----------------    -----------  ----------------   --------   -----------   --------
$1.75 to $2.50          598,600      2.78 years       $ 1.86       598,600     $ 1.86
$3.38 to $4.13          935,367      6.43 years       $ 3.97       647,221     $ 3.96
$4.69 to $6.63          373,000      4.93 years       $ 5.02       356,332     $ 5.02
$6.75 to $12.13         266,000      7.02 years       $ 6.90       182,664     $ 6.97
-----------------    -----------  ----------------   --------   -----------   --------
$1.75 to $12.13       2,172,967      5.24 years       $ 3.93     1,784,817     $ 3.78
=================    ===========  ================   ========   ===========   ========

For purposes of the following proforma disclosures, the weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield; expected volatility of 56% and 54%; risk-free interest rate of 6.4% and 5.9%; and an expected term of six and a half years. The weighted average fair value at date of grant or repricing of options granted and repriced during 1997 and 1996 was $2.05 and $2.15 per option, respectively. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                 YEARS ENDED SEPTEMBER 30,
                                                --------------------------
                                                  1997               1996
                                                --------           -------
Net income (loss) - as reported                 $ (3,093)          $ 1,603
Net income (loss) - proforma                    $ (3,392)          $ 1,283

Earnings (loss) per share - as reported         $  (0.44)          $  0.21
Earnings (loss) per share - proforma            $  (0.48)          $  0.16

STOCK RIGHTS

On November 20, 1990, as amended on January 24, 1991, and on March 16, 1992, the Company adopted a Shareholders' Rights Plan, and 6,002,278 rights were distributed as a dividend at the rate of one right for each share of the Company's common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $20 per share, subject to adjustment. The rights may be exercised beginning 10 days after a person or group acquires 21 percent or more of the Company's common stock or announces a tender offer that could result in the person or group owning at least 21 percent of the Company's common stock. Subject to possible extensions, the rights may be redeemed by the Company at $0.001 per right at any time until 10 days after 21 percent or more of Catalina's stock is acquired by a person or group. The rights are also redeemable upon a vote by the stockholders of the Company if the proposed purchase price for the shares is deemed fair by a recognized investment banker. In the event the Company is acquired in a merger or other business combination transaction, the holder of each right would be entitled to receive common stock of the acquiring company having a value equal to two times the exercise price of the right. Unless redeemed earlier, the rights expire on November 30, 2000.

STOCK WARRANTS

In connection with the Company's initial public offering of common stock in May 1988, warrants to purchase 92,000 common shares at $4.20 a share were issued. Warrants to purchase 30,000 common shares are exercisable though December 31, 1997 and warrants to purchase 62,000 common shares are exercisable through December 31, 1998. The Company registered the shares underlying the warrants effective May 24, 1995. No common stock has been issued pursuant to these warrants through September 30, 1997.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

11.     COMMITMENTS

The Company leases offices, warehouse facilities and equipment under non-cancelable operating leases that expire at various dates through 2001. Certain leases provide for increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 1997 by fiscal year, were as follows (in thousands):

                      MINIMUM RENTAL        MINIMUM
                         PAYMENTS      SUBLEASE RECEIPTS     NET
                      --------------   -----------------   -------
       1998              $ 1,794            $ 1,061        $   733
       1999                1,531              1,061            470
       2000                1,099              1,061             38
       2001                  445                454             (9)
                         -------            -------        -------
                         $ 4,869            $ 3,637        $ 1,232
                         =======            =======        =======

Total rental expense for all operating leases (including month-to-month leases) amounted to approximately $3.1 million, $3.1 million and $3.9 million for the years ended September 30, 1997, 1996 and 1995, respectively. In connection with its warehouse consolidation, the Company subleased its Dallas facility in 1995 for the remainder of the lease term and recognized a pretax loss relating to this sublease in 1995.

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

Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed by April 1, 1997 (and was completed) and the remainder by December 31, 1999. The total cost for this project is estimated at $15.5 million (of which $10.3 million had been expended as of September 30, 1997), and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 and continuing through June 1998, with 46% of the total fee due by September 1997. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory were completed in April 1997 and became fully operational in June 1997.

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement. Net sales of Westinghouse branded products amounted to $9.0 million and $800,000 for the years ended September 30, 1997 and 1996, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

12.     RELATED PARTY TRANSACTIONS

The Company leased its two facilities located in Massachusetts from entities in which an officer and a former officer had an ownership interest. One of the leases expired in 1996 and the other one is on a month-to-month basis. Rent expense related to these leases was approximately $148,000, $530,000 and $521,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

The Company leases its Hong Kong office from a company owned by the President and former majority stockholder of Go-Gro. The lease expires in 1999 but may be extended for an additional two years. Rent expense related to this lease was $270,000, $258,000 and $237,000 for the years ended September 30, 1997, 1996 and
1995, respectively.

During the years ended September 30, 1997, 1996 and 1995, Go-Gro purchased $2.1 million, $1.8 million and $1.1 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company and which includes the President of Go-Gro as one of its directors.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

13.     GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company operates exclusively in the lighting industry with operations based in two principal geographic areas, the United States and Asia. Net sales to unaffiliated customers by U.S.-based operations are made primarily into the United States. Net sales to unaffiliated customers by Asia-based operations are made primarily into Europe. Transfers to other geographic areas primarily represent shipments of finished goods made at prices determined by management. All transfers have been eliminated from consolidated net sales. Financial information, summarized by geographic area, is as follows:

                         UNITED STATES      ASIA         OTHER      ELIMINATIONS  CONSOLIDATED
                         -------------   ---------     ---------    ------------  ------------
                                                    (In thousands)
SEPTEMBER 30, 1997:
Net sales
  Unaffiliated customers   $ 146,646     $  33,950     $  16,359     $       -     $ 196,955
  Transfers to other
    geographic areas             837        80,444           428       (81,709)            -
                           ---------     ---------     ---------     ---------     ---------
      Total net sales      $ 147,483     $ 114,394     $  16,787     $ (81,709)    $ 196,955
                           =========     =========     =========     =========     =========
Operating income (loss)    $ (10,496)    $   8,836     $     337     $    (544)    $  (1,867)
                           =========     =========     =========     =========     =========
Identifiable assets        $  73,310     $  38,078     $   7,051     $  (1,858)    $ 116,581
                           =========     =========     =========     =========     =========
SEPTEMBER 30, 1996:
Net sales
  Unaffiliated customers   $ 139,521     $  29,447     $  15,662     $       -     $ 184,630
  Transfers to other
    geographic areas             979        34,341           370       (35,690)            -
                           ---------     ---------     ---------     ---------     ---------
      Total net sales      $ 140,500     $  63,788     $  16,032     $ (35,690)    $ 184,630
                           =========     =========     =========     =========     =========
Operating income           $   2,153     $   2,706     $     563     $    (101)    $   5,321
                           =========     =========     =========     =========     =========
Identifiable assets        $  79,270     $  31,956     $   8,611     $  (2,375)    $ 117,462
                           =========     =========     =========     =========     =========
SEPTEMBER 30, 1995:
Net sales
  Unaffiliated customers   $ 137,763     $  30,517     $   8,012     $       -     $ 176,292
  Transfers to other
    geographic areas             870        17,091           219       (18,180)            -
                           ---------     ---------     ---------     ---------     ---------
      Total net sales      $ 138,633     $  47,608     $   8,231     $ (18,180)    $ 176,292
                           =========     =========     =========     =========     =========
Operating income           $   3,062     $     941     $     221     $    (173)    $   4,051
                           =========     =========     =========     =========     =========
Identifiable assets        $  89,966     $  25,178     $   7,368     $  (2,461)    $ 120,051
                           =========     =========     =========     =========     =========

MAJOR CUSTOMERS

During the years ended September 30, 1997, 1996 and 1995 one customer (included in U.S.-based operations) accounted for 22.1%, 9.8% and 7.1%, respectively, of the Company's net sales. One other customer and its affiliate accounted for 11% and 12.8% of the Company's net sales during the years ended September 30, 1996 and 1995. In 1997, the respective percentages of net sales represented by this customer and its affiliate (which were no longer affiliates at September 30, 1997) were 7.1% and 4.6%.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

14.      EMPLOYMENT AGREEMENTS

The Company has employment agreements with five executive officers. The agreements with four of these officers are for three-year terms renewed each year on October 1. All such officers receive compensation with minimum annual cost of living increases of 5% and acceleration of payments due under the agreements should there be a change in control of the Company. These officers participate equally in a bonus pool equal to 6.7% of the Company's consolidated pretax income. The bonuses for fiscal 1996 and 1995 totaled $175,000 and $59,000. There was no bonus for fiscal 1997 due to a pretax loss. The employment agreement with the fifth executive officer expires in March 1998 and also contains provisions concerning acceleration of payments should there be a change in control of the Company.

In connection with the Company's acquisition of Go-Gro, the Company entered into an employment and non-compete agreement with the previous majority stockholder of Go-Gro, under which such individual served as President of Go-Gro. The term of the agreement was from April 1, 1997 to March 31, 2002. In December 1997, this individual submitted his resignation from Go-Gro and the Company, effective January 23, 1998.

Future commitments under employment agreements at September 30, 1997, by fiscal year, excluding the possible effect of bonuses and renewal periods, are as follows (in thousands):

                            1998       $ 1,266
                            1999         1,162
                            2000         1,220
                                       -------
                                       $ 3,648
                                       =======

15.     CONTINGENCIES

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $258,000 provision for post-judgment interest was recorded through September 30, 1997. The Company plans to appeal the verdict and attorney fee award.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

15.      CONTINGENCIES (CONTINUED)

         On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleges that Dana Lighting engaged in acts constituting tortuous interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff seeks injunctive relief and damages in excess of $10 million. Dana filed its Answer to the Complaint on March 15, 1993 denying all allegations, and Plaintiff's request for a temporary restraining order was denied by the Court. The supplier and Dana's President have filed affidavits with the Court denying that Dana engaged in such acts. In July 1994, Holmes Products Corp. amended the Complaint to include allegations of a violation of civil RICO and a violation of the Federal Antitrust laws. On July 22, 1994, Dana Lighting removed the case from State Court to the United States District Court for the District Court of Massachusetts. On March 19, 1997, the Court granted Dana's motion for summary judgment and dismissed the claims against the Company regarding violation of civil RICO, Federal Antitrust and State unfair competition. Subsequently, the Federal Court remanded the counts alleging interference with contractual relations and prospective business relations to the Massachusetts Superior Court, City of Worcester. Plaintiff has filed an appeal of the Federal Court's dismissal of the state unfair competition and unjust enrichment claims with the federal appeals court. Management believes that the Complaint is totally without merit and disputes that any of the alleged acts or damages occurred or that Dana is liable in any matter. The Company intends to defend this case vigorously and the outcome of this case cannot presently be determined. No provision for any liability that may result from this litigation has been recorded in the accompanying consolidated financial statements.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. Discovery is proceeding and the case could be tried in late 1998.

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

The Company has recently received a number of claims relating to halogen torchieres sold by the Company to various retailers. While the Company is still in the process of evaluating these claims, management does not currently believe they will result in material uninsured liability to the Company.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

15.      CONTINGENCIES (CONTINUED)

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action, and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.


16.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS AND SHORT-TERM
INVESTMENTS:

The carrying amount approximates fair value due to the short maturity of those instruments.

BONDS PAYABLE AND OTHER LONG-TERM DEBT:

The fair value of the Company's bonds payable and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.

Estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                  SEPTEMBER 30,
                                    -------------------------------------------
                                            1997                    1996
                                    -------------------     -------------------
                                    CARRYING     FAIR       CARRYING     FAIR
                                     AMOUNT      VALUE       AMOUNT      VALUE
                                    --------    -------     --------    -------
Cash and cash equivalents           $ 1,847     $ 1,847     $ 1,766     $ 1,766

Restricted cash equivalents and
  short-term investments              1,883       1,883         378         378

Bonds payable                        10,165      10,092      11,135      11,079

Other long-term debt                  2,418       2,443       2,125       2,118

It is not practicable to estimate the fair value of the Company's $7.6 million in convertible subordinated notes.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS EXCEPT PER SHARE DATA)

                          1ST QUARTER  2ND QUARTER (A)  3RD QUARTER  4TH QUARTER
--------------------------------------------------------------------------------
FISCAL 1997
--------------------------------------------------------------------------------
Net Sales                  $ 45,095       $ 44,874       $ 56,394     $ 50,592
--------------------------------------------------------------------------------
Gross Profit               $  7,957       $  6,448       $  8,981     $  9,076
--------------------------------------------------------------------------------
Operating Income (loss)    $    874       $ (7,073)      $  2,060     $  2,272
--------------------------------------------------------------------------------
Net Income (loss)          $     22       $ (4,988)      $    822     $  1,051
--------------------------------------------------------------------------------
Earnings (loss) Per Share:
--------------------------------------------------------------------------------
  Primary                  $   0.01       $  (0.71)      $   0.11     $   0.14
--------------------------------------------------------------------------------
  Fully Diluted            $   0.01       $  (0.71)      $   0.11     $   0.13
================================================================================

                          1ST QUARTER    2ND QUARTER    3RD QUARTER  4TH QUARTER
--------------------------------------------------------------------------------
FISCAL 1996
--------------------------------------------------------------------------------
Net Sales                  $ 50,180       $ 40,921       $ 43,882     $ 49,647
--------------------------------------------------------------------------------
Gross Profit               $  8,189       $  7,552       $  7,218     $  7,973
--------------------------------------------------------------------------------
Operating Income           $  1,626       $  1,228       $    992     $  1,475
--------------------------------------------------------------------------------
Net Income                 $    588       $    365       $     18     $    632
--------------------------------------------------------------------------------
Earnings Per Share:
--------------------------------------------------------------------------------
  Primary                  $   0.08       $   0.05       $      -     $   0.08
--------------------------------------------------------------------------------
  Fully Diluted            $   0.08       $   0.05       $      -     $   0.08
================================================================================

(A) Includes $930,000 in plant closing costs due to the termination of manufacturing operations at Meridian and $6.3 million in litigation costs and related professional fees.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                                    -------------------
                                       BALANCE AT   CHARGED TO                         BALANCE
                                      BEGINNING OF   COSTS AND                        AT END OF
       DESCRIPTION                        YEAR       EXPENSES     OTHER   DEDUCTIONS     YEAR
--------------------------------      ------------  ----------    -----   ----------  ---------
Accounts receivable allowances
deducted from accounts
receivable in the balance sheet:

  Year ended September 30, 1997          $ 7,313     $ 17,357      $ -    $ (16,356)   $ 8,314
                                         =======     ========      ===    =========    =======
  Year ended September 30, 1996          $ 4,934     $ 17,135      $ -    $ (14,756)   $ 7,313
                                         =======     ========      ===    =========    =======
  Year ended September 30, 1995          $ 2,688     $ 15,385      $ -    $ (13,139)   $ 4,934
                                         =======     ========      ===    =========    =======

Inventory allowances - deducted from
inventory in the balance sheet:

  Year ended September 30, 1997          $ 1,533     $ 2,032       $ -    $  (1,175)   $ 2,390
                                         =======     ========      ===    =========    =======
  Year ended September 30, 1996          $   911     $   903       $ -    $    (281)   $ 1,533
                                         =======     ========      ===    =========    =======
  Year ended September 30, 1995          $   352     $   612       $ -    $     (53)   $   911
                                         =======     ========      ===    =========    =======

Allowance for impairment of
long-lived assets - deducted
from property and equipment
in the balance sheet:

  Year ended September 30, 1997          $     -     $   735       $ -    $    (216)   $   519
                                         =======     ========      ===    =========    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1998 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1998 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1998 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1998 Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       DOCUMENTS FILED AS PART OF THIS REPORT. The following
                           consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of
                              September 30, 1997 and 1996

                           Consolidated Statements of Operations
                              for the years ended September 30, 1997, 1996 and 1995

                           Consolidated Statements of Stockholders' Equity
                              for the years ended September 30, 1997, 1996 and 1995

                           Consolidated Statements of Cash Flows
                              for the years ended September 30, 1997, 1996 and 1995

                           Notes to Consolidated Financial Statements

                   2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is included in this
                           Report:

                           Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1997, 1996 and 1995

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

  10.50    -   Promissory  Note from  Nathan  Katz to the  Company,  dated    Form 10-K dated December 28, 1989
               November 1989

  10.51    -   Promissory  Note from David  Hauser to the  Company,  dated    Form 10-K dated December 28, 1989
               November 1989

  10.52    -   Amendment to  Agreement  and Option  Agreement  between the    Form 10-K dated December 28, 1989
               Company and Windmere dated December 14, 1989

  10.53    -   Amendment  No. 2 to Credit  Agreement  dated as of  January    Registration Statement No. 33-34444
               31, 1990                                                       on Form S-1

  10.54    -   Agreement  dated as of January  1,1990 between the Company,    Registration Statement No. 33-34444
               Dana, David Hauser and Nathan Katz                             on Form S-1

  10.55    -   Promissory  Note  executed  in favor of Nathan  Katz by the    Registration Statement No. 33-34444
               Company dated as of January 1, 1990                            on Form S-1

  10.56    -   Promissory Note executed in favor of David Hauser by the       Registration Statement No. 33-34444
               Company dated as of January 1, 1990                            on Form S-1

  10.57    -   Amendment to 1987 Stock Option Plan                            Registration Statement No. 33-34444 on
                                                                              Form S-1

  10.58    -   Amendment No. 1 dated May 7, 1990 to  Employment  Agreement    Form 10-Q dated August 17,1990
               between the Company and Robert Hersh

  10.59    -   Amendment  No. 3 to Credit  Agreement  dated as of March 9,    Form 10-Q dated August 17, 1990
               1990

  10.60    -   Amendment  No. 4 to  Credit  Agreement  dated as of May 31,    Form 10-Q dated August 17, 1990
               1990

  10.61    -   Assignment  of Credit  Agreement  dated as of May 1,  1990;    Form 10-Q dated August 17,1990
               Credit Facility between the Company and SunTrust



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

  10.83    -   Amendment,  dated  January 26, 1993 between the Company and    Form 10-Q for the  quarter  ended  December
               David Moss                                                     31, 1992

  10.84    -   First  Amendment  to Second  Amended  and  Restated  Credit    Form 10-Q for the  quarter  ended  December
               Facility dated as of June 19, 1992                             31, 1992



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

 10.103    -   Mississippi Small Enterprise  Development  Finance Act Loan    Form 10-K dated December 28, 1994
               Agreement among  Mississippi  Business Finance  Corporation
               (acting  for and on behalf  of the  State of  Mississippi),
               Bank of  Mississippi  (as  Servicing  Trustee) and Meridian
               Lamps, Inc. dated November 1, 1994

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

 10.129    -   Sixth  Amendment  to  third  Amended  and  Restated  Credit    Form 10-Q for the  Quarter  ended  December
               Agreement  dated  December  28,  1995,   between   Catalina    31, 1995
               Lighting,   Inc.  and  Sun  Trust  Bank,  Central  Florida,
               National Association f/k/a SunTrust, National Association

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
               Inc.  and  Sun  Trust  Bank,   Central  Florida,   National
               Association

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
               96-1042-A, in the United States District Court, Eastern
               Division of Virginia

 10.137    -   Financing   Agreement   between  Catalina  Lighting  Canada    Form 10-K dated December 27, 1996
               (1992), Inc. and National Bank of Canada dated May 1, 1996



 10.138    -   Lease Financing  Agreement  between Go-Gro Industries Ltd.     Form 10-K dated December 27, 1996
               and  The  Hong  Kong  and  Shanghai  Banking   Corporation
               Limited dated October 30, 1996

 10.139    -   Eighth  Amendment  to Third  Amended and  Restated  Credit     Form 10-Q for the  Quarter  ended  December
               Agreement,  third Amendment to second Amended and Restated     31, 1996
               Security Agreement,  and Fourth Amendment to Third Amended
               and Restated  stock and Notes Pledge dated October 4, 1996
               between  Catalina   Lighting,   Inc.  and  SunTrust  Bank,
               Central Florida, national Association.

 10.140    -   Ninth  Amendment  to Third  Amended  and  Restated  Credit     Form 10-Q for the  Quarter  ended March 31,
               Agreement   dated  December  30,  1996  between   Catalina     1997
               Lighting,   Inc.  and  SunTrust  Bank,   Central  Florida,
               National Association.

 10.141    -   Fourth  Amendment  to  Letter of  Credit  Agreement  dated     Form 10-Q for the  Quarter  ended March 31,
               December 30, 1996 between  Catalina  Industries,  Inc. and     1997
               SunTrust Bank, Central Florida, National Association.

 10.142    -   Tenth  Amendment  to Third  Amended  and  Restated  Credit     Form 10-Q for the  Quarter  ended March 31,
               Agreement dated March 31, 1997 between Catalina  Lighting,     1997
               Inc.  and  SunTrust  Bank,   Central   Florida,   National
               Association.

 10.143    -   Fifth Amendment to Letter of Credit  Agreement dated March     Form 10-Q for the  Quarter  ended March 31,
               31, 1997 between  Catalina  Industries,  Inc. and SunTrust     1997
               Bank, Central Florida, National Association.

 10.144    -   Restated  Articles of Association for Shenzhen  Jiadianbao     Form 10-Q for the  Quarter  ended March 31,
               Electrical   Products  Co.,  Ltd.,  a  Cooperative   Joint     1997
               Venture Company dated October 18, 1996

 10.145    -   Contract  to  Amend  Cooperative  Joint  Venture  Contract     Form 10-Q for the  Quarter  ended March 31,
               between   Shenzhen   Baoanqu  Fuda   Industries  Co.,  and     1997
               Go-Gro Industries, Ltd. dated October 18, 1996

 10.146    -   Financing  Agreement between Go-Gro  Industries,  Ltd. and     Form 10-Q for the  Quarter  ended  June 30,
               Standard Chartered Bank dated May 12, 1997.                    1997

 10.147    -   Employment and  non-compete  agreement dated April 1, 1997     Form 10-Q for the  Quarter  ended  June 30,
               between Go-Gro Industries Ltd. and Wai Check Lau.              1997

 10.148    -   Amendment  to   Financing   Agreement   between   Catalina     Filed herewith
               Lighting  Canada (1992),  Inc. and National Bank of Canada
               dated October 17, 1997

 10.149    -   Eleventh  Amendment to Third  Amended and Restated  Credit     Filed herewith
               Agreement  dated  September  30,  1997  between   Catalina
               Lighting,   Inc.  and  SunTrust  bank,   Central  Florida,
               National Association.

 10.150    -   Sixth  Amendment  to  Letter  of  Credit  Agreement  dated     Filed herewith
               September 30, 1997 between Catalina  Industries,  Inc. and
               SunTrust bank, Central Florida, National Association.

 10.151    -   First   Amendment  to  Shenzhen   Municipal   Construction     Filed herewith
               Contract dated January 30, 1996.

 10.152    -   First  Amendment to the Loan Agreement  among  Mississippi     Filed herewith
               Business   Finance   Corporation,   Bank  of  Mississippi,
               SunTrust Bank and Meridian  Lamps,  Inc.  dated August 28,
               1997.

 10.153    -   Escrow  Agreement  between  Mississippi  Business  Finance     Filed herewith
               Corporation,  Meridian Lamps, Inc. and Bank of Mississippi
               dated August 28, 1997.

   11      -   Computation of Earnings (loss) Per Share                       Filed herewith

   21      -   Subsidiaries of the Registrant                                 Filed herewith

   23      -   Consent of Deloitte & Touche LLP                               Filed herewith

   27      -   Financial Data Schedule                                        Filed herewith

         (b)      REPORTS ON FORM 8-K:

         None.

         (c)      UNDERTAKING:

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "1933 Act"), the undersigned Registrant hereby undertakes as follows, which understanding shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-23900, 33-33292, 33-62378 and 33-94016.

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

                                           CATALINA LIGHTING, INC.

                                           By: /s/ROBERT HERSH
                                               --------------------------------
                                           Robert Hersh, Chairman, President,
                                           Chief Executive Officer and Director

                                           December 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.

By:/s/ DEAN S. RAPPAPORT                   December 24, 1997
   ---------------------------------
   Dean S. Rappaport, Director,
   Executive Vice President, and
   Chief Operating Officer


By:/s/ WILLIAM D. STEWART                  December 24, 1997
   ---------------------------------
   William D. Stewart, Director,
   Executive Vice President


By:/s/ DAVID W SASNETT                     December 24, 1997
   ---------------------------------
   David W Sasnett,
   Chief Financial Officer,
   Senior Vice President,
   Chief Accounting Officer

By:/s/ RYAN BURROW                         December 24, 1997
   ---------------------------------
   Ryan Burrow, Director

By:/s/ HENRY LATIMER                       December 24, 1997
   ---------------------------------
   Henry Latimer, Director

By:/s/ JEFFREY SILVERMAN                   December 24, 1997
   ---------------------------------
   Jeffrey Silverman, Director

By:/s/ LEONARD SOKOLOW                     December 24, 1997
   ---------------------------------
   Leonard Sokolow, Director

By:/s/ ROBERT WACHS                        December 24, 1997
   ---------------------------------
   Robert Wachs, Director

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------


 10.148    -   Amendment  to   Financing   Agreement   between   Catalina
               Lighting Canada (1992), Inc. and National Bank of Canada dated October 17, 1997

 10.149    -   Eleventh  Amendment to Third  Amended and Restated  Credit
               Agreement  dated  September  30,  1997  between   Catalina
               Lighting,   Inc.  and  SunTrust  bank,   Central  Florida,
               National Association.

 10.150    -   Sixth  Amendment  to  Letter  of  Credit  Agreement  dated
               September 30, 1997 between Catalina  Industries,  Inc. and
               SunTrust bank, Central Florida, National Association.

 10.151    -   First   Amendment  to  Shenzhen   Municipal   Construction
               Contract dated January 30, 1996.

 10.152    -   First  Amendment to the Loan Agreement  among  Mississippi
               Business   Finance   Corporation,   Bank  of  Mississippi,
               SunTrust Bank and Meridian  Lamps,  Inc.  dated August 28,
               1997.

 10.153    -   Escrow  Agreement  between  Mississippi  Business  Finance
               Corporation, Meridian Lamps, Inc. and Bank of Mississippi dated August 28, 1997.

   11      -   Computation of Earnings (loss) Per Share

   21      -   Subsidiaries of the Registrant

   23      -   Consent of Deloitte & Touche LLP

   27      -   Financial Data Schedule