Form 10-K/A
period 1997-09-30
CATALINA LIGHTING INC
filed 1998-01-28
CIK 822665

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[ ]

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to the Directors and Executive Officers of the Company:


               NAME                               AGE                                   POSITION WITH THE COMPANY
-------------------------------------    ---------------------     ----------------------------------------------------------------
Robert Hersh                                      51                 Chairman, Chief Executive Officer, President, Director

Dean S. Rappaport                                 46                 Executive Vice President, Chief Operating Officer,
                                                                     Director

William D. Stewart                                49                 Executive Vice President, Director

Nathan Katz                                       42                 Executive Vice President

Ryan Burrow                                       37                 Director

Henry Latimer                                     60                 Director

Jeffrey Silverman                                 52                 Director

Leonard Sokolow                                   41                 Director

Robert Wachs                                      59                 Director

David W. Sasnett                                  41                 Senior Vice President, Chief Financial Officer

Janet P. Ailstock                                 49                 Vice President, General Counsel

Thomas M. Bluth                                   40                 Vice President, Secretary, Treasurer

Wai Check Lau                                     51                 Former President of Go-Gro Industries Limited


         None of the Company's officers has any family relationship with any director or other officer. Family relationship for this purpose means any relationship by blood, marriage, or adoption, not more remote than first cousin.

         ROBERT HERSH has been the President and Chief Executive Officer of the Company since April 1991, Chairman of the Board since June 1991 and a Director of the Company since April 1988. Mr. Hersh served as the Executive Vice President of the Company from 1985 to April 1991 and as Secretary from June 1989 until June 1991.

         DEAN S. RAPPAPORT has been an Executive Vice President of the Company since January 1988 and a Director of the Company since April 1988. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996. From 1984 until he joined the Company, Mr. Rappaport was a partner with Wachsman & Rappaport, P.A., a public accounting firm located in Margate, Florida.

         WILLIAM D. STEWART has been an Executive Vice President of the Company since 1989, and a Director of the Company since April 1994. From 1985 until he joined the Company, Mr. Stewart was an Executive Vice President of Crest Industries, Inc., a distributor of home improvement products.

         NATHAN KATZ has been an Executive Vice President of the Company since October 1, 1993 and Chief Executive Officer of Catalina Industries, Inc. (d/b/a Dana Lighting), a wholly-owned subsidiary of the Company, since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         RYAN BURROW has been a Director of the Company since April 1994. Mr. Burrow has been the President of BPI Global Asset Management LLP since March 1997. Mr. Burrow was Managing Director for STI Capital Management from August 1993 to March 1997. Mr. Burrow served as a Senior Vice President of Sun Bank, N.A. from February 1990 to August 1993 and from September 1987 to February 1990 was a Senior Vice President for the Bank of New York/Irving Trust Company.

         HENRY LATIMER has been a Director of the Company since February 1996. Mr. Latimer is the Managing Partner, Fort Lauderdale office, of the law firm of Eckert, Seamans, Cherin & Mellott. He was formerly a partner with the law firm of Fine, Jacobson, Schwartz, Nash & Block from 1983 to 1994. Mr. Latimer presently serves as a director of Florida Panthers Holdings, Inc.

         JEFFREY SILVERMAN joined Ply Gem Industries, Inc. as a Director in 1981. He became Executive Vice President in 1982, President in 1984 and was Chairman of the Board and Chief Executive Officer from 1985 through December 1997, the date Ply Gem was acquired by Nortek Industries. Prior to joining Ply Gem Industries he was managing general partner of an investment partnership. Mr. Silverman was Man of the Year by the Building Materials Industry in 1987, and Entrepreneur of the Year by Inc. Magazine, Ernst & Young, and Merrill Lynch in 1991. Mr. Silverman presently serves as a director of Realco, Inc. Mr. Silverman was a member of the Board of Trustees of Long Island University, the Board of Governors of the American Stock Exchange, the Howard Samuels Center at CCNY and the American Business Conference.

         LEONARD SOKOLOW has been a Director of the Company since March 1990. Mr. Sokolow is the President of Union Atlantic LC. In August 1993 Mr. Sokolow was appointed as President of Genesis Partners, Inc., which merged into Union Atlantic LC in September 1996. Mr. Sokolow was Executive Vice President-Operations, Administration and Finance of Windmere Corporation from March 1990 to July 1993, and Senior Vice President of Windmere from February 1989 to March 1990 and General Counsel of Windmere from December 1988 to July 1993. Prior to joining Windmere, Mr. Sokolow was a partner with the law firm of Hornsby and Whisenand, P.A., practicing in the area of international and domestic corporate, securities and tax law. Mr. Sokolow presently serves as a director of Ezcony Interamerica, Inc. and as the Chairman and Chief Executive Officer of The Americas Growth Fund, Inc. The shares of The America's Growth Fund and Ezcony Interamerica are traded on NASDAQ.

         ROBERT WACHS has been a Director of the Company since April 1988. Since 1980 Mr. Wachs has served as President and Chairman of Robert Wachs Associates, Inc., a manufacturer sales representative firm located in Los Angeles, California.

         DAVID W. SASNETT has been Vice President of the Company since November 1994. In November 1997, Mr. Sasnett became a Senior Vice President of the Company. In November 1996, Mr. Sasnett became the Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller and Chief Accounting Officer. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and from 1980 to 1993 was employed by the international accounting firm of Deloitte & Touche.

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

         WAI CHECK LAU was President of Go-Gro Industries Limited (a wholly-owned subsidiary of the Company since July 1994) since 1985. On December 4, 1997, Mr. Lau submitted his resignation from Go-Gro and the Company, effective January 23, 1998.

ITEM 11.          EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information about the compensation of the Company's CEO and each of the other four most highly compensated executive officers of the Company during the fiscal years ended September 30, 1997, 1996 and 1995 for services in all capacities.

                           SUMMARY COMPENSATION TABLE
                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                   ANNUAL COMPENSATION                           AWARDS
                                   ---------------------------------------------------    --------------------
                                                                                               SECURITIES
      NAME AND           FISCAL                                            OTHER ANNUAL        UNDERLYING           ALL OTHER
 PRINCIPAL POSITION       YEAR          SALARY           BONUS(1)        COMPENSATION(2)       OPTIONS(3)         COMPENSATION(4)
--------------------  ----------- -----------------  ---------------    ----------------  --------------------   ------------------

Robert Hersh              1997           $284,905      $         -                                 -             $     1,500
   Chairman, CEO          1996            271,338           43,787                                 -                   1,500
   and President          1995            258,418           14,917                              62,500                   794

Dean S. Rappaport
   Executive Vice         1997            256,414                -                                 -                   6,059
   President, Chief       1996            244,204           43,787                                 -                   6,496
   Operating Officer      1995            232,575           14,917                              62,500                 6,033

William D. Stewart        1997            256,414                -                                 -                   7,426
   Executive Vice         1996            244,204           43,787                                 -                   7,987
   President              1995            232,575           14,917                              62,500                 7,802

Nathan Katz               1997            256,414                -                                 -                   1,500
   Executive Vice         1996            244,204           43,787                                 -                   1,500
   President              1995            232,575           14,917                              62,500                   794

Wai Check Lau(5)
   President -            1997            210,393           34,030                                 -                       -
   Go-Gro Industries      1996            180,000                -                                 -                       -
   Limited                1995            180,000                -                                 -                       -


-------------------------------

1 Amounts for Messrs. Hersh, Rappaport, Stewart and Katz represent 1.67% of consolidated pre-tax income for the respective fiscal years ended September 30.
2 Perquisites and personal benefits furnished to the named executive officers do not meet the disclosure thresholds established under SEC regulations.
3 Stock options vest annually in increments of one-third of the options granted.
4        The amounts disclosed in this column represent:
         (a) The portion of premiums paid by the Company for reverse split-dollar life insurance of $4,559 in 1997, $4,996 in 1996 and $5,239 in 1995 for Mr. Rappaport and $5,926 in 1997, $6,487 in 1996 and $7,008 in 1995 for Mr. Stewart.

         (b) The Company's matching contributions to the Company's 401(k) plan of $1,500 in 1997, $1,500 in 1996 and $794 in 1995 for each of Mr. Hersh, Mr. Rappaport, Mr. Stewart and Mr. Katz.

5 Mr. Lau joined the Company on July 30, 1994, upon the Company's acquisition of Go-Gro Industries Limited. On December 4, 1997, Mr. Lau submitted his resignation from Go-Gro and the Company, effective January 23, 1998.

OPTIONS GRANTED

         No stock options were granted to the named executive officers of the Company during the fiscal year ended September 30, 1997.

OPTION EXERCISES AND HOLDINGS

         The following table provides information as to options exercised by each of the named executive officers of the Company during the fiscal year ended September 30, 1997 and the value of options held by such officers at September 30, 1997 in terms of the closing price of the Company's stock on September 30, 1997.


                                    AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                                        AND FISCAL YEAR END 1997 OPTION VALUES

                         SHARES                                                                             VALUE OF
                      ACQUIRED ON    VALUE          NUMBER OF SECURITIES UNDERLYING                  IN-THE-MONEY OPTIONS AT
NAME                    EXERCISE    REALIZED         OPTIONS AT SEPTEMBER 30, 1997                     SEPTEMBER 30, 1997(1)
-----------------------------------------------------------------------------------------  -----------------------------------------
                                               EXERCISABLE          UNEXERCISABLE             EXERCISABLE          UNEXERCISABLE
                                           -----------------     -------------------       -----------------  ---------------------

Robert Hersh               0           0         300,866           20,834                  $     696,000                       0

Dean S.
Rappaport                  0           0         298,266           20,834                  $     685,438                       0

William D.
Stewart                    0           0         211,666           20,834                  $     360,025                       0

Nathan Katz                0           0         196,666           20,834                  $     298,188                       0

Wai Check Lau              0           0               0                0                              0                       0


---------------------------

1 Based on the closing price of the Company's stock on September 30, 1997 of $5.8125.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has entered into employment agreements with Robert Hersh, Dean S. Rappaport, William D. Stewart and Nathan Katz for three year terms, renewed each year on the Anniversary Date of each employment agreement. Commencing October 1, 1993, Messrs. Hersh, Rappaport, Stewart and Katz's base annual salaries were $246,112, $221,500, $221,500, and $221,500, respectively, with annual increases of the greater of 5% or the percentage increases in the consumer price index published by the U.S. Department of Labor ("U.S. Consumer Price Index"). Messrs. Hersh, Rappaport and Stewart each received options to purchase 50,000 shares of Common Stock during each of the fiscal years 1990 through 1993 under the terms of their respective contracts. Mr. Katz received options to purchase 50,000 shares of common stock in both 1992 and 1993. Messrs. Hersh, Rappaport, Stewart and Katz each received options to purchase 62,500 shares of Common Stock during fiscal year 1995. No options were given during fiscals 1994, 1996 and 1997. The aforementioned were issued under the Company's 1987 Stock Option and Stock Appreciation Rights Plan.

                  In connection with the employment agreements of Messrs. Hersh, Rappaport, Stewart and Katz, the Company agreed to fund a management bonus pool (the "Pool") with 6.67 % of the Company's consolidated pre-tax profits, at the end of each of the Company's fiscal years beginning with the year ending September 30, 1990 (Mr. Katz was entitled to participate in the bonus pool beginning October 1, 1993). Under the employment agreements described above, Messrs. Hersh, Rappaport, Stewart and Katz were each entitled to not less than one-fourth of the Pool. Bonuses were waived in 1990, no amounts were distributed in 1991 and 1997 due to pre-tax losses and amounts earned under the Pool in fiscal 1993, 1994, 1995 and 1996 totaled approximately $356,000, $614,000, $60,000 and $175,000, respectively.

                  In connection with the Company's acquisition of Go-Gro Industries, Limited ("Go-Gro") the Company entered into an employment agreement with the previous majority stockholder of Go-Gro, Wai Check Lau, under which such individual served as President of Go-Gro. On April 1, 1997, Mr. Lau and the Company entered into a new employment agreement extending the term to March 31, 2002. In December 1997, this employment agreement was terminated as Mr. Lau submitted his resignation from Go-Gro and the Company, effective January 23, 1998.

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

                  The employment agreements with Messrs. Hersh, Rappaport, Stewart, Katz and Ms. Ailstock each provide that, if the employee terminates his employment without good reason or is terminated for cause, such employee is subject to a non-competition provision for a three year period. In the event of a change of control of the Company preceded, accompanied or followed (within specified time limits) by a reduction of the employee's compensation or a diminution of his status or responsibilities, the employee is entitled to terminate his employment and receive a lump sum distribution of compensation in an amount equal to three times his then current effective yearly compensation, including, but not limited to, salary and bonuses. If the employee elects to so terminate, he will have the right to sell any shares of the Company's capital stock then owned to the Company at their fair market value and the noncompetitive provisions contained in the employment agreements shall terminate. Payments under the agreements by the Company after a change of control are, however, limited to the amount which would be deductible by the Company under the Internal Revenue Code of 1986, as amended. A "change of control" is deemed to occur upon (i) the acquisition of 21% of the Company's voting power, (ii) the election of three or more directors without approval of the incumbent directors, as defined, within a twelve-month period, or
         (iii) the incumbent directors becoming less than a majority of the Board of Directors of the Company or its successor. The agreements also provide for payments of three times annual compensation if the employment is terminated without cause by the Company or for good reason by the employee.

                  The Company pays its proportional share of a reverse split-dollar life insurance policy on Mr. Rappaport and Mr. Stewart's life. In the event of either of Mr. Rappaport's or Mr. Stewart's death during the term of their employment agreements, the Company would receive $1,000,000.

         LEGAL PROCEEDINGS

                  On June 4, 1991, the Company was served with a copy of the Complaint in a matter captioned JOHN H. BROWDER VS. CATALINA LIGHTING, INC., ROBERT HERSH, DEAN S. RAPPAPORT AND HENRY GAYER, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. On February 3, 1997, the plaintiff voluntarily dismissed the claim against the directors. The Company agreed to indemnify each of the individual directors and the Company for expenses paid for the legal costs for the defense of such proceeding.

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

         COMPENSATION OF DIRECTORS

                  Salaried employees of the Company do not receive any additional compensation for serving as a director or committee member. Non-employee directors receive an annual retainer of $14,000, plus $1,000 per Board meeting and Committee meeting attended, and an option to purchase 2,000 shares of Common Stock under the Company's Non-Employee Directors Stock Option Plan ("Director Plan") as compensation for services rendered. Mr. Wachs, Mr. Silverman and Mr. Burrow are reimbursed for their travel expenses to the meetings.

                  Options are granted to purchase 10,000 shares of the Company's Common Stock on a one time basis upon election and 2,000 shares for each year served. Options are granted at the annual meeting which coincides with their election or appointment or, if the date of appointment or election is between annual meetings, at the next subsequent annual meeting. The exercise price is the fair market value of the Common Stock on the date granted, and options are granted for a term of ten years. An option may not be exercised before the next subsequent annual meeting of stockholders following the date of the grant. Options are exercisable during the term only by the non-employee Directors and are transferable only by will or the laws of descent and distribution.

         NONQUALIFIED STOCK OPTIONS

                  The Company from time to time issues non-qualified stock options to purchase shares of Common Stock to its officers. All such options are issued pursuant to individual stock option agreements and bear an exercise price equal to or in excess of the market value of the Common Stock on the date of grant. The period during which such options may be exercised varies, depending on the optionee and the circumstances under which the options have been granted. The exercise price of such options may be paid in cash or, under certain circumstances, by delivery of shares of Common Stock or by a combination of the foregoing. No non-qualified stock options were granted to directors or named executive officers during fiscal 1997.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The Compensation Committee of the Board of Directors consists of Leonard Sokolow, Henry Latimer and Ryan Burrow. Messrs. Burrow and Sokolow are independent directors of the Company, and neither is an officer of the Company.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, to the best knowledge of the Company, information with respect to the Company's Common Stock beneficially owned on January 8, 1998 by those who were the beneficial owner of more than 5% of the Company's stock.


          NAME AND ADDRESS OF                              COMMON STOCK
           BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)                          PERCENTAGE
-----------------------------------------     ---------------------------------------     -----------------------------------------

Nathan Katz............................                      630,742(2)                                         8.6%
55 Norfolk Avenue
Easton, MA

Wai Check Lau..........................                      588,200(3)                                         8.3%
6/F, Kenning Industrial Bldg.
19 Wang Hoi Road
Kowloon Bay, Hong Kong

Robert Hersh...........................                     433,300(4,7)                                        5.8%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dean S. Rappaport......................                     367,100(5,7)                                        4.9%
18191 N.W. 68th Avenue
Miami, Florida 33015

William D. Stewart.....................                     265,500(6,7)                                        3.6%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dimensional Fund Advisors, Inc.                              450,000(8)                                         6.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 9040


---------------------------------

1 Includes shares which may be acquired pursuant to vested stock options and options which become exercisable 60 days thereafter or shares for which the stockholder has the power to direct the vote.

2 Includes 55,000 shares purchasable upon the exercise of options at $1.75 per share, 50,000 shares purchasable at $4.875 per share, 50,000 shares purchasable at $5.25 per share and 62,500 shares purchasable at $6.75 per share.

3 Includes 477,500 shares issued to Go-Gro Holdings Limited, which is owned by Wai Check Lau and 7,500 shares issued to Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau. In July 1994, as part of the acquisition of Go-Gro Industries Limited ("Go-Gro"), Wai Check Lau and Amy Yuen Ying Lau Cheung each delivered an irrevocable proxy to Catalina Asia, an entity controlled by the Company. Catalina Asia has a proxy to vote 558,200 shares beneficially owned by Mr. Lau and an additional 80,400 shares of the Company also issued to previous shareholders of Go-Gro upon the acquisition. The 638,600 shares are voted at the direction of Messrs. Hersh, Rappaport, and Stewart, members of the Board of Directors of Catalina Asia.

4 Includes shares subject to options to purchase 109,200 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

5 Includes shares subject to options to purchase 106,600 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

6 Includes shares subject to options to purchase 20,000 shares at $1.75 per share, 30,000 shares at $2.50 per share, 20,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

7 In addition, Messrs. Hersh, Rappaport and Stewart, jointly have a power to vote 638,600 shares owned by previous shareholders of Go-Gro Industries Limited pursuant to irrevocable proxies. These shares are not included in their amounts of shares beneficially owned.

8 Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 450,000 shares of Catalina Lighting, Inc. stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

         FILINGS UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Form 4's were required, the Company believes that, all filing requirements applicable to its officers and directors were complied with during the 1997 fiscal year, except Robert Wachs who inadvertently filed a report late on December 17, 1996 related to 4,950 shares purchased in October 1996.

     SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

            The following table sets forth, to the best knowledge of the Company, the shares of Common stock beneficially owned at January 8, 1998 by each director and executive officer and by all executive officers and directors of the Company as a group.


                                                           COMMON STOCK
                                                           BENEFICIALLY
        NAME OF BENEFICIAL OWNER                             OWNED(1)                                  PERCENTAGE
------------------------------------------       --------------------------------         -------------------------------------

Robert Hersh............................                    433,300   (2), (14)                           5.8%

Dean S. Rappaport.......................                    367,100   (3), (14)                           4.9%

William D. Stewart......................                    265,500   (4), (14)                           3.6%

Leonard Sokolow.........................                     39,000   (5)                                   *

Robert Wachs............................                    107,250   (6)                                 1.5%

Ryan Burrow.............................                      8,700   (7)                                   *

Henry Latimer...........................                      2,495   (8)                                   *

Jeffrey Silverman                                            25,000                                         *

Nathan Katz.............................                    630,742   (9)                                 8.6%

Wai Check Lau...........................                    588,200   (10)                                8.3%

Janet P. Ailstock.......................                     66,833   (11)                                  *

Thomas Bluth............................                     22,833   (12)                                  *

David Sasnett...........................                     18,100   (13)                                  *

All executive officers and
directors of the Company and its
subsidiaries as a group
(13 persons)............................                  2,655,453   (15)                                31.6%


   * less than 1%
---------------------------

     (1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable 60 days thereafter.

     (2) Includes shares subject to options to purchase 109,200 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

     (3) Includes shares subject to options to purchase 106,600 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

     (4) Includes shares subject to options to purchase 20,000 shares at $1.75 per share, 30,000 shares at $2.50 per share, 20,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

     (5) Includes shares subject to options to purchase 25,000 shares at $4.875 per share, 2,000 shares at $7.875 per share, 2,000 shares at $5.375 per share, 2,000 shares at $6.875 per share, 2,000 shares at $10.75 per share, 2,000 shares at $6.625 per share and 2,000 shares at $6.25 per share.

     (6) Includes shares subject to options to purchase 50,000 shares at $1.75 per share, 25,000 shares options at $4.875 per share, 2,000 shares at $12.125 per share, 2,000 shares at $7.875 per share, 2,000 shares at $3.375 per share, 2,000 shares at $5.375 per share, 2,000 shares at $6.875 per share, 2,000 shares at $10.75 per share, 2,000 shares at $6.625 per share and 2,000 shares at $6.25. Also includes 2,450 shares owned by members of Mr. Wach's immediate family.

     (7) Includes 500 shares owned by Mr. Burrow's wife and shares subject to options to purchase 2,000 shares at $6.625, 2,000 shares at $10.75 and 2,000 shares at $6.25.

     (8) Includes shares subject to options to purchase 2,000 shares at $6.25 per share.

     (9) Includes 55,000 shares purchasable upon the exercise of options at $1.75 per share, 50,000 shares purchasable at $4.875 per share, 50,000 shares purchasable at $5.25 per share and 62,500 shares purchasable at $6.75 per share.

     (10) Includes 477,500 shares issued to Go-Gro Holdings Limited, which is owned by Wai Check Lau and 7,500 shares issued to Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau. In July 1994, as part of the acquisition of Go-Gro Industries Limited ("Go-Gro"), Wai Check Lau and Amy Yuen Ying Lau Cheung each delivered an irrevocable proxy to Catalina Asia, an entity controlled by the Company. Catalina Asia has a proxy to vote 558,200 shares beneficially owned by Mr. Lau and an additional 80,400 shares of the Company also issued to previous shareholders of Go-Gro upon the acquisition. The 638,600 shares are voted at the direction of Messrs. Hersh, Rappaport, and Stewart, members of the Board of Directors of Catalina Asia.

     (11) Includes shares subject to options to purchase 35,833 shares at $4.125 per share.

     (12) Includes 20,833 shares purchasable upon the exercise of options at $4.125 per share.

     (13) Includes 17,500 shares purchasable upon the exercise of options at $4.125 per share.

     (14) Messrs. Hersh, Rappaport and Stewart, jointly have a power to vote 638,600 shares owned by previous shareholders of Go-Gro Industries Limited pursuant to irrevocable proxies. These shares are not included in the amount of shares beneficially owned by these executive officers.

     (15) Includes an additional 80,400 shares owned by previous shareholders of Go-Gro Industries Limited. These shares are included in the 638,600 shares which Messrs. Hersh, Rappaport and Stewart jointly have a power to vote pursuant to irrevocable proxies.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The Company leased its two facilities located in Massachusetts from entities in which an officer and a former officer had an ownership interest. One of the leases expired in 1996 and the other one is on a month-to-month basis. Rent expense related to these leases was approximately $148,000, $530,000 and $521,000, for the years ended September 30, 1997, 1996 and 1995, respectively.

             The Company leases its Hong Kong office from a company owned by the former President and former majority stockholder of Go-Gro. The lease expires in 1999 but may be extended for an additional two years. Rent expense related to this lease was $270,000, $258,000 and $237,000, for the years ended September 30, 1997, 1996 and 1995, respectively.

             During the years ended September 30, 1997, 1996 and 1995, Go-Gro purchased $2.1 million, $1.8 million and $1.1 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company and which includes the former President of Go-Gro as one of its directors.

             On December 22, 1997 the Company advanced $100,000 to Dean S. Rappaport, increasing his indebtedness to the Company to approximately $111,000. The $100,000 advance bears interest at LIBOR plus 2.5%, is secured by stock option agreements to purchase 100,000 shares of the Company, and matures December 19, 1998.

             On January 6, 1998, the Company advanced $50,000 to William D. Stewart, increasing his indebtedness to the Company to approximately $61,000. The advance bears interest at LIBOR plus 2.5%, is secured by stock option agreements to purchase 50,000 shares of the Company and matures January 5, 1999.

             On January 9, 1998, the Company advanced $13,207 to Nathan Katz increasing his indebtedness to the Company to $70,000. Such indebtedness bears interest at LIBOR plus 2.5% , is secured by stock option agreements to purchase 45,000 shares of the Company and matures January 9, 1999.

                                   SIGNATURES

                      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATALINA LIGHTING, INC.

                                          By: /s/ David W. Sasnett
                                             ----------------------------------
                                              Chief Financial Officer and
                                              Chief Accounting Officer


                                              January 28, 1998