Form 10-K/A
period 1997-09-30
CATALINA LIGHTING INC
filed 1998-02-05
CIK 822665

FORM 10-K/A
                                 AMENDMENT NO. 2

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION PERIOD PURUSANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to _____________________

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

                                 SECTION AMENDED

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

 NAME AND ADDRESS OF                    COMMON STOCK
 BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)  PERCENTAGE
----------------------------------  ---------------------  ----------

Nathan Katz.......................       630,742(2)            8.6%
55 Norfolk Avenue
Easton, MA

Wai Check Lau.....................       588,200(3)            8.3%
6/F, Kenning Industrial Bldg.
19 Wang Hoi Road
Kowloon Bay, Hong Kong

Robert Hersh......................       433,300(4),(7)        5.8%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dean S. Rappaport.................       367,100(5),(7)        4.9%
18191 N.W. 68th Avenue
Miami, Florida 33015

William D. Stewart................       265,500(6),(7)        3.6%
18191 N.W. 68th Avenue
Miami, Florida 33015

Heartland Advisors, Inc...........       765,000(8)           10.8%
790 North Milwaukee Street
Milwaukee, WI 53202

Dimensional Fund Advisors, Inc.          450,000(9)            6.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 9040

---------------------------------

(1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable 60 days thereafter or shares for which the stockholder has the power to direct the vote.

(2) Includes 55,000 shares purchasable upon the exercise of options at $1.75 per share, 50,000 shares purchasable at $4.875 per share, 50,000 shares purchasable at $5.25 per share and 62,500 shares purchasable at $6.75 per share.

(3) Includes 477,500 shares issued to Go-Gro Holdings Limited, which is owned by Wai Check Lau and 7,500 shares issued to Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau. In July 1994, as part of the acquisition of Go-Gro Industries Limited ("Go-Gro"), Wai Check Lau and Amy Yuen Ying Lau Cheung each delivered an irrevocable proxy to Catalina Asia, an entity controlled by the Company. Catalina Asia has a proxy to vote 558,200 shares beneficially owned by Mr. Lau and an additional 80,400 shares of the Company also issued to previous shareholders of Go-Gro upon the acquisition. The 638,600 shares are voted at the direction of Messrs. Hersh, Rappaport, and Stewart, members of the Board of Directors of Catalina Asia.

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

(8) Heartland Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 765,000 shares of Catalina Lighting, Inc. stock, all of which shares are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The interest of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the class.

(9) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 450,000 shares of Catalina Lighting, Inc. stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

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

                                             COMMON STOCK
                                             BENEFICIALLY
      NAME OF BENEFICIAL OWNER                 OWNED(1)        PERCENTAGE
--------------------------------------    -----------------    ----------
Robert Hersh.........................       433,300(2),(14)        5.8%

Dean S. Rappaport....................       367,100(3),(14)        4.9%

William D. Stewart...................       265,500(4),(14)        3.6%

Leonard Sokolow......................        39,000(5)               *

Robert Wachs.........................       107,250(6)             1.5%

Ryan Burrow..........................         8,700(7)               *

Henry Latimer........................         2,495(8)               *

Jeffrey Silverman....................        25,000                  *

Nathan Katz..........................       630,742(9)             8.6%

Wai Check Lau........................       588,200(10)            8.3%

Janet P. Ailstock....................        66,833(11)              *

Thomas Bluth.........................        22,833(12)              *

David Sasnett........................        18,100(13)              *

All executive officers and directors
of the Company and its subsidiaries
as a group (13 persons)..............     2,655,453(15)           31.6%

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

                                       CATALINA LIGHTING, INC.

                                          By:     /s/ David W. Sasnett
                                                  ------------------------------
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer

                                                  February 5, 1998