Form 10-Q
period 1997-12-31
CATALINA LIGHTING INC
filed 1998-02-17
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to ___________________

                          Commission file number 1-9917
                             CATALINA LIGHTING, INC
              ------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
                      ---------------------------------------
                     (I.R.S. Employer Identification Number)

                   18191 NW 68TH AVENUE, MIAMI, FLORIDA 33015
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 558-4777
               --------------------------------------------------
               Registrant's telephone number, including area code

                  ---------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON FEBRUARY 5, 1998: 7,109,069 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                        PAGE NO.
                                                                       --------
    Condensed consolidated balance sheets -
      December 31, 1997 and September 30, 1997...........................3-4

    Condensed consolidated statements of operations -
      Three months ended December 31, 1997 and 1996......................5

    Condensed consolidated statements of cash flows -
      Three months ended December 31, 1997 and 1996......................6-7

    Notes to condensed consolidated financial statements.................8-11

    Management's discussion and analysis of financial
      condition and results of operations................................12-17


PART II OTHER INFORMATION

    ITEM 1  Legal Proceedings............................................18

    ITEM 4  Submission of Matters to a Vote of Security Holders..........18

    ITEM 6  Exhibits and Reports on Form 8-K.............................18

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                DECEMBER 31,   SEPTEMBER 30,
                               ASSETS              1997             1997
                                                -----------    -------------
                                                (Unaudited)          *

Current assets
  Cash and cash equivalents                      $    806        $  1,847
  Accounts receivable, net of allowances
       of $8,139 and $8,314, respectively          19,043          24,169
 Inventories                                       32,401          34,612
 Income taxes receivable                            2,683           2,380
 Other current assets                               6,076           5,406
                                                 --------        --------

          Total current assets                     61,009          68,414

Property and equipment, net                        29,580          29,969
Restricted cash equivalents and short-term
       investments                                  2,005           1,883
Goodwill, net                                      11,359          11,473
Other assets                                        4,706           4,842
                                                 ========        ========
                                                 $108,659        $116,581
                                                 ========        ========

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                    DECEMBER 31,   SEPTEMBER 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY           1997          1997
                                                    -------------  -------------
                                                     (Unaudited)        *

Current liabilities
 Notes payable - credit lines                         $  4,919      $  5,574
 Accounts and letters of credit payable                 12,865        18,099
 Current maturities of bonds payable                       980           970
 Current maturities of other long-term debt                549           476
 Other current liabilities                               5,527         5,586
                                                      --------      --------
         Total current liabilities                      24,840        30,705

  Notes payable - credit lines                          19,350        21,000
  Convertible subordinated notes                         7,600         7,600
  Bonds payable - real estate related                    9,110         9,195
  Other long-term debt                                   1,866         1,942
  Other liabilities                                      5,132         5,082
                                                      --------      --------
          Total liabilities                             67,898        75,524
                                                      --------      --------

Commitments and contingencies

Stockholders' equity
  Common stock, issued and outstanding 7,109,069
     shares and 7,094,569 shares, respectively              71            71
  Additional paid-in capital                            26,396        26,311
  Retained earnings                                     14,294        14,675
                                                      --------      --------
           Total stockholders' equity                   40,761        41,057
                                                      --------      --------
                                                      $108,659      $116,581
                                                      ========      ========
*Condensed from audited financial statement

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THREE MONTHS ENDED
                                               DECEMBER 31,
                                        ------------------------
                                           1997            1996
                                        ---------      ---------
Net sales                               $  36,983      $  45,095
Cost of sales                              30,408         37,138
                                        ---------      ---------
Gross profit                                6,575          7,957

Selling, general and administrative
  expenses                                  6,333          7,083
                                        ---------      ---------
Operating income                              242            874
                                        ---------      ---------

Other income (expenses)
   Interest expense                        (1,024)          (843)
   Other income (expenses)                    294             (2)
                                        ---------      ---------
Total other income (expenses)                (730)          (845)
                                        ---------      ---------

Income (loss) before income taxes            (488)            29

Income tax benefit (provision)                107             (7)
                                        ---------      ---------
Net income (loss)                       $    (381)     $      22
                                        =========      =========

Weighted average number of
  shares outstanding
         Basic                              7,105          7,064
         Diluted                            7,105          7,560

Earnings (loss) per share
         Basic                          $   (0.05)     $    --
         Diluted                        $   (0.05)     $    --


The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1997         1996
                                                                   --------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (381)     $    22
  Adjustments for non-cash items                                     1,129        2,101
  Change in assets and liabilities                                   1,432       (1,153)
                                                                   -------      -------
  Net cash provided by (used in) operating activities                2,180          970
                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                           (721)      (2,257)
  Payments for acquisitions                                           --            (15)
  Decrease in restricted cash equivalents and
      short-term investments                                           103         --
                                                                   -------      -------
  Net cash provided by (used in) investing activities                 (618)      (2,272)
                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                            57            3
  Payments on other liabilities                                        (55)        (182)
  Payments on bonds                                                    (75)         (70)
  Proceeds from notes payable - credit lines                         6,500        6,800
  Payments on notes payable - credit lines                          (8,150)      (5,311)
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                  (655)        (414)
  Sinking fund redemption payments on bonds                           (225)        (225)
                                                                   -------      -------
  Net cash provided by (used in) financing activities               (2,603)         601
                                                                   -------      -------

  Net increase (decrease) in cash and cash equivalents              (1,041)        (701)
  Cash and cash equivalents at beginning of period                   1,847        1,766
                                                                   -------      -------
  Cash and cash equivalents at end of period                       $   806      $ 1,065
                                                                   =======      =======

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                       SUPPLEMENTAL CASH FLOW INFORMATION


                                         THREE MONTHS ENDED
                                            DECEMBER 31,
                                         ------------------
                                           1997      1996
                                         -------    -------
                                           (IN THOUSANDS)

                       Cash paid for:

                          Interest         $788     $761
                          Income taxes     $ 78     $229


      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended December 31, 1996, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $607,000.

The accompanying notes are an integral part of these condensed onsolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1997 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

Earnings (loss) per Share

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") for the quarter ended December 31, 1997 which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. Upon adoption, earnings per share data for prior periods are required to be restated. Accordingly, the earnings per share data for the quarter ended December 31, 1996 presented herein has been restated.

2.       INVENTORIES

Inventories consisted of the following:


                                       DECEMBER 31,    SEPTEMBER 30,
                                          1997             1997
                                       ------------    --------------
                                             (In thousands)

                Raw materials            $ 3,712        $ 3,569
                Work-in-progress             892          1,006
                Finished goods            27,797         30,037
                                         =======        =======
                Total Inventories        $32,401        $34,612
                                         =======        =======


3. PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of the Company's wholly-owned subsidiary Go-Gro Industries Ltd. ("Go-Gro"), and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                                   (UNAUDITED)

3. PROPERTY AND EQUIPMENT, NET (CONTINUED

$1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed (and was completed) by April 1, 1997 and the remainder by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10.4 million had been expended as of December 31, 1997), and includes approximately $1.0 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory became operational in June 1997.

4. CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $364,000 provision for post-judgment interest was recorded through December 31, 1997. The Company is appealing the verdict and attorney fee award.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                                   (UNAUDITED)

4. CONTINGENCIES (CONTINUED)

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation, accordingly no provision for this matter has been recorded in the financial statements. Discovery is proceeding and the case could be tried in late 1998.

The Company has recently received a number of claims relating to halogen torchieres sold by the Company to various retailers. While the Company is still in the process of evaluating these claims, management does not currently believe they will result in a material uninsured liability to the Company.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the financial position or annual results of operations of the Company.

OTHER

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

During the fiscal year ended September 30, 1997, approximately 94% of the total products either purchased or manufactured by the Company were imported from China. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On May 29, 1997, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1997. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. On June 24, 1997 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5. NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS no. 131 is effective for financial statements for periods beginning after December 15, 1997, with disclosures in interim financial statements not required in the year of adoption. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; changes in business strategy; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended September 30, 1997. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         In the following comparison of the results of operations, the three months ended December 31, 1997 and 1996 are referred to as 1997 and 1996, respectively.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

         Net sales and gross profit for 1997 were $37 million and $6.6 million, respectively, as compared to $45.1 million and $8.0 million, respectively, for 1996. The Company incurred a net loss of $381,000 ($.05 per share) in 1997 compared to net income of $22,000 ($.00 per share) in 1996.

         The $8.1 million decrease in net sales from the prior year reflects a decrease in the average selling price per unit and, to a lesser extent, a decrease in units sold. Lamp sales decreased by $6.2 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $1.9 million. Lamps and lighting fixtures accounted for 59% and 41%, respectively, of net sales in 1997 compared to 63% and 37% in 1996, respectively. In 1997 and 1996, Home Depot accounted for 26.1% and 13.8%, respectively, of the Company's net sales. Approximately $3.5 million of the sales decline is attributable to a decrease in unit sales of one product class, halogen torchieres. The sales decline for the halogen torchieres is attributed in part to media attention focused on incidents of fire associated with this product. Current versions of the halogen torchiere sold by the Company incorporate new safety devices exceeding the new safety requirements for this product recently promulgated by Underwriters Laboratory. During fiscal 1998 the Company expects to introduce new versions of the torchiere incorporating new technologies to address the declining sales of this product category. However, there can be no assurance these versions will be as successful as the previous models and torchiere sales for the balance of fiscal 1998 are not expected to equal fiscal 1997 sales levels. Another $2.1 million of the decline related to sales of Meridian lamps and "Hugger" flashlights, which have been discontinued. Management believes the remainder of the sales decrease is due to a variety of factors including the consolidation of the customer base, delayed new product placement in Europe and the purchasing patterns of the Company's customers in general, which can vary from quarter to quarter. Sales during the second quarter of fiscal 1998 could continue to be adversely affected by these factors.

         Gross profit decreased by $1.4 million in 1997 due to lower overall sales. The gross profit percentage of 17.8% for 1997 represented an increase from 1996, which was 17.2% after eliminating the impact of the $2.1 million in sales of discontinued products. The slight improvement in the gross profit percentage from 1996 to 1997 was attributable to improved margins earned on direct sales.

         Many of the Company's major customers (most notably Home Depot and Kmart) are currently purchasing from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 63% of the Company's sales in 1997 were made on a direct basis as compared to 54% in 1996. Sales made by the Company on

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

a direct basis typically generate lower margins than sales from the Company's warehouses, and a higher relative proportion of direct sales could negatively affect the gross profit percentage. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. The Company believes that the majority of any future sales growth will most likely be comprised of direct sales made to the Company's larger customers.

         Selling, general and administrative expenses ("SG&A") were 17.1% of sales in 1997 compared to 15.7% in 1996. The increase as a percentage of sales is attributable to the decline in sales. The $750,000 decrease in SG&A is primarily attributable to a decrease in professional fees of $1.2 million (1996 included approximately $900,000 in legal fees for patent litigation) and $148,000 in SG&A incurred by Meridian which ceased operations in June 1997. These decreases were partially offset by increased costs in the Orient to support the Company's growth and restructuring of operations ($272,000) and higher U.S. personnel costs ($247,000).

         Interest expense increased to $1 million in 1997 from $843,000 in 1996 reflecting a $106,000 provision for interest related to the $4.3 million adverse jury verdict presently under appeal (see Note 4 of Notes to Condensed Consolidated Financial Statements) and increased borrowings to finance capital expenditures.

         The effective income tax rates for 1997 and 1996 were 21.9% and 24.1%, respectively. The lower effective tax rate for 1997 reflects the projected impact for the fiscal year ended September 30, 1998 of high proportionate foreign income, which is taxed at a significantly lower rate than U.S. income.

         Other income for 1997 includes a gain of $164,000 on the sale of marketable equity securities. The remainder consists primarily of rental income on the Meridian facility.

MERIDIAN

The Company ceased manufacturing operations and closed its Meridian Lamps facility in June 1997. Net sales for 1996 were $696,000, cost of sales was $1.1 million and the pretax loss was $571,000.

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

CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $1 million from September 30, 1997 to December 31, 1997.

         Net cash of $2.2 million was provided by operating activities and used primarily to pay for capital expenditures aggregating $721,000 and to pay down credit lines. Capital expenditures included $530,000 in costs incurred by Go-Gro for the purchase of machinery, molds and equipment.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, CONVERTIBLE SUBORDINATED NOTES, MORTGAGE AND
BONDS

         The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures March 31, 1999 and provides for quarterly principal payments of $950,000 on the non-revolving loan which commenced on June 1, 1997. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR + 2.5% at December 31, 1997). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At December 31, 1997, the Company had used $36.4 million under its credit facility and $602,000 was available for additional borrowings under the borrowing base calculation.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.9 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances bear interest at the Canadian prime rate plus .5% (6.5% at December 31, 1997). At December 31, 1997, borrowings amounted to U.S. $1.1 million and U.S. $883,000 million was available for additional borrowings under the borrowing base calculation. Borrowings under the Hong Kong facility are secured by substantially all the assets of Go-Gro. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (10% at December 31, 1997). At December 31, 1997, there were no borrowings under this facility and $3.5 million was available for borrowings. Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits the payment of dividends that may be paid to the Company but does not limit advances or loans from Go-Gro to the Company.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a new warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.15% at December 31, 1997) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8.9 million direct pay letter of credit which is not part of the Company's credit line.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, CONVERTIBLE SUBORDINATED NOTES, MORTGAGE AND BONDS (CONTINUED)

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

         The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which $621,000 was available at December 31, 1997. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of machinery and equipment for its China facilities of which U.S. $699,000 was available at December 31, 1997.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 1999, based on a 15 year amortization schedule, with a balloon payment in 1999, bearing interest at 8% and secured by a mortgage on the land and building.

NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement, of segment amounts from period to period. SFAS no. 131 is effective for financial statements for periods beginning after December 15, 1997, with disclosures in interim financial statements not required in the year of adoption. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of the Company's wholly-owned subsidiary Go-Gro Industries Ltd. ("Go-Gro"), and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed (and was completed) by April 1, 1997 and the remainder by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10.4 million had been expended as of December 31, 1997), and includes approximately $1.0 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory became fully operational in June 1997.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation ("Westinghouse") to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement. Net sales of Westinghouse branded products amounted to $1.7 million and $1.1 million for the quarter ended December 31, 1997 and 1996, respectively.

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation, accordigly no provision for this matter has been recorded in the financial statements. Discovery is proceeding and the case could be tried in late 1998.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS

         During the fiscal year ended September 30, 1997, approximately 94% of the total products either purchased or manufactured by the Company were imported from China. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On May 29, 1997, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1997. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. On June 24, 1997 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

ECONOMIC CONDITIONS

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

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

         11   Schedule of Computation of Diluted Earnings (loss) per Share

         27   Financial Data Schedule

(b)   REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            /s/ ROBERT HERSH
                                            ----------------
                                            Robert Hersh
                                            Chief Executive Officer and
                                            President



                                            /s/ DAVID W. SASNETT
                                            --------------------
                                            David W. Sasnett
                                            Chief Financial Officer and
                                            Chief Accounting Officer

Date: February 13, 1998

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

  11          Schedule of Computation of Diluted Earnings (loss) per Share

  27          Financial Data Schedule