Form 10-Q
period 1998-03-31
CATALINA LIGHTING INC
filed 1998-05-15
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from ______________________ to ____________________

                          Commission file number 1-9917

                             CATALINA LIGHTING, INC
            -----------------------------------------------------
            (Exact name of registrant as specified in its chapter)

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


         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON MAY 6, 1998: 7,109,069 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                        PAGE NO.
                                                                       --------
      Condensed consolidated balance sheets -
       March 31, 1998 and September 30, 1997...........................  3-4

      Condensed consolidated statements of operations -
       Three and six months ended March 31, 1998 and 1997..............  5

      Condensed consolidated statements of cash flows -
       Six months ended March 31, 1998 and 1997........................  6-7

      Notes to condensed consolidated financial statements.............  8-11

      Management's discussion and analysis of financial
       condition and results ofoperations..............................  12-18

PART II   OTHER INFORMATION

      ITEM 1 Legal Proceedings.........................................  19

      ITEM 4 Submission of Matters to a Vote of Security Holders.......  19

      ITEM 6 Exhibits and Reports on Form 8-K..........................  19

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                            ASSETS                               MARCH 31,           SEPTEMBER 30,
                                                                   1998                   1997
                                                            ------------------     -----------------
                                                               (Unaudited)                *

Current assets

  Cash and cash equivalents                                 $           1,629       $         1,847
  Account receivable, net of allowances
      of $8,288 and $8,314 respectively                                24,888                24,169
  Inventories                                                          29,149                34,612
  Income taxes receivable                                               2,073                 2,380
  Other current assets                                                  6,903                 5,406
                                                            ------------------     -----------------

             Total current assets                                      64,642                68,414

Property and equipment, net                                            28,926                29,969
Restricted cash equivalents and short-term investments                  2,238                 1,883
Goodwill, net                                                          11,245                11,473
Other assets                                                            4,525                 4,842
                                                            ------------------     -----------------
                                                            $         111,576      $        116,581
                                                            ==================     =================




(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                    MARCH 31,         SEPTEMBER 30,
      LIABILITIES AND STOCKHOLDERS' EQUITY            1998               1997
                                                   -----------         ---------
                                                   (Unaudited)            *
Current liabilities
 Notes payable - credit lines                         $  5,599          $  5,574
 Accounts and letters of credit payable                 15,698            18,099
 Current maturities of bonds payable                       980               970
 Current maturities of other long-term debt                484               476
 Other current liabilities                               5,004             5,586
                                                      --------          --------
       Total current liabilities                        27,765            30,705

  Notes payable - credit lines                          18,800            21,000
  Convertible subordinated notes                         7,600             7,600
  Bonds payable - real estate related                    9,110             9,195
  Other long-term debt                                   1,796             1,942
  Other liabilities                                      5,182             5,082
                                                      --------          --------
       Total liabilities                                70,253            75,524
                                                      --------          --------

Commitments and contingencies

Stockholders' equity
  Common stock, issued and outstanding 7,109
   shares and 7,095 shares, respectively                    71                71
  Additional paid-in capital                            26,422            26,311
  Retained earnings                                     14,830            14,675
                                                      --------          --------
       Total stockholders' equity                       41,323            41,057
                                                      --------          --------
                                                      $111,576          $116,581
                                                      ========          ========



*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                MARCH 31,                        MARCH 31,
                                       ------------------------------  ------------------------------
                                           1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------
Net sales                              $      40,246   $      44,874   $      77,229   $      89,969
Cost of sales                                 31,959          38,426          62,367          75,564
                                       --------------  --------------  --------------  --------------
Gross profit                                   8,287           6,448          14,862          14,405

Selling, general and administrative
 expenses                                      6,636           6,287          13,120          12,442
Plant closing costs                                -             930               -             930
Litigation charges and
 related professional fees                        29           6,304            (122)          7,232
                                       --------------  --------------  --------------  --------------
Operating income (loss)                        1,622          (7,073)          1,864          (6,199)
                                       --------------  --------------  --------------  --------------

Other income (expenses):
 Interest expense                             (1,023)           (978)         (2,047)         (1,821)
 Other income (expenses)                         104             (15)            398             (17)
                                       --------------  --------------  --------------  --------------
Total other income (expenses)                   (919)           (993)         (1,649)         (1,838)
                                       --------------  --------------  --------------  --------------

Income (loss) before income taxes                703          (8,066)            215          (8,037)

Income tax benefit (provision)                  (167)          3,078             (60)          3,071
                                       --------------  --------------  --------------  --------------
Net income (loss)                      $         536   $      (4,988)  $         155   $      (4,966)
                                       ==============  ==============  ==============  ==============

Weighted average number of
  shares outstanding
       Basic                                   7,109           7,065           7,107           7,065
       Diluted                                 7,421           7,065           7,600           7,065

Earnings (loss) per share
       Basic                            $       0.08   $       (0.71)  $        0.02   $      (0.70)
       Diluted                          $       0.07   $       (0.71)  $        0.02   $      (0.70)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ----------------------------------
                                                                         1998               1997
                                                                    ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                  $            155   $        (4,966)
 Adjustments for non-cash items:
  Plant closing costs                                                             -                930
  Litigation settlements                                                          -              4,274
  Other                                                                        2,385             3,223
 Change in assets and liabilities                                              1,190            (5,254)
                                                                    ----------------   ---------------
 Net cash provided by (used in) operating activities                           3,730            (1,793)
                                                                    ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures, net                                                    (1,037)           (4,772)
 Payments for acquisitions                                                        -                (44)
 Decrease (increase) in restricted cash equivalents and
   short-term investments                                                         96               (11)
                                                                    ----------------   ---------------
 Net cash provided by (used in) investing activities                            (941)           (4,827)
                                                                    ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Net proceeds from issuance of common stock                                       57                 5
 Payments on other liabilities                                                  (364)             (357)
 Payments on bonds                                                               (75)              (70)
 Proceeds from notes payable - credit lines                                   12,600            18,700
 Payments on notes payable - credit lines                                    (14,800)          (11,821)
 Net proceeds from (payments on) notes payable - credit lines
    due on demand                                                                 25            (1,153)
 Sinking fund redemption payments on bonds                                      (450)             (450)
                                                                    ----------------   ---------------
 Net cash provided by (used in) financing activities                          (3,007)            4,854
                                                                    ----------------   ---------------

 Net increase (decrease) in cash and cash equivalents                           (218)           (1,766)
 Cash and cash equivalents at beginning of period                              1,847             1,766
                                                                    ----------------   ---------------
 Cash and cash equivalents at end of period                         $          1,629   $            -
                                                                    ================   ===============


(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                       SUPPLEMENTAL CASH FLOW INFORMATION

                                       SIX MONTHS ENDED
                                           MARCH 31,
                               ----------------------------------
                                     1998              1997
                               ----------------  ----------------
                                        (IN THOUSANDS)

       Cash paid for:
        Interest               $        2,057    $         1,833
        Income taxes           $          141    $           888


       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended March 31, 1998 and 1997, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $124,000 and $617,000, respectively.


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

In the opinion of management, all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 1998 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

Earnings (loss) per Share

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") for the quarter ended December 31, 1997 which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Upon adoption, earnings per share data for prior periods are required to be restated. Earnings per share information presented in the accompanying financial statements for the three and six months ended March 31, 1997 have been restated to comply with SFAS No. 128.

2.   INVENTORIES

Inventories consisted of the following:

                               MARCH 31,          SEPTEMBER 30,
                                 1998                 1997
                           ------------------   ------------------
                                        (In thousands)

Raw materials              $           3,710    $           3,569
Work-in-progress                         910                1,006
Finished goods                        24,529               30,037
                           ------------------   ------------------
Total Inventories          $          29,149    $          34,612
                           ==================   ==================


3.   PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of the Company's wholly-owned subsidiary Go-Gro Industries Ltd. ("Go-Gro"), and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed (which was completed) by April 1, 1997 and the remainder by December 31, 1999. The Company plans to file an application to extend the completion

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   PROPERTY AND EQUIPMENT, NET (CONTINUED)

deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10.4 million had been expended as of March 31, 1998), and includes approximately $1.0 million for a Municipal Coordination Facilities Fee
(MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory, became operational in June 1997.

4.   CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $470,000 provision for post-judgment interest has been recorded through March 31, 1998. The Company is appealing the verdict and attorney fee award.

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

breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation, accordingly no provision for this matter has been recorded in the accompanying condensed consolidated financial statements. Discovery is proceeding and the case could be tried in late 1998.

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

OTHER

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action and estimate the potential incremental costs required to address this issue by December 1998. The Company is presently unable to determine what impact, if any, the Year 2000 issue will have on its operations.

Substantially all of the products either purchased or manufactured by the Company are imported from China. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On May 29, 1997, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1997. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. On June 24, 1997 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

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

5.   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

      In the following comparison of the results of operations, the three and six months ended March 31, 1998 and 1997 are referred to as 1998 and 1997, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Net sales and gross profit for 1998 were $40.2 million and $8.3 million, respectively, as compared to $44.9 million and $6.4 million, respectively, for 1997. The Company generated net income of $536,000 ($.07 per share) in 1998 compared to a net loss of $5 million ($.71 per share) in 1997.

      The $4.6 million decrease in net sales from the prior year is attributable to a $4.7 million decline in unit sales of one product class, halogen torchieres. The sales decline for the halogen torchieres is due in part to media attention focused on incidents of fire associated with this product. Current versions of the halogen torchiere sold by the Company incorporate new safety devices exceeding the new safety requirements for this product recently promulgated by Underwriters Laboratory. During the latter half of fiscal 1998 the Company expects to introduce new versions of the torchiere incorporating new technologies to address the declining sales of this product category. However, there can be no assurance these versions will be as successful as the previous models and torchiere sales for the balance of fiscal 1998 are not expected to equal fiscal 1997 sales levels. Another $883,000 of the decline related to sales of Meridian lamps. Lamp sales decreased by $1.4 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $3.2 million. Lamps and lighting fixtures accounted for 67% and 33%, respectively, of net sales in 1998 compared to 63% and 37% in 1997, respectively. In 1998 and 1997, Home Depot accounted for 24% and 19.3%, respectively, of the Company's net sales.

      Gross profit increased by $1.8 million in 1998. The gross profit percentage of 20.6% for 1998 represented an increase from 1997, which was 17.8% after eliminating the impact on the gross profit percentage of the Company's discontinued Meridian Lamps manufacturing subsidiary. The improvement in the gross profit percentage from 1997 to 1998 was attributable to improved margins earned on direct sales due to new product placement and a more profitable product mix.

      Many of the Company's major customers (most notably Home Depot and Kmart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 56% of the Company's sales in 1998 were made on a direct basis as compared to 55% in 1997. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      Selling, general and administrative expenses ("SG&A") increased by $349,000 primarily due to increased costs in the Orient to support the Company's growth and restructuring of operations ($380,000) and an increase in royalties ($125,000). These increases were partially offset by a decrease of $126,000 in SG&A incurred by Meridian which ceased operations in June 1997. SG&A expenses were 16.5% of sales in 1998 compared to 14% in 1997. The increase in SG&A as a percentage of sales is attributable to the factors mentioned above and the decline in sales.

      In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

      Litigation charges and related professional fees in 1997 represented the amount provided for an adverse jury verdict of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these two matters (see Note 4 of Notes to Condensed Consolidated Financial Statements).

      Interest expense increased to $1 million in 1998 from $978,000 in 1997 reflecting a $106,000 provision for interest related to the $4.3 million adverse jury verdict presently under appeal (see Note 4 of Notes to Condensed Consolidated Financial Statements).

      Other income for 1998 consists primarily of a refund of excess pension fund contributions and rental income on the Meridian facility.

      The effective income tax rates for 1998 and 1997 were 24% and 38%, respectively. The lower effective tax rate for 1998 reflects the projected impact for the fiscal year ended September 30, 1998 of higher proportionate foreign income, which is taxed at a significantly lower rate than U.S. income.

MERIDIAN

      The Company ceased manufacturing operations and closed its Meridian Lamps facility in June 1997. Net sales for 1997 were $883,000, cost of sales was $2.3 million and the pretax loss was $2.5 million.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1998 AND 1997

      Net sales and gross profit for 1998 were $77.2 million and $14.9 million, respectively, as compared to $90 million and $14.4 million, respectively, for 1997. The Company generated net income of $155,000 ($.02 per share) in 1998 compared to a net loss of $5 million ($.70 per share) in 1997.

      The $12.7 million decrease in net sales from the prior year is attributable to an $8.1 million decline in unit sales of one product class, halogen torchieres and $2.9 million in sales of now discontinued products, the Meridian lamps and "Hugger" flashlights. The sales decline for the halogen torchieres is attributed in part to media attention focused on incidents of fire associated with this product. Current versions of the halogen torchiere sold by the Company incorporate new safety devices exceeding the new safety requirements for this product recently promulgated by Underwriters Laboratory. During the latter half of fiscal 1998 the Company expects to introduce new versions of the torchiere incorporating new technologies to address the declining sales of this product category. However, there can be no assurance these versions will be as successful as the previous models and torchiere sales for the balance of fiscal 1998 are not expected to equal fiscal 1997 sales levels. Management believes the remainder of the sales decrease is due to a variety of factors including the consolidation of the customer base, delayed new product placement in Europe and the purchasing patterns of the Company's customers in general, which can vary from quarter to quarter. Sales during the third quarter of fiscal 1998 could continue to be adversely affected by these factors. Lamp sales decreased by $7.7 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $5 million. Lamps and lighting fixtures accounted for 63% and 37%, respectively, of net sales in 1998 and 1997. In 1998 and 1997, Home Depot accounted for 25% and 16.5%, respectively, of the Company's net sales.

      Gross profit increased by $457,000 in 1998. The gross profit percentage of 19.2% for 1998 represented an increase from 1997, which was 17.5% after eliminating the impact of sales of discontinued products and discontinued operations. The improvement in the gross profit percentage from 1997 to 1998 was attributable to improved margins earned on direct sales due to new product placement and a more profitable product mix.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      Many of the Company's major customers (most notably Home Depot and Kmart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 59% of the Company's sales in 1998 were made on a direct basis as compared to 55% in 1997. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer.

      Selling, general and administrative expenses ("SG&A") increased by $678,000 due to increased costs in the Orient to support the Company's growth and restructuring of operations ($652,000) and higher U.S. personnel costs ($279,000). These increases were partially offset by a decrease of $261,000 in SG&A incurred by Meridian which ceased operations in June 1997. SG&A expenses were 17% of sales in 1998 compared to 13.8% in 1997. The increase in SG&A as a percentage of sales is attributable to the factors mentioned above and the decline in sales.

      In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

      Litigation charges and related professional fees in 1997 represented the amount provided for an adverse jury verdict of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these two matters (see Note 4 of Notes to Condensed Consolidated Financial Statements).

      Interest expense increased to $2 million in 1998 from $1.8 million in 1997 reflecting a $212,000 provision for interest related to the $4.3 million adverse jury verdict presently under appeal (see Note 4 of Notes to Condensed Consolidated Financial Statements).

      Other income for 1998 includes a gain of $164,000 on the sale of marketable equity securities, with the remainder consisting primarily of rental income on the Meridian facility.

      The effective income tax rates for 1998 and 1997 were 28% and 38%, respectively. The lower effective tax rate for 1998 reflects the projected impact for the fiscal year ended September 30, 1998 of higher proportionate foreign income, which is taxed at a significantly lower rate than U.S. income.

MERIDIAN

      The Company ceased manufacturing operations and closed its Meridian Lamps facility in June 1997. Net sales for 1997 were $1.6 million, cost of sales was $3.3 million and the pretax loss was $3.1 million.

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

CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 1998

      The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $218,000 from September 30, 1997 to March 31, 1998.

     The net cash of $3.7 million provided by operating activities was used primarily to pay for capital expenditures aggregating $1 million, to pay down credit lines and to make sinking fund redemption payments on outstanding bonds. Such capital expenditures included $760,000 in costs incurred by Go-Gro for the purchase of machinery, molds and equipment and building improvements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, CONVERTIBLE SUBORDINATED NOTES, MORTGAGE AND
BONDS

      The Company has a $65 million credit facility with a group of commercial banks. This facility provides credit in the form of a $7.6 million non-revolving loan and $57.4 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures September 30, 1999 and provides for quarterly principal payments of $950,000 on the non-revolving loan which commenced on June 1, 1997. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR + 2.5% at March 31, 1998). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At March 31, 1998, the Company had used $24 million under its credit facility and $4.9 million was available for additional borrowings under the borrowing base calculation.

      The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.9 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances bear interest at the Canadian prime rate plus .5% (7% at March 31, 1998). At March 31, 1998, borrowings amounted to U.S. $1.8 million and U.S. $423,000 was available for additional borrowings under the borrowing base calculation. Borrowings under the Hong Kong facility are secured by substantially all the assets of Go-Gro. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9% at March 31, 1998). At March 31, 1998, there were no borrowings under this facility and $1.1 million was available for borrowings. Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits the payment of dividends that may be paid to the Company but does not limit advances or loans from Go-Gro to the Company.

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

      The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.65% at March 31, 1998) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8.9 million direct pay letter of credit which is not part of the Company's credit line.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, CONVERTIBLE SUBORDINATED NOTES, MORTGAGE AND BONDS (CONTINUED)

      The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.36% and a contractual maturity of 15 years. The bonds are secured by a first mortgage on land, building and improvements and a $1.4 million standby letter of credit which is not part of the Company's credit line. Interest on the bonds is payable semiannually and principal payments are due annually. In June 1997, the Company ceased manufacturing operations at Meridian and leased the facility to a non-manufacturing entity and in August 1997 made a $1.5 million payment in escrow with respect to the bonds. The Company plans to redeem the bonds at their earliest redemption date, approximately November 1, 1999.

      The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which $645,000 was available at March 31, 1998. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of machinery and equipment for its China facilities of which U.S. $370,000 was available at March 31, 1998.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER

      Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of the Company's wholly-owned subsidiary Go-Gro Industries Ltd. ("Go-Gro"), and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed (which was completed) by April 1, 1997 and the remainder by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10.4 million had been expended as of March 31, 1998), and includes approximately $1.0 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory became fully operational in June 1997.

      On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation ("Westinghouse") to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Either party has the right to terminate the agreement during years three through five of the agreement if the Company does not meet the minimum net shipments required under the agreement. Net sales of Westinghouse branded products amounted to $3.5 million and $4.0 million for the six months ended March 31, 1998 and 1997, respectively.

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

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action, and estimate the potential incremental costs required to address this issue by December 1998. The Company is presently unable to determine what impact, if any, the Year 2000 issue will have on its operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RENEWAL OF CHINA'S MOST FAVORED NATION STATUS

      Substantially all of the products either purchased or manufactured by the Company are imported from China. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On May 29, 1997, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1997. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. On June 24, 1997 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

         10.154 Seventh Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. dated December 31, 1997.

         10.155 Twelfth Amendment to Third Amended and Restated Credit Agreement between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated December 31, 1997.

         10.156 Second Amendment to Financing Agreement between Catalina Lighting Canada (1992), Inc. and National Bank of Canada dated December 19, 1997.

         10.157 Eighth Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1998.

         10.158 Thirteenth Amendment to Third Amended and Restated Credit Agreement between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1998.

         11       Schedule of Computation of Diluted Earnings (Loss) per Share.

         27.1     Financial Data Schedule

         27.2     Restated Financial Data Schedule

(b)    REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/ DAVID W. SASNETT
                                                  ----------------------------
                                                   DAVID W. SASNETT
                                                   SENIOR VICE PRESIDENT

                                                  /s/ DAVID W. SASNETT
                                                  ----------------------------
                                                   DAVID W. SASNETT
                                                   CHIEF FINANCIAL OFFICER AND
                                                   CHIEF ACCOUNTING OFFICER

Date:  May 15, 1998

                                 EXHIBIT INDEX


   EXHIBITS                                DESCRIPTION
   --------                                -----------

     10.154 Seventh Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. dated December 31, 1997.

     10.155 Twelfth Amendment to Third Amended and Restated Credit Agreement between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated December 31, 1997.

     10.156 Second Amendment to Financing Agreement between Catalina Lighting Canada (1992), Inc. and National Bank of Canada dated December 19, 1997.

     10.157 Eighth Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1998.

     10.158 Thirteenth Amendment to Third Amended and Restated Credit Agreement between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1998.

     11        Schedule of Computation of Diluted Earnings (Loss) per Share.

     27.1      Financial Data Schedule

     27.2      Restated Financial Data Schedule