Form 10-Q
period 1998-06-30
CATALINA LIGHTING INC
filed 1998-08-14
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _____________________ to ____________________


                          Commission file number 1-9917
                             CATALINA LIGHTING, INC
             (Exact name of registrant as specified in its chapter)


                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)


                                   59-1548266
                     (I.R.S. Employer Identification Number)


                   18191 NW 68TH AVENUE, MIAMI, FLORIDA 33015
               (Address of principal executive offices) (Zip Code)


                                 (305) 558-4777
               Registrant's telephone number, including area code



      --------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


Indicate by check / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON AUGUST 7, 1998: 7,174,669 SHARES.


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX


PART I    FINANCIAL INFORMATION                                            PAGE NO.

           Condensed consolidated balance sheets -
             June 30, 1998 and September 30, 1997...........................    3-4

           Condensed consolidated statements of operations -
             Three and nine months ended June 30, 1998 and 1997............     5

           Condensed consolidated statements of cash flows -
             Nine months ended June 30, 1998 and 1997......................     6-7

           Notes to condensed consolidated financial statements............     8-11

           Management's discussion and analysis of financial
             condition and results of operations...........................     12-18


PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings.......................................     19

           ITEM 4  Submission of Matters to a Vote of Security Holders.....     19

           ITEM 6  Exhibits and Reports on Form 8-K........................     19

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                   ASSETS                                           JUNE 30,                 SEPTEMBER 30,
                                   ------                                             1998                        1997
                                                                              ----------------------      ---------------------
                                                                                   (Unaudited)                     *
Current assets
  Cash and cash equivalents                                                               $   1,506                  $   1,847
  Accounts receivable, net of allowances
      of $8,146 and $8,314 respectively                                                      23,330                     24,169
  Inventories                                                                                30,163                     34,612
  Income taxes receivable                                                                         -                      2,380
  Other current assets                                                                        6,778                      5,406
                                                                              ----------------------      ---------------------
             Total current assets                                                            61,777                     68,414

Property and equipment, net                                                                  28,261                     29,969
Restricted cash equivalents and short-term investments                                        1,568                      1,883
Goodwill, net                                                                                11,131                     11,473
Other assets                                                                                  4,480                      4,842
                                                                              ======================      =====================
                                                                                          $ 107,217                  $ 116,581
                                                                              ======================      =====================

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                            JUNE 30,          SEPTEMBER 30,
               LIABILITIES AND STOCKHOLDERS' EQUITY                           1998                 1997
               ------------------------------------                    -------------------   -----------------
                                                                          (Unaudited)               *
Current liabilities
 Notes payable - credit lines                                                   $   4,850           $   5,574
 Accounts and letters of credit payable                                            15,972              18,099
 Current maturities of bonds payable                                                  980                 970
 Current maturities of other long-term debt                                           504                 476
 Other current liabilities                                                          7,281               5,586
                                                                       -------------------   -----------------
         Total current liabilities                                                 29,587              30,705

  Notes payable - credit lines                                                     12,300              21,000
  Convertible subordinated notes                                                    7,600               7,600
  Bonds payable - real estate related                                               8,210               9,195
  Other long-term debt                                                              2,019               1,942
  Other liabilities                                                                 5,228               5,082
                                                                       -------------------   -----------------
          Total liabilities                                                        64,944              75,524
                                                                       -------------------   -----------------
Commitments and contingencies

Stockholders' equity
  Common stock, issued and outstanding 7,172
     shares and 7,095 shares, respectively                                             72                  71
  Additional paid-in capital                                                       26,538              26,311
  Retained earnings                                                                15,663              14,675
                                                                       -------------------   -----------------
           Total stockholders' equity                                              42,273              41,057
                                                                       -------------------   -----------------
                                                                                $ 107,217           $ 116,581
                                                                       ===================   =================

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                               -------------------------------------   ------------------------------------
                                                     1998                1997               1998                1997
                                               -----------------   -----------------   ----------------   -----------------
Net sales                                              $ 45,037            $ 56,394          $ 122,266           $ 146,363

Cost of sales                                            36,257              47,413             98,624             122,977
                                               -----------------   -----------------   ----------------   -----------------
Gross profit                                              8,780               8,981             23,642              23,386

Selling, general and administrative
  expenses                                                6,776               6,761             19,896              19,203
Plant closing costs                                           -                   -                  -                 930
Litigation charges and
    related professional fees                                27                 160                (95)              7,392
                                               -----------------   -----------------   ----------------   -----------------
Operating income (loss)                                   1,977               2,060              3,841              (4,139)
                                               -----------------   -----------------   ----------------   -----------------
Other income (expenses):
   Interest expense                                        (936)             (1,144)            (2,983)             (2,965)
   Other income (expenses)                                   30                  50                428                  33
                                               -----------------   -----------------   ----------------   -----------------
Total other income (expenses)                              (906)             (1,094)            (2,555)             (2,932)
                                               -----------------   -----------------   ----------------   -----------------
Income (loss) before income taxes                         1,071                 966              1,286              (7,071)

Income tax benefit (provision)                             (238)               (144)              (298)              2,927
                                               -----------------   -----------------   ----------------   -----------------
Net income (loss)                                      $    833            $    822          $     988           $  (4,144)
                                               =================   =================   ================   =================
Weighted average number of
  shares outstanding
         Basic                                            7,126               7,069              7,114               7,067
         Diluted                                          8,511               8,406              7,557               7,067

Earnings (loss) per share
         Basic                                         $   0.12            $   0.12          $    0.14           $   (0.59)
         Diluted                                       $   0.11            $   0.11          $    0.13           $   (0.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                -----------------------------------------
                                                                       1998                  1997
                                                                -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $     988             $  (4,144)
  Adjustments for non-cash items:
    Plant closing costs                                                          -                   930
    Litigation settlements                                                       -                 4,366
    Other                                                                    3,575                 5,864
  Change in assets and liabilities                                           6,675                (8,810)
                                                                -------------------    ------------------
  Net cash provided by (used in) operating activities                       11,238                (1,794)
                                                                -------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                 (1,173)               (6,419)
  Payments for acquisitions                                                      -                  (632)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                                   990                   882
                                                                -------------------    ------------------
  Net cash provided by (used in) investing activities                         (183)               (6,169)
                                                                -------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                   167                     2
  Payments on other liabilities                                               (489)                 (524)
  Payments on bonds                                                           (975)                 (970)
  Proceeds from notes payable - credit lines                                23,100                30,200
  Payments on notes payable - credit lines                                 (32,750)              (19,838)
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                           226                (2,019)
  Sinking fund redemption payments on bonds                                   (675)                 (654)
                                                                -------------------    ------------------
  Net cash provided by (used in) financing activities                      (11,396)                6,197
                                                                -------------------    ------------------

  Net increase (decrease) in cash and cash equivalents                        (341)               (1,766)
  Cash and cash equivalents at beginning of period                           1,847                 1,766
                                                                -------------------    ------------------
  Cash and cash equivalents at end of period                             $   1,506             $       -
                                                                ===================    ==================


(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                -----------------------------------------
                                                                       1998                  1997
                                                                -------------------    ------------------
                                                                              (IN THOUSANDS)
Cash paid for:
   Interest                                                        $  2,599               $ 2,697
   Income taxes paid (refunded)                                    $ (3,345)              $ 1,038

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended June 30, 1998 and 1997, capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $438,000 and $617,000, respectively.

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

In the opinion of management, all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 1998 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

EARNINGS (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") for the quarter ended December 31, 1997 which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Upon adoption, earnings per share data for prior periods are required to be restated. Earnings per share information presented in the accompanying financial statements for the three and nine months ended June 30, 1997 have been restated to comply with SFAS No. 128.

2. INVENTORIES

Inventories consisted of the following:

                                       JUNE 30,               SEPTEMBER 30,
                                         1998                     1997
                                 ---------------------    ----------------------
                                                 (In thousands)
Raw materials                                 $ 4,041                   $ 3,569
Work-in-progress                                  851                     1,006
Finished goods                                 25,271                    30,037
                                 =====================    ======================
Total inventories                            $ 30,163                  $ 34,612
                                 =====================    ======================

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

deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10 million had been expended as of June 30, 1998), and includes approximately $1.0 million for a Municipal Coordination Facilities Fee
(MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory became operational in June 1997.

4. CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $575,000 provision for post-judgment interest has been recorded through June 30, 1998. The Company is appealing the verdict and attorney fee award.

On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleged that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff sought injunctive relief and damages in excess of $10 million. The case was voluntarily dismissed by the plaintiff on June 30, 1998 and the order dismissing the case was entered on July 27, 1998.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Western District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in Pennsylvania and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation, accordingly no provision for this matter has been recorded in the accompanying condensed consolidated financial statements. Discovery is proceeding and the case should be tried in 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. CONTINGENCIES (CONTINUED)

The Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. While the Company is still in the process of evaluating these claims, management does not currently believe they will result in a material uninsured liability to the Company. However, the Company may experience an increase in its future product liability insurance premiums effective for the 1999 calendar year as a result of these claims.

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

Substantially all of the products either purchased or manufactured by the Company are imported from China. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On June 3, 1998, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1998. The trade status has been renamed "Normal Trade Relations" because it applies to all but a handful of U.S. trading partners. In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. On July 22, 1998 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses, nuclear proliferation policies and a growing U.S. trade deficit with China. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

During late 1997 various countries in Southeast Asia (including Thailand, South Korea, Malaysia, the Philippines and Indonesia) were involved in an emerging crisis impacting their economies and characterized by currency devaluations, rising interest rates, deteriorating economic growth and declining capital markets. The Company does not conduct business with, or have a significant investment in, any of these countries. However, this crisis could have serious adverse repercussions on the financial stability of all countries in the region, including Hong Kong and China, and has implications for the global financial system as well, including the United States. The Company believes that this Asian economic crisis has not significantly impacted its business to date. However, the Company is presently unable to determine what impact, if any, this Asian economic crisis will have on its business in the future.

         As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

5. COMMITMENTS

         During the three months ended June 30, 1998 the Company completed the move of its Canadian subsidiary from Montreal to Toronto and finalized a lease agreement for its new Toronto headquarters. The lease has a 10 year term expiring June 30, 2008 with an average annual rent of approximately $180,000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5. COMMITMENTS (CONTINUED)

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation ("Westinghouse") to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Compan s net shipments of Westinghouse branded products, subject to annual minimum payments due for fiscal 1997 and 1998. Commencing September 30, 1999 either party has the right to terminate the agreement during the fiscal years 1999 to 2001 if the Company does not meet the minimum net shipments of $25 million for fiscal 1999, $40 million for fiscal 2000, and $60 million for fiscal 2001. Net sales of Westinghouse branded products amounted to $6.6 million and $6.5 million for the nine months ended June 30, 1998 and 1997, respectively.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, with disclosures in interim financial statements not required in the year of adoption. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; changes in business strategy; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign and domestic tax laws; and other factors referenced in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended September 30, 1997. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         In the following comparison of the results of operations, the three and nine months ended June 30, 1998 and 1997 are referred to as 1998 and 1997, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net sales and gross profit for 1998 were $45 million and $8.8 million, respectively, as compared to $56.4 million and $9 million, respectively, for 1997. The Company generated net income of $833,000 ($.11 per share) in 1998 compared to net income of $822,000 ($.11 per share) in 1997.

         The $11.4 million decrease in net sales from the prior year reflects lower unit sales and is primarily attributable to an $8.5 million decline in sales of one product class, halogen torchieres. The sales decline for the halogen torchieres continues a trend of declining sales of this product which began in the first quarter of fiscal 1998 and is due in part to media attention focused on incidents of fire associated with this product. For the nine months ended June 30, 1998 halogen torchiere sales aggregated $12.4 million, which were $16.6 million less than halogen torchiere sales for the same period of fiscal 1997. Another $3 million of the $11.4 million sales decrease for the three months was due to lower European sales. For the nine months ended June 30, 1998 sales to European customers were $13.7 million, as compared to $21.4 million for the nine months ended June 30, 1997. Due in part to declining European sales the Company expects that sales for the fourth quarter of fiscal 1998 will be less than the $50.6 million reported for the fourth quarter of fiscal 1997. Lamp sales decreased by $12.9 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $1.5 million. Lamps and lighting fixtures accounted for 65% and 35%, respectively, of net sales in 1998 compared to 74% and 26% in 1997, respectively. In 1998 and 1997, Home Depot accounted for 30% and 21.5%, respectively, of the Company's net sales and Kmart accounted for 7.2% and 19.7% of net sales in 1998 and 1997, respectively.

         Gross profit decreased by $200,000 in 1998 due to the decline in net sales. The gross profit percentage increased to 19.5% in 1998 from 15.9% in 1997. The improvement in the gross profit percentage is attributable to improved margins earned on direct sales due to a more profitable product mix and favorable sales returns and incentives experience.

         Many of the Company's major customers (most notably Home Depot and Kmart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 76% of the Company's sales in 1998 were made on a direct basis as compared to 69% in 1997. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses. The amount of the Company s sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Selling, general and administrative expenses ("SG&A") remained consistent with 1997. However, SG&A expenses as a percentage of sales were 15% in 1998 compared to 12% in 1997 as a result of the decline in sales.

         Interest expense decreased to $936,000 in 1998 from $1.1 million in 1997 due to lower average outstanding borrowings.

         Other income for 1998 consisted primarily of rental income on the Meridian facility.

         The effective income tax rates for 1998 and 1997 were 22% and 15%, respectively and reflect the projected impact of foreign income, which is taxed at a significantly lower rate than U.S. income. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

MERIDIAN

         The Company ceased manufacturing operations and closed its Meridian Lamps facility in June 1997. Net sales for 1997 were $570,000, cost of sales was $813,000 and the pretax loss was $432,000.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net sales and gross profit for 1998 were $122.3 million and $23.6 million, respectively, as compared to $146.4 million and $23.4 million, respectively, for 1997. The Company generated net income of $1 million ($.13 per share) in 1998 compared to a net loss of $4.1 million ($.59 per share) in 1997.

         The $24.1 million decrease in net sales from the prior year reflects lower units sales and is attributable to a $16.6 million decline in sales of one product class, halogen torchieres, a decrease in European sales of $7.7 million and a decline of $3.3 million in sales of now discontinued products, the Meridian lamps and "Hugger" flashlights. The sales decline for the halogen torchieres continues a trend of declining sales of this product which began in the first quarter of fiscal 1998 and is attributed in part to media attention focused on incidents of fire associated with this product. For the nine months ended June 30, 1998 halogen torchiere sales aggregated $12.4 million, as compared to $29 million for the same period of fiscal 1997. For the nine months ended June 30, 1998 sales to European customers were $13.7 million, as compared to $21.4 million for the nine months ended June 30, 1997. Due in part to declining European sales the Company expects that sales for the fourth quarter of fiscal 1998 will be less than the $50.6 million reported for the fourth quarter of fiscal 1997. Lamp sales decreased by $22.7 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $1.4 million. Lamps and lighting fixtures accounted for 64% and 36%, respectively, of net sales in 1998 compared to 69% and 31%, respectively, in 1997. In 1998 and 1997, Home Depot accounted for 27.5% and 18.2%, respectively, of the Company's net sales.

         Gross profit increased by $256,000 in 1998. The gross profit percentage increased to 19.3% in 1998 from 16% in 1997. The improvement in the gross profit percentage is attributable to improved margins earned on direct sales due to a more profitable product mix and favorable sales returns and incentives experience. The lower gross profit percentage for 1997 also reflects an $870,000 provision for discontinued inventory required as a result of management's decision to cease operations at Meridian

         Many of the Company's major customers (most notably Home Depot and Kmart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 67% of the Company's sales in 1998 were made on a direct basis as compared to 61% in 1997. Sales made by the Company on a direct basis typically generate lower margins than sales from the Company's warehouses. The amount of the Compan s sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer.

         Selling, general and administrative expenses ("SG&A") increased by $693,000 due to increased costs in the Orient to support the Company's new factory's operations ($527,000), an increase in royalties ($245,000) and higher U.S. personnel costs ($224,000). These increases were partially offset by a decrease of $333,000 in SG&A incurred by Meridian which ceased operations in June 1997. SG&A expenses were 16.3% of sales in 1998 compared to 13.1% in 1997. The increase in SG&A as a percentage of sales is attributable to the factors mentioned above and the decline in sales.

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

         Litigation charges and related professional fees in 1997 represented the amount provided for an adverse jury verdict (currently under appeal) of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these two matters (see Note 4 of Notes to Condensed Consolidated Financial Statements).

         Interest expense remained the same at $3 million. A decrease in interest expense as a result of lower borrowings was offset by a $141,000 increase in the provision for interest related to the $4.3 million adverse jury verdict presently under appeal (the provision was for approximately 4 months in 1997 compared to 9 months in 1998).

         Other income for 1998 includes a gain of $164,000 on the sale of marketable equity securities, with the remainder consisting primarily of rental income on the Meridian facility, interest and other miscellaneous income, partially offset by foreign exchange losses.

         The effective income tax rates for 1998 and 1997 were 23% and 41%, respectively. The higher effective tax rate for 1997 is attributable to the combination of (1) foreign pretax income, which is taxed at a significantly lower rate than U.S. income, and (2) a pretax loss for U.S. operations, on which the Company recorded a tax benefit at the applicable U.S. rates. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

MERIDIAN

         The Company ceased manufacturing operations and closed its Meridian Lamps facility in June 1997. Net sales for 1997 were $2.1 million, cost of sales was $4.1 million and the pretax loss was $3.6 million.

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

CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 1998

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $341,000 from September 30, 1997 to June 30, 1998.

         The net cash of $11.2 million provided by operating activities was used primarily to pay for capital expenditures aggregating $1.2 million, to pay down credit lines and to make sinking fund redemption payments on outstanding bonds. Such capital expenditures included $883,000 in costs incurred by Go-Gro for the purchase of machinery, molds and equipment and building improvements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, CONVERTIBLE SUBORDINATED NOTES, MORTGAGE AND
BONDS

         The Company has a $50 million credit facility with a group of commercial banks. This facility provides credit in the form of a $3.8 million non-revolving loan and $46.2 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures September 30, 1999 and provides for quarterly principal payments of $950,000 on the non-revolving loan. The non-revolving loan bears interest at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR + 2.5% at June 30, 1998). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At June 30, 1998, the Company had used $16.4 million under its credit facility and $9.5 million was available for additional borrowings under the borrowing base calculation.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of $2.9 million and $4.5 million, respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Advances bear interest at the Canadian prime rate plus .5% (7% at June 30, 1998). At June 30, 1998, borrowings amounted to U.S. $2 million and U.S. $213,000 was available for additional borrowings under the borrowing base calculation. Borrowings under the Hong Kong facility are secured by substantially all the assets of Go-Gro. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (10.25% at June 30, 1998). At June 30, 1998, there were no borrowings under this facility and $3 million was available for borrowings. Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility limits the payment of dividends to the Company but does not limit advances or loans from Go-Gro to the Company.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at June 30, 1998) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8.9 million direct pay letter of credit which is not part of the Company's credit line.

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

         The Company has a $1 million leasing facility with a financial institution to finance the purchase of equipment in the United States, of which $369,000 was available at June 30, 1998. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of machinery and equipment for its China facilities of which U.S. $370,000 was available at June 30, 1998.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 1999, based on a 15 year amortization schedule, with a balloon payment in 1999, bearing interest at 8% and secured by a mortgage on the land and building.

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement, of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, with disclosures in interim financial statements not required in the year of adoption. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of the Company's wholly-owned subsidiary Go-Gro Industries Ltd. ("Go-Gro"), and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, with 40 percent of the construction required to be completed (which was completed) by April 1, 1997 and the remainder by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10 million had been expended as of June 30, 1998), and includes approximately $1.0 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, a 77,000 square foot warehouse and a 60,000 square foot dormitory became fully operational in June 1997.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation ("Westinghouse") to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Compan s net shipments of Westinghouse branded products, subject to annual minimum payments due for fiscal 1997 and 1998. Commencing September 30, 1999 either party has the right to terminate the agreement during the fiscal years 1999 to 2001 if the Company does not meet the minimum net shipments of $25 million for fiscal 1999, $40 million for fiscal 2000, and $60 million for fiscal 2001. Net sales of Westinghouse branded products amounted to $6.6 million and $6.5 million for the nine months ended June 30, 1998 and 1997, respectively.

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Western District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in Pennsylvania and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation, accordingly no provision for this matter has been recorded in the financial statements. Discovery is proceeding and the case should be tried in 1999.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


         Substantially all of the products either purchased or manufactured by the Company are imported from China. The continued importation into the U.S. of products manufactured in China could be affected by any one of several significant trade issues that presently impact U.S. - China relations. On June 3, 1998, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1998. The trade status has been renamed "Normal Trade Relations" because it applies to all but a handful of U.S. trading partners. In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. On July 22, 1998 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses, nuclear proliferation policies and a growing U.S. trade deficit with China. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.


         During late 1997 various countries in Southeast Asia (including Thailand, South Korea, Malaysia, the Philippines and Indonesia) were involved in an emerging crisis impacting their economies and characterized by currency devaluations, rising interest rates, deteriorating economic growth and declining capital markets. The Company does not conduct business with, or have a significant investment in, any of these countries. However, this crisis could have serious adverse repercussions on the financial stability of all countries in the region, including Hong Kong and China, and has implications for the global financial system as well, including the United States. The Company believes that this Asian economic crisis has not significantly impacted its business to date. However, the Company is presently unable to determine what impact, if any, this Asian economic crisis will have on its business in the future.

         As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

         On February 23, 1993, Dana Lighting (now Catalina Industries, Inc.), a subsidiary of the Company, and Nathan Katz, President of Dana, were served with a copy of the Complaint in a matter captioned Holmes Products Corp. vs. Dana Lighting, Inc. and Nathan Katz, Case No. 93-0249 in the Superior Court of the Commonwealth of Massachusetts, City of Worcester, Massachusetts. The plaintiff in the action alleged that Dana Lighting engaged in acts constituting tortious interference with contractual actions, interference with prospective economic relationship with plaintiff's supplier and unfair competition. Plaintiff sought injunctive relief and damages in excess of $10 million. The case was voluntarily dismissed by the plaintiff on June 30, 1998 and the order dismissing the case was entered on July 27, 1998.


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's Annual Meeting of Stockholders, held on June 10, 1998, the stockholders voted on the following matters:

         (i) to elect eight persons to serve as directors of the Company until the 1999 Annual Meeting of Stockholders by the following votes:

                                                IN FAVOR                     AGAINST                    NOT VOTED
                                    ----------------------------  ---------------------------   ------------------------
                                        SHARES           %           SHARES           %           SHARES          %
                                    ---------------- -----------  --------------  -----------   ------------  ----------
         Robert Hersh                  4,815,891        67.7%       1,597,012        22.5%       696,166        9.8%
         Dean S. Rappaport             4,815,891        67.7%       1,597,012        22.5%       696,166        9.8%
         William Stewart               4,824,591        67.9%       1,588,312        22.3%       696,166        9.8%
         Ryan Burrow                   5,225,273        73.5%       1,187,630        16.7%       696,166        9.8%
         Henry Latimer                 5,226,273        73.5%       1,186,630        16.7%       696,166        9.8%
         Jeffrey Silverman             6,356,973        89.4%          55,930         0.8%       696,166        9.8%
         Leonard Sokolow               5,224,873        73.5%       1,188,030        16.7%       696,166        9.8%

         (ii) to ratify the appointment of Deloitte & Touche LLP to serve as the Company's auditors for the fiscal year ending September 30, 1998 by a vote of 6,390,301 (89.9%) shares cast for the proposal in favor, 13,935 (.2%) shares against and 704,833 (9.9%) shares abstained.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(a)         10.159   Lease Agreement between Dana Realty Trust and Catalina
                  Industries dated July 23, 1998.

         10.160 Offer to Lease from Catalina Lighting Canada, Inc. to TAG Quattro Inc dated March 12, 1998.

         10.161 Change in Control Agreement between Thomas M. Bluth and Catalina Lighting dated May 7, 1998.

         10.162 Change in Control Agreement between David W. Sasnett and Catalina Lighting dated May 7, 1998.

         11       Schedule of Computation of Diluted Earnings (Loss) per Share.

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


                                             /s/ ROBERT HERSH
                                             ----------------
                                             Robert Hersh
                                             Chief Executive Officer and
                                             President



                                             /s/ DAVID W. SASNETT
                                             --------------------
                                             David W. Sasnett
                                             Chief Financial Officer and
                                             Chief Accounting Officer


Date:  August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
 10.159 Lease Agreement between Dana Realty Trust and Catalina Industries dated July 23, 1998.

 10.160 Offer to Lease from Catalina Lighting Canada, Inc. to TAG Quattro Inc dated March 12, 1998.

 10.161 Change in Control Agreement between Thomas M. Bluth and Catalina Lighting dated May 7, 1998.

 10.162 Change in Control Agreement between David W. Sasnett and Catalina Lighting dated May 7, 1998.

 11       Schedule of Computation of Diluted Earnings (Loss) per Share.

 27       Financial Data Schedule