Form 10-K
period 1998-09-30
CATALINA LIGHTING INC
filed 1998-12-29
CIK 822665

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from --------------------- to --------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock, as reported by the New York Stock Exchange, on December 14, 1998 was $19.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A are incorporated by reference into Part III.

         Number of shares outstanding of Registrant's common stock, as of December 14, 1998: 7,183,869

                            Exhibit Index at Page 58

                                    FORM 10-K

                             CATALINA LIGHTING, INC.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. and its subsidiaries (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS.

GENERAL

         Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974 and became a public company in 1988. The Company designs, manufactures, contracts for the manufacture of, imports and distributes a broad line of lighting fixtures and lamps under the Westinghouse(R) brand, and the Catalina(R), Dana(R) and Illuminada(R) trade names. The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels. The Company sells principally in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in Europe and Canada, and, to a lesser extent, in Mexico, Asia, Latin America and Australia. Currently, its product line is comprised almost entirely of lighting fixtures and lamps. The Company has supplemented its product lines through acquisitions but has remained focused on lighting products and has no plans to materially change its sales focus in the near future.

STRATEGY

         In order to expand its retail distribution network and more efficiently and profitably service its customers, the Company focuses on the following strategies:

         TARGETED DISTRIBUTION. The Company distributes a diverse product line through multiple retail channels. The Company targets rapidly growing and large retailers, including leading home centers, office product superstores, mass merchandisers, warehouse clubs, discount department stores, and hardware stores. Large retailers assure a broad distribution of a variety of the Company's products while high-growth retailers provide the Company with rapid penetration of selected industry segments. Secondarily, the Company targets smaller chains within the above retail categories. The Company's distribution strategy provides it with numerous sources of demand and promotes the Company's brand names broadly throughout the residential and office lighting markets in the United States, Europe and Canada, and to a lesser extent Asia, Mexico, Latin America and Australia.

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

         WAREHOUSE SUPPLY OF IMPORTED GOODS. The Company's warehouses in the United States, Canada and Mexico enable it to provide its customers with the advantage of short delivery time. Warehouse sales allow retailers to receive products in several days as compared to several months for items shipped directly to them from Asia. Timely deliveries increase the customer's inventory turns and profits making the Company a valuable partner in the retailer's business.

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

         The Company's products are manufactured and assembled according to the Company's design specifications. The finished products are packaged and labeled under one of the Company's brand names: Westinghouse(R), Catalina(R), Dana(R) and Illuminada(R). The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels.

CUSTOMERS

         The Company distributes its products in North America principally through major retail outlets, including home centers, office superstore chains, mass merchandisers, discount department stores, warehouse clubs, furniture and lighting stores and hardware stores. Products are also sold to a large extent in Europe to wholesale distributors under their private labels and to selected retail customers in Europe, Australia and Asia. In fiscal 1998 and 1997, Home Depot accounted for 27.5% and 22.1%, respectively, of the Company's net sales. For the fiscal years ended September 30, 1998 and 1997, net sales to the Company's ten largest customers represented approximately 66% and 63%, respectively, of the Company's total revenues. The Company believes its relationships with its customers are good.

DISTRIBUTION METHODS

         The Company utilizes two methods to sell products: warehouse sales and direct sales. The backlog of unshipped orders at September 30, 1998 and 1997 was $26.3 million and $19.2 million, respectively, and at November 30, 1998 and 1997 was $27.4 million and $20.0 million, respectively. Although these orders are subject to cancellation by the customers, the Company believes substantially all such orders are firm.

         The Company purchases products overseas for its own account and warehouses the products in a 473,000 square foot Company-owned facility in Tupelo, Mississippi and in leased facilities in Toronto, Canada and in Mexico City, Mexico. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales usually command higher per unit sales prices than direct sales of the same items. For the fiscal years ended September 30, 1998 and 1997, warehouse sales accounted for 33% and 39%, respectively, of net sales.

         The Company's direct sales are made either by delivering lighting products to the customers' common carriers at a shipping point in Asia or by shipping the products from Asia directly to customers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable depending on whether the goods are manufactured by Go-Gro) or on open credit with the Company. Upon receipt of a customer's transferable letter of credit, the Company transfers the portion of the letter of credit covering the cost of merchandise to its supplier. The terms of the transfer provide that draws may not be made by the supplier until the Company is entitled to be paid pursuant to the terms of the customer's letter of credit. The Company has the right to draw upon the customer's letter of credit once the products are inspected by the Company or its agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. For fiscal years ended September 30, 1998 and 1997, 67% and 61%, respectively, of net sales were attributable to direct sales.

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

         In 1994 the Company purchased Go-Gro, a lighting products manufacturer with its administrative office located in Hong Kong and production facilities located in the Guangdong Province of China. Go-Gro's production equipment is owned by Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), Go-Gro's cooperative joint venture subsidiary. Approximately 50% of SJE's factory buildings are leased from the Company's joint venture partner in SJE, Shenzhen Baoanqu Fuda Industries Co. Ltd. ("Fuda"), a Chinese company, the remaining 50% is owned by SJE. Under the terms of the cooperative joint venture agreement with Fuda, Go-Gro receives 100% of the manufacturing profits and losses of SJE, while Fuda receives a yearly management fee from SJE of approximately $400,000 in addition to the rent for the factory buildings. Go-Gro manufactures an extensive product line which is sold mainly to wholesale distributors and retailers in Europe, the Company's subsidiaries and to a lesser extent, retailers in Asia and Australia. Go-Gro and its subsidiaries employ approximately 2,600 people.

         SJE leased factory buildings in three separate locations in China. During 1995, the Company initiated a consolidation of its Go-Gro/SJE manufacturing facilities into one large compound in order to achieve certain manufacturing efficiencies and to control its occupancy costs in what management believes will be an inflationary business environment. In April 1995, SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China. The agreement provides SJE with the right to use this land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to Fuda. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million.

         Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $9.9 million had been expended as of September 30, 1998) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

         Goods produced by Go-Gro constituted approximately 40% in 1998 and 41% in 1997, of the total products either purchased or manufactured by the Company. The raw materials and components essential to Go-Gro's manufacturing process are purchased from distributors and manufacturers located in various countries as follows: plastic resin (Germany, China, Japan and Taiwan), steel (Korea, Japan, Taiwan and China), cable (China), light bulbs (China, Taiwan, Indonesia and Hong
Kong), lampholders (Taiwan, Germany, Italy and China) and other various components (China, Europe, U.S., Taiwan and others).

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

         In fiscal 1998 and 1997, Chinese suppliers, other than Go-Gro, accounted for approximately 57% and 53%, respectively, of the total products either purchased or manufactured by the Company. Shunde No. 1 Lamp Factory ("Shunde") accounted for approximately 26% of the total products either purchased or manufactured by the Company in 1998 and 19% in 1997 and another supplier accounted for 6% and 13% of the same total in 1998 and 1997, respectively. Purchases from the top five independent suppliers comprised 47% and 43%, respectively, of the total of the products either purchased or manufactured by the Company for fiscal 1998 and 1997. Other than Shunde, no independent supplier accounted for more than 10% of the total of the products either purchased or manufactured by the Company in 1998.

         On June 21, 1996, the Company entered into an agreement with Shunde whereby Shunde agreed to manufacture lighting products for the Company to be sold in North and South America and the European Community on an exclusive basis for a three year period beginning October 1, 1996 in return for annual minimum purchase requirements from the Company. The agreement is terminable if the Company does not meet its minimum purchase requirements, at which time the exclusivity clause would cease. However, no amounts would be due Shunde for failure to meet the purchase requirements. To date, the Company has met its minimum purchase requirements under this agreement.

         While the Company purchases its products from a small number of large suppliers with whom it maintains close alliances, the same products could be purchased from numerous other suppliers.

         The continued importation of products from China and the Company's business could be affected by any trade issues impacting U.S. - China relations.

         On June 3, 1998, the President of the United States extended to the People's Republic of China "Most Favored Nation" treatment for the entry of goods into the United States for an additional year, beginning July 3, 1998. The trade status has been renamed "Normal Trade Relations" because it applies to all but a handful of U.S. trading partners. In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. On July 22, 1998 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses, nuclear proliferation policies and a growing U.S. trade deficit with China. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

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

         In June 1997, the Company ceased manufacturing operations at Meridian Lamps, Inc. ("Meridian"), a wholly-owned subsidiary with a manufacturing facility located in Meridian, Mississippi, which commenced operations in late December 1994. Meridian produced decorative table and floor lamps. The Meridian facility consists of 123,000 square feet. The Company leased the facility in June 1997. Meridian's operations generated $2.8 million in net sales during both fiscal 1997 and fiscal 1996.

COMPETITION

         The Company's product lines span major segments within the lighting industry and, accordingly, the Company's products compete in a number of different markets with a number of different competitors. The Company competes with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products. The lighting industry is highly competitive. Other competitors market similar products that compete with the Company on the basis of price. Some of these competitors do not maintain warehouse operations or do not perform some of the services provided by the Company which require the Company to charge higher prices. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The ability of the Company to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality products on favorable terms, ensure its products meet safety standards, deliver the goods promptly at competitive prices, and provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays.

INDEPENDENT SAFETY TESTING

As part of its marketing strategy, the Company voluntarily submits its products to recognized product safety testing laboratories in countries in which it markets its products. Such laboratories include Underwriters Laboratories (UL) in the United States, Canadian Standards Association (CSA) in Canada, British Standards (BS) in Great Britain, Association Nacional de Normalizacion y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report which provides a technical description of the product. It also provides the Company's suppliers with procedures to follow in producing the products and periodically conducts inspections at such suppliers' facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. The Company does not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

PRODUCT LIABILITY

         The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of its products. The Company maintains primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as a $25 million aggregate umbrella insurance policy and $75 million excess umbrella insurance. The primary insurance coverage requires the Company to self insure for a maximum amount of $10,000 per incident occurring in calendar 1999. No assurance can be given that the claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Legal Proceedings".

TRADEMARKS AND PATENTS

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 1999 either party has the right to terminate the agreement during fiscal years 1999 to 2001 if the Company does not meet the minimum net shipments of $25 million for fiscal 1999, $40 million for fiscal 2000 and $60 million for fiscal 2001. Net sales of Westinghouse branded products amounted to $10.9 million and $9.0 million for the years ended September 30, 1998 and 1997, respectively.

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Western District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. A trial date of June 21, 1999 has been set by the Court.

         The Company's licensed brand, Westinghouse(R) and the Company's own trademarks, Catalina(R), Dana(R) and Illuminada(R) are registered in the United States, Canada and Mexico as well as in numerous countries in the European Community and Asia. The Company is in the process of registering its trademarks in Central and South America.

EMPLOYEES

         As of December 14, 1998 the Company employed approximately 215 people in the United States, Canada and Mexico. The Hong Kong and China operations, including Go-Gro's cooperative joint venture, employed approximately 2,600 people. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationships with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Please see Note 13 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 14, 1998 with respect to the executive officers of the Company:


     NAME                    AGE          POSITION WITH THE COMPANY
-------------------------   -----      -------------------------------------
Robert Hersh                  52         Chairman, President,
                                         Chief Executive Officer, Director

Dean S. Rappaport             46         Executive Vice President,
                                         Chief Operating Officer, Director

William D. Stewart             50        Executive Vice President, Director

Nathan Katz                    43        Executive Vice President

David W. Sasnett               42        Senior Vice President, Chief Financial
                                         Officer, Chief Accounting Officer

Thomas M. Bluth                41        Vice President, Secretary, Treasurer

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

         NATHAN KATZ has been Executive Vice President of the Company since October 1, 1993 and President of Catalina Industries (formerly known as Dana Lighting, Inc.), a wholly-owned subsidiary of the Company since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         DAVID W. SASNETT has been a Vice President of the Company since November 1994. In November 1997, Mr. Sasnett became a Senior Vice President of the Company. In November 1996, Mr. Sasnett became the Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and from 1980 to 1993 was employed by the international accounting firm of Deloitte & Touche.

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

ITEM 2. PROPERTIES.

The following table sets forth details about the Company's offices, manufacturing plants and warehouse facilities:

                                                                      LEASED/
                                                                       OWNED
                LOCATION                    FACILITY
          ----------------------     ------------------------     -------------
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

          Easton, MA                 office                       leased

          Meridian, MS               manufacturing plant /        owned (1) (4)
                                     warehouse

          Montreal, Canada           office/warehouse             leased (2)

          Toronto, Canada            office/warehouse             leased

          Mexico                     office                       leased

                                     warehouse                    leased

          Hong Kong                  office                       leased

          China                      office/manufacturing         leased
                                     plants/warehouse

                                     dormitories                  leased

                                     manufacturing plant/         owned (3)

                                     warehouse/dormitories

          Taiwan                     office                       leased

          ----------------------     -----------------------      -------------

(1)      Owned subject to a first mortgage.

(2) The Company has subleased all space under this lease to unrelated parties.

(3) This facility is owned by a joint venture in which the Company has a 70% interest as to ownership of the facility. The joint venture purchased land use rights which terminate in the year 2042.

(4)      The Company has leased this facility to an unrelated party.

All of the Company's properties are fully utilized with the exception of the Dallas, Montreal and the Meridian facilities, which have been fully subleased or leased. All of the Company's properties are suitable for its operations, with the exception of the Meridian facility, which the Company ultimately expects to sell.

ITEM 3. LEGAL PROCEEDINGS.

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $681,000 provision for post-judgment interest was recorded through September 30, 1998. The Company is appealing the verdict and attorney fee award and the appeal was argued before the Third District Court of Appeal on December 18, 1998. The Company believes its arguments are meritorious as argued. No decision from the District Court has been received to date.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. A trial date of June 21, 1999 has been set by the Court.

         During fiscal 1998 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. However, as a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. It is too early to assess the impact of these changes on the Company's financial position or annual results of operations during fiscal 1999. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Product Liability."

         The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the financial position or annual results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended September 30, 1998, no matters were submitted for a vote of the Company's stockholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock is traded on the New York Stock Exchange under the symbol LTG. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the New York Stock Exchange.

                                                      High               Low

        Fiscal Year Ended September 30, 1997
                 First Quarter                        5 1/4             3 3/4
                 Second Quarter                       5 1/2             3 5/8
                 Third Quarter                        4 1/8             3
                 Fourth Quarter                       6 7/16            3 7/8
        Fiscal Year Ended September 30, 1998

                 First Quarter                        6 7/16            3 3/8
                 Second Quarter                       4 3/8             3 1/4
                 Third Quarter                        4 5/8             3 5/8
                 Fourth Quarter                       4 1/8             2 1/16

         On December 14, 1998, the closing price of the Company's common stock as reported on the New York Stock Exchange was $2.69. As of December 28, 1998, there were approximately 2,700 holders of record of the Company's common stock, including some brokerage firms which hold shares in street name on behalf of their clients.

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

         The Company's board of directors has authorized the repurchase of up to $2 million of Common Shares of the Company from time to time in the open market or in negotiated purchases.

         Under the Company's Amended and Restated Bylaws, a stockholder who wishes to propose business for consideration at the Annual Meeting or to nominate persons for election to the Board of Directors must notify the Company not less than 120 days prior to the first anniversary of the preceding year's annual meeting (i.e., for the Annual Meeting to be held in 1999, not later than February 10, 1999). The notice must include information specified in the Company's Bylaws regarding such proposal or nomination. If the date of the Annual Meeting is advanced or delayed by more than 40 days from such anniversary date, a different deadline may apply. Under the SEC's Rule 14a-4, the Company may exercise discretionary voting authority under proxies it solicits to vote on any matter that is proposed by a stockholder who does not seek to include the proposal in the Company's proxy statement, unless the Company is notified about the proposal by the advance notice deadline date (i.e., for the Annual Meeting to be held in 1999, not later than February 10, 1999) and the stockholder satisfies the other requirements of Rule 14a-4(c). Separately, under SEC Rule 14a-8, a stockholder wishing to submit a proposal for inclusion in the Company's proxy statement must submit his or her proposal to the Company no later than January 10, 1999 and must satisfy the other requirements of SEC Rule 14a-8.

ITEM 6.  SELECTED FINANCIAL DATA
     (in thousands, except per share data)

                                                                      AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------------------
                                                      1998           1997 (1)            1996            1995 (2)         1994 (3)
                                                 --------------   --------------   ---------------    --------------  --------------
Net sales                                        $      161,860   $      196,955   $       184,630    $      176,292  $     142,123

Net income (loss)                                $        1,102   $       (3,093)  $         1,603    $          400  $       5,510

Basic earnings (loss) per share                  $         0.15   $        (0.44)  $          0.23    $         0.06  $        0.90
Diluted earnings (loss) per share                $         0.15   $        (0.44)  $          0.21    $         0.05  $        0.75

Total assets                                     $       98,960   $      116,581   $       117,462    $      120,051  $     101,428
Long-term borrowings                             $       28,224   $       39,737   $        36,571    $       46,299   $     30,068


Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation. No cash dividends were declared during the five year period ended September 30, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         The Company's fiscal years ended September 30, 1998, 1997 and 1996 are referred to herein as "1998", "1997" and "1996", respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of amounts presented in the Company's consolidated statements of operations.


                                                                   YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                      1998              1997              1996
                                                 ---------------   ---------------   ----------------
Net sales                                                 100.0 %           100.0 %            100.0 %
Cost of sales                                              80.8              83.5               83.2
                                                 ---------------   ---------------   ----------------
Gross profit                                               19.2              16.5               16.8

Selling, general and
  administrative expenses                                  16.4              13.1               13.7
Plant closing costs                                           -               0.5                  -
Litigation charges and related
   professional fees                                          -               3.8                0.2
                                                 ---------------   ---------------   ----------------
Operating income (loss)                                     2.8              (0.9)               2.9

Interest expense                                           (2.3)             (2.1)              (1.8)
Other income                                                0.4                 -                0.2
                                                 ---------------   ---------------   ----------------
Income (loss) before income taxes                           0.9              (3.0)               1.3

Income tax benefit (provision)                             (0.2)              1.4               (0.4)
                                                 ---------------   ---------------   ----------------
Net income (loss)                                           0.7 %            (1.6)%              0.9 %
                                                 ===============   ===============   ================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

         Net sales and gross profit for 1998 were $161.9 million and $31.1 million, respectively, as compared to $197 million and $32.5 million, respectively, for 1997. The Company generated net income of $1.1 million ($.15 per share) in 1998 compared to a net loss of $3.1 million ($.44 per share) in 1997.

         The $35.1 million decrease in net sales from the prior year reflects lower unit sales and is mostly attributable to a $20.1 million decline in sales of one product class, halogen torchieres, a decrease in European sales of $10.3 million and a decline of $4 million in sales of now discontinued products, the Meridian lamps and "Hugger" flashlights. The sales decline for the halogen torchieres continues a trend of declining sales of this product which began in the first quarter of fiscal 1998 and is attributed in part to media attention focused on incidents of fire associated with this product. In 1998 halogen torchiere sales aggregated $14.6 million, as compared to $34.7 million for 1997. In 1998 sales to European customers were $19.7 million, as compared to $30 million for 1997. Lamp sales decreased by $30.5 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $4.6 million. Lamps and lighting fixtures accounted for 63% and 37%, respectively, of net sales in 1998 compared to 67% and 33%, respectively, in 1997. In 1998 and 1997, Home Depot accounted for 27.5% and 22.1%, respectively, of the Company's net sales. For the fiscal years ended September 30, 1998 and 1997, net sales to the Company's ten largest customers represented approximately 66% and 63%, respectively, of the Company's net sales.

         Gross profit decreased by $1.4 million in 1998 due to the decrease in sales. The gross profit percentage increased to 19.2% in 1998 from 16.5% in 1997. The improvement in the gross profit percentage is attributable to improved margins earned on direct sales due to a more profitable product mix and favorable sales returns and incentives experience. The lower gross profit percentage for 1997 also reflects an $870,000 provision for discontinued inventory required as a result of management's decision to cease operations at Meridian.

         Many of the Company's major customers (most notably Home Depot) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 67% of the Company's sales in 1998 were made on a direct basis as compared to 61% in 1997. Sales made by the Company on a direct basis typically generate lower margins per unit than sales from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales made from the Company's U.S. warehouses declined on a quarterly basis and in total from 1997 to 1998 and continue to decline. The Company is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse. The Company closed its Los Angeles warehouse during 1998 and consolidated these inventories into its Tupelo warehouse in part due to declining warehouse sales.

         Selling, general and administrative expenses ("SG&A") increased by $662,000 due to increased costs in the Orient to support the Company's new factory's operations ($821,000) and an increase in royalties ($353,000). These increases were partially offset by a $415,000 decrease in SG&A incurred by Meridian which ceased operations in June 1997. SG&A expenses were 16.4% of sales in 1998 compared to 13.1% in 1997. The increase in SG&A as a percentage of sales is attributable to the factors mentioned above and the decline in sales.

         In 1997, in conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

         Litigation charges and related professional fees in 1997 represented the amount provided for an adverse jury verdict (currently under appeal) of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these two matters.

         Interest expense decreased from $4.1 million to $3.8 million. A decrease in interest expense as a result of lower borrowings was offset by a $165,000 increase in the provision for interest related to the $4.3 million adverse jury verdict presently under appeal (the provision was for approximately 7 months in 1997 compared to 12 months in 1998).

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997 (CONTINUED)

         The effective income tax rates for 1998 and 1997 were 24.9% and 46.9%, respectively. The higher effective tax rate for 1997 is attributable to the combination of (1) foreign pretax income, which is taxed at a significantly lower rate than U.S. income, and (2) a pretax loss for U.S. operations, on which the Company recorded a tax benefit at the applicable U.S. rates. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

MERIDIAN

         The Company ceased manufacturing operations and closed its Meridian Lamps facility in June 1997. Net sales for 1997 were $2.8 million, cost of sales was $4.7 million and the pretax loss was $3.5 million.

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

         Gross profit increased by $1.5 million in 1997 due to added sales volume but decreased as a percentage of net sales from 16.8% to 16.5%. Certain major domestic retailers accounted for a larger percentage of the Company's sales in 1997 than 1996 due to the Company's sales focus on these major retailers and the consolidation of the customer base. Many of these major retailers (most notably Home Depot and Kmart) are currently purchasing from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 61% of the Company's sales in 1997 were made on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, as compared to 52% in 1996. Sales made by the Company on a direct basis typically generate lower margins than sales of the same items from the Company's warehouses, and the higher relative proportion of direct sales was a contributing factor to the decline in the gross profit percentage. The relative proportion of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer and are subject to change and thus cause the Company's gross margin percentage to be inherently difficult to predict. The lower gross profit percentage for 1997 also reflects an $870,000 provision for discontinued inventory resulting from management's decision to cease operations at its Meridian factory (see separate discussion below). The impact of these factors lowering the gross profit percentage was partially offset by lower provisions for sales incentives as a percentage of sales, stemming from favorable incentive experience and a decrease in purchasing and warehousing costs as a result of the consolidation of the Company's warehousing operations during fiscal 1996.

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

         Litigation charges and related professional fees aggregated $7.5 million and represent the amount provided for an adverse jury verdict (currently under appeal) of $4.3 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation, and the related professional fees of $2.2 million incurred for these matters.

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

1998 CASH FLOWS

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $57,000 from September 30, 1997 to September 30, 1998.

         The net cash of $15.9 million provided by operating activities was used primarily to pay for capital expenditures aggregating $1.9 million, to pay down credit lines and to make sinking fund redemption payments on outstanding bonds. Such capital expenditures included $607,000 in costs incurred by Go-Gro for the purchase of machinery, molds and equipment and building improvements.

         Management estimates that capital expenditures in fiscal 1999 will approximate $3 million, representing computer software and hardware, display fixtures and other miscellaneous capital additions. These capital expenditures will be financed by leasing facilities with financial institutions and cash generated from operations.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

         The Company has a $35 million credit facility with a group of commercial banks. This facility provides credit in the form of a $1.9 million non-revolving loan and $33.1 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures September 30, 2000 and provides for quarterly principal payments of $950,000 on the non-revolving loan. The non-revolving loan bears interest, payable monthly, at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 2.5% at September 30, 1998, LIBOR + 1.8% effective October 1, 1998). The effective rates for the non-revolving loan and the other borrowings were 9.25% and 8.12%, respectively, at September 30, 1998. Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At September 30, 1998, the Company had used $13.6 million under this credit facility (loans amounted to $12.4 million of which $1.9 million was included in current notes payable-credit lines) and $9.5 million was available for additional borrowings under the borrowing base calculation.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of 4 million Canadian dollars (approximately U.S. $2.6 million) and 35 million Hong Kong dollars (approximately U.S. $4.5 million), respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7.75% at September 30, 1998) and all U.S. dollar advances bear interest at the U.S. base rate of the bank (9% at September 30, 1998). At September 30, 1998, $2.1 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. At September 30, 1998, total Canadian and U.S. dollar borrowings amounted to U.S. $1.5 million (included in current notes payable-credit lines) and U.S. $922,000 was available for additional borrowings under the borrowing base calculation. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (10.25% at September 30, 1998). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. At September 30, 1998, $16.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. At September 30, 1998, there were no borrowings under the Hong Kong facility and U.S. $2.1 million was available for borrowings. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility requires Go-Gro to maintain a minimum net worth, prohibits the payment of dividends by Go-Gro without the prior consent of the lender, and limits the amount of advances or loans from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months.

         The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $6.57 per share, subject to certain anti-dilution adjustments (as defined in the Note Agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the Note Agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the Note Agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limits the purchase or retirement of any shares of capital stock or other capital distributions.

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at September 30, 1998) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8 million direct pay letter of credit which is not part of the Company's credit line. The unpaid balance of these bonds was $7.8 million at September 30, 1998.

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

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $409,000 was available at September 30, 1998. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which $564,000 was available at September 30, 1998.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15 year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $1 million at September 30, 1998.

YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

         The Company has developed and is currently executing a plan to make its computer systems Year 2000 ready. The plan consists of five phases: (1) an inventory of all systems and applications, including non-information technology systems; (2) an assessment of the Year 2000 readiness of these existing systems and applications; (3) remediation of Year 2000 problems identified in the assessment phase; (4) testing of all systems and applications to verify the success of the remediation phase and, if necessary (5) the implementation of contingency plans for all significant systems and applications.

         Phases 1 and 2 of the Company's plan were completed as of September 1, 1998. The Company is presently engaged in phases 3 and 4 and expects to complete these phases by July 1, 1999.

         The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, in 1997 the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began implementation of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American businesses. The majority of the remainder of the Company's North American systems will be made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications will be made Year 2000 ready through a combination of internal reprogramming/modification and purchased upgrades of commercial third-party software packages. The internal reprogramming/modifications of Go-Gro's systems and applications are presently undergoing testing by an independent third party.

         The Company has initiated communications with the customers, suppliers and other companies important to its business to attempt to determine the extent to which the Company is vulnerable to such parties' failure to resolve their own Year 2000 issues.

         The Company is currently and will continue utilizing both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, none of which has been incurred as of September 30, 1998. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

         The Company expects to be Year 2000 compliant by October 1, 1999 and has established contingency plans in the event remediation and testing efforts indicate any of the Company's planned systems and applications will not be Year 2000 ready. The Company's new enterprise software has been represented as Year 2000 ready by its manufacturer but should such software prove to have Year 2000 problems, the existing legacy systems will be made Year 2000 compliant through the upgrade of the underlying database product and a limited amount of additional programming. Contingency plans for the Company's other systems and applications contemplate additional purchases of third-party software packages and expanded use of external resources in remediation efforts.

         Year 2000 compliance is critical to the Company due to the importance of its computer systems and applications to its business. The Company may also be vulnerable to the failure of significant third parties with which the Company does business to resolve their own Year 2000 issues. The impact on the Company of failure by either the Company or the significant third parties with which it does business to achieve Year 2000 compliance is not reasonably estimable, however, the Year 2000 Issue could have a material impact on the operations of the Company.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $9.9 million had been expended as of September 30, 1998) and includes approximately $1 million for a Municipal Coordination Facilities Fee
(MCFF).

         The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $163,659 had been paid as of September 30, 1998. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 1999 either party has the right to terminate the agreement during fiscal years 1999 to 2001 if the Company does not meet the minimum net shipments of $25 million for fiscal 1999, $40 million for fiscal 2000, and $60 million for fiscal 2001. Net sales of Westinghouse branded products amounted to $10.9 million and $9 million for 1998 and 1997, respectively. The Company's contractual rights to use the Westinghouse brand name have been challenged by a third party. See also Item 1, "Trademarks and Patents" and Item 3, "Legal Proceedings."

         As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate

         On June 3, 1998, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1998. The MFN trade status has been renamed "Normal Trade Relations" because it applies to all but a handful of U.S. trading partners. In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. On July 22, 1998 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses, nuclear proliferation policies and a growing U.S. trade deficit with China. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

         During fiscal 1998 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. However, as a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. It is too early to assess the impact of these changes on the Company's financial position or annual results of operations during fiscal 1999. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Legal Proceedings."

         The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN EXCHANGE FLUCTUATIONS

         The Company expects to continue to obtain most of its products from China. Large fluctuations in currency exchange rates could have a material effect on the Company's cost of products, thereby decreasing the Company's ability to compete. All purchases of finished goods are made in U.S. dollar-denominated letters of credit which limit the Company's exposure to foreign currency fluctuations with respect to fluctuations that would impact existing outstanding purchase commitments. However, the Company is subject to foreign currency fluctuations to the extent such fluctuations affect the cost of products purchased (or manufactured) or the Company's ability to sell into domestic or foreign markets. The Company's Canadian and Mexican subsidiaries are subject to fluctuations between the U.S. dollar currency in which they purchase goods and the Canadian dollar and Mexican peso currencies in which they sell goods.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF INFLATION AND ECONOMIC CONDITIONS

         In the past Go-Gro experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. The Company believes that increased prices could have an initial adverse impact on the Company's net sales and income from continuing operations but that, over time, increased prices can be passed on to its customers.

         During late 1997 various countries in Southeast Asia (including Thailand, South Korea, Malaysia, the Philippines and Indonesia) became involved in an emerging crisis impacting their economies and characterized by currency devaluations, rising interest rates, deteriorating economic growth and declining capital markets. The Company does not conduct business with, or have a significant investment in, any of these countries. However, this crisis continued in 1998 and had serious adverse repercussions on the financial stability of all countries in the region, including Hong Kong and China. In 1998, the economies of Russia and Latin America also experienced serious difficulties and Japan's economy continued its decline. The Company is presently unable to determine what impact, this global economic crisis will have on its business in the future.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                                                            PAGE
                                                                            ----

Independent Auditors' Report................................................ 25

Consolidated Balance Sheets - September 30, 1998 and 1997................... 26

Consolidated Statements of Operations - Years Ended
      September 30, 1998, 1997 and 1996..................................... 27

Consolidated Statements of Stockholders' Equity - Years Ended
      September 30, 1998, 1997 and 1996..................................... 28

Consolidated Statements of Cash Flows - Years Ended
      September 30, 1998, 1997 and 1996.................................  29-30

Notes to Consolidated Financial Statements............................... 31-55

Schedule II - Valuation and Qualifying Accounts - Years ended
      September 30, 1998, 1997 and 1996..................................... 56

(All other schedules have been omitted as the related information is not required or applicable)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in Item 14 a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

December 18, 1998

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,
                                                                            --------------------------------
                                                                                  1998             1997
                                                                            ---------------  ---------------
                                  ASSETS                                                (IN THOUSANDS)
Current assets
             Cash and cash equivalents                                      $         1,790          $ 1,847
             Accounts receivable, net of allowances
                 of $8,408,000 and $8,314,000, respectively                          18,395           24,169
             Inventories                                                             28,257           34,612
             Income taxes receivable                                                      -            2,380
             Deferred tax asset                                                       3,679            2,952
             Other current assets                                                     3,218            2,454
                                                                            ---------------  ---------------
                              Total current assets                                   55,339           68,414

Property and equipment, net                                                          27,922           29,969

Restricted cash equivalents and short-term investments                                1,807            1,883
Goodwill, net                                                                        11,017           11,473
Other assets                                                                          2,875            4,842
                                                                            ---------------  ---------------
                                                                            $        98,960        $ 116,581
                                                                            ===============  ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Notes payable - credit lines                                   $         3,428          $ 5,574
             Accounts and letters of credit payable                                  12,423           18,099
             Current maturities of bonds payable-real estate related                    975              970
             Current maturities of other long-term debt                                 485              476
             Income taxes payable                                                       438                -
             Accrued employee compensation and benefits                               1,651            1,894
             Accrued litigation judgment under appeal                                 4,909                -
             Other current liabilities                                                3,738            3,692
                                                                            ---------------  ---------------
                              Total current liabilities                              28,047           30,705

Notes payable - credit lines                                                         10,500           21,000
Convertible subordinated notes                                                        7,600            7,600
Bonds payable - real estate related                                                   8,215            9,195
Other long-term debt                                                                 1,909             1,942
Accrued litigation judgment under appeal                                                  -            4,486
Other liabilities                                                                       365              596
                                                                            ---------------  ---------------
                              Total liabilities                                      56,636           75,524
                                                                            ---------------  ---------------

Commitments and contingencies

Stockholders' equity
             Preferred stock, $.01 par value
                 authorized 1,000,000 shares; none issued                                 -                -
             Common stock, $.01 par value
                 authorized 20,000,000 shares; issued and outstanding
                 7,174,669 shares and 7,094,569 shares, respectively                     72               71
             Additional paid-in capital                                              26,475           26,311
             Retained earnings                                                       15,777           14,675
                                                                            ---------------  ---------------
                              Total stockholders' equity                             42,324           41,057
                                                                            ---------------  ---------------
                                                                            $        98,960  $       116,581
                                                                            ===============  ===============

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEARS ENDED SEPTEMBER 30,
                                                               ------------------------------------------------------
                                                                    1998                1997               1996
                                                               ----------------   -----------------   ---------------
Net sales                                                      $        161,860   $         196,955   $       184,630

Cost of sales                                                           130,763             164,493           153,698
                                                               ----------------   -----------------   ---------------
Gross profit                                                             31,097              32,462            30,932

Selling, general and administrative expenses                             26,608              25,946            25,318
Plant closing costs                                                          -                  930                 -
Litigation charges and related professional fees                            (95)              7,453               293
                                                               ----------------   -----------------   ---------------
Operating income (loss)                                                   4,584              (1,867)            5,321
                                                               ----------------   -----------------   ---------------

Other income (expenses)
      Interest expense                                                   (3,801)             (4,088)           (3,254)
      Other income                                                          684                 128               385
                                                               ----------------   -----------------   ---------------
Total other expenses                                                     (3,117)             (3,960)           (2,869)
                                                               ----------------   -----------------   ---------------

Income (loss) before income taxes                                         1,467              (5,827)            2,452

Income tax (provision) benefit                                             (365)              2,734              (849)
                                                               ----------------   -----------------   ---------------
Net income (loss)                                              $          1,102   $          (3,093)  $         1,603
                                                               ================   =================   ===============

Earnings ( loss) per share
   Basic
   Earnings (loss) per share                                   $           0.15   $           (0.44)  $          0.23
   Weighted average number of shares                                      7,128               7,071             7,017

   Diluted
   Earnings (loss) per share                                   $           0.15   $           (0.44)  $          0.21
   Weighted average number of shares                                      7,477               7,071             7,640


See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    COMMON STOCK        ADDITIONAL                       TOTAL
                                                            -------------------------    PAID-IN       RETAINED      STOCKHOLDERS'
                                                               SHARES       AMOUNT       CAPITAL       EARNINGS          EQUITY
                                                            -------------  ----------  -------------  ------------  ---------------
Balance at September 30, 1995                                   6,994,253        $ 70  $      25,894  $     16,165  $        42,129

Exercise of stock options                                          64,334           1            226             -              227
Common stock issued under employment agreement                      5,000           -             15             -               15
Net income                                                             -           -              -          1,603            1,603
                                                            -------------  ----------  -------------  ------------  ---------------
Balance at September 30, 1996                                   7,063,587          71         26,135        17,768           43,974

Exercise of stock options                                          17,166           -             80             -              80
Common stock issued under employment agreement                      5,000           -              9             -               9
Common stock issued in settlement
  of litigation                                                     2,566           -             10             -               10
Common stock issued as compensation                                 6,250           -             19             -               19
Stock options issued under sales agreement                             -           -              58             -               58
Net loss                                                               -           -              -         (3,093)          (3,093)
                                                            -------------  ----------  -------------  ------------  ---------------
Balance at September 30, 1997                                   7,094,569          71         26,311        14,675           41,057

Exercise of stock options                                          80,100           1            222             -              223
Stock options issued under sales agreement                             -           -              68             -               68
Cancellation of stock options issued under sales agreement             -           -            (126)            -             (126)
Net income                                                             -           -              -          1,102            1,102
                                                            =============  ==========  =============  ============  ===============
Balance at September 30, 1998                                   7,174,669  $       72  $      26,475  $     15,777  $        42,324
                                                            =============  ==========  =============  ============  ===============


  See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED SEPTEMBER 30,
                                                                                  -------------------------------------------
                                                                                      1998            1997           1996
                                                                                  ------------   -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                                               $      1,102        $ (3,093)       $ 1,603
                                                                                  ------------   -------------  -------------

     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Provision for impairment of long-lived assets                                        -             735              -
        Provision for litigation judgement under appeal                                    423           4,487              -
        Depreciation and amortization                                                    5,516           5,184          6,266
        Deferred income taxes                                                              705          (1,452)        (1,335)
        (Gain) loss on disposition of property and equipment                                38              35             53
        Other                                                                              (59)             92              -
        Change in assets and liabilities, net of effects of
        acquisitions:
          Decrease (increase) in accounts receivable                                     5,773           5,475          2,103
          Decrease (increase) in inventories                                             6,355           5,036            658
          Decrease (increase) in income taxes receivable                                 2,380          (2,380)             -
          Decrease (increase) in other current assets                                     (769)           (393)           452
          Decrease (increase) in other assets                                             (144)           (473)          (544)
          Increase (decrease) in income taxes payable                                      438             (21)          (425)
          Increase (decrease) in accounts and letters of credit payable, accrued
            employee compensation and benefits and other liabilities                    (5,873)         (7,035)         3,642
                                                                                  ------------   -------------  -------------
        Total adjustments                                                               14,783           9,290         10,870
                                                                                  ------------   -------------  -------------
        Net cash provided by operating activities                                       15,885           6,197         12,473
                                                                                  ------------   -------------  -------------

Cash flows from investing activities:
    Capital expenditures, net                                                           (1,928)         (7,955)        (9,479)
    Payments for Go-Gro acquisition, net of cash acquired                                    -            (626)          (144)
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                              954             878          6,839
                                                                                  ------------   -------------  -------------
       Net cash provided by (used in) investing activities                                (974)         (7,703)        (2,784)
                                                                                  ------------   -------------  -------------

(Continued on page 30)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                YEARS ENDED SEPTEMBER 30,
                                                                                      -------------------------------------------
                                                                                         1998           1997            1996
                                                                                      ------------   ------------    ------------
Cash flows from financing activities:
      Proceeds from notes payable - credit lines                                            32,900         35,450          43,400
      Payments on notes payable - credit lines                                             (45,300)       (29,594)        (50,556)
      Net proceeds from (payments on) notes payable-credit lines due on demand                (246)          (289)            459
      Sinking fund redemption payments on bonds                                               (878)          (879)           (878)
      Payment into escrow on bonds                                                               -         (1,504)              -
      Payments on other long-term debt                                                        (692)          (707)           (581)
      Proceeds from the issuance of bonds payable                                                -              -              99
      Payments on bonds payable                                                               (975)          (970)           (900)
      Proceeds from issuance of common stock and
        related income tax benefit                                                             223             80             227
                                                                                      ------------   ------------    ------------
     Net cash provided by (used in) financing activities                                   (14,968)         1,587          (8,730)
                                                                                      ------------   ------------    ------------

Net increase (decrease) in cash and cash equivalents                                           (57)            81             959
Cash and cash equivalents at beginning of year                                               1,847          1,766             807
                                                                                      ============   ============    ============
Cash and cash equivalents at end of year                                              $      1,790   $      1,847         $ 1,766
                                                                                      ============   ============    ============

                                        SUPPLEMENTAL CASH FLOW INFORMATION

                                              YEARS ENDED SEPTEMBER 30,
                                    --------------------------------------------
                                        1998            1997            1996
                                    -------------   -------------    -----------
Cash paid (refunded) for:
  Interest                          $       3,435   $       3,833    $    3,457
                                    =============   =============    ===========
  Income taxes                      $      (3,210)  $       1,168    $    2,671
                                    =============   =============    ===========


         During the years ended September 30, 1998, 1997 and 1996 capital lease obligations aggregating approximately $438,000, $781,000 and $573,000, respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

         In 1997 and 1996, the Company issued 5,000 common shares to an employee as salary pursuant to an employment agreement.



 See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

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

(b) Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated statements include the results of the wholly-owned subsidiaries Catalina Industries, Inc., Go-Gro Industries Limited ("Go-Gro"), Meridian Lamps, Inc. ("Meridian"), a subsidiary formed by the Company that commenced operations in fiscal 1995 and ceased operations in June 1997, Catalina Canada, Catalina Mexico and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(d) Geographic Risks

 Substantially all of the Company's products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company's business. In addition, in the Company's consolidated balance sheet at September 30, 1998 are net assets of $17.3 million of Company subsidiaries located in China and Hong Kong, a sovereign territory of China. The Company maintains approximately $14 million in noncancelable political risk insurance.

(e) Cash and Cash Equivalents

 Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

(f) Accounts Receivable

 Pursuant to an agreement between the Company and a bank, the bank assumes the credit risk of certain of the Company's U.S. and Canadian receivables. The Company pays a fee of .50 percent of billings to customers covered by the arrangement. In addition, the Company insures certain of its foreign receivables with an insurance company. Gross accounts receivable secured under such agreements at September 30, 1998 and 1997 amounted to $11.3 million and $15.3 million, respectively. In addition, certain of the Company's sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 1998 and 1997 amounted to $12.5 million and $8.7 million, respectively.

 The Company provides allowances against accounts receivable for doubtful accounts, sales returns and sales incentives.

(g) Inventories

 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
   (CONTINUED)

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

(i) Restricted Cash Equivalents and Short-Term Investments

 The Company's restricted cash equivalents and short term investments at September 30, 1998 and 1997 represented sinking fund payments on bonds issued to finance the Company's U.S. warehouse and investment income earned on such payments and a $1.5 million escrow payment made on the bonds which financed the Meridian facility.

(j) Goodwill

 Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted operating income from the related acquired companies. Should the Company determine it probable that future estimated undiscounted operating income from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $2.4 million and $2 million at September 30, 1998 and 1997, respectively.

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

(m) Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") during fiscal 1998. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Upon adoption, earnings per share data for prior years are required to be restated. Earnings per share information presented in the accompanying financial statements for years ended September 30, 1997 and 1996 have been restated to comply with SFAS No. 128.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
   (CONTINUED)

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

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

2. ACQUISITION

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

3. INVENTORIES

Inventories consisted of the following:


                                    SEPTEMBER 30,
                          ----------------------------------
                               1998               1997
                          ----------------    --------------
                                     (IN THOUSANDS)
Raw materials             $          3,777    $        3,569
Work-in-progress                       713             1,006
Finished goods                      23,767            30,037
                          ----------------    --------------

                          $         28,257    $      34,612
                          ================    ==============


The Company capitalizes certain costs in finished goods inventory associated with acquiring, storing and preparing inventory for distribution. Such costs aggregated approximately $8.2 million, $9.5 million and $9.9 million for the years ended September 30, 1998, 1997 and 1996, respectively, of which $2.2 million and $2.6 million remained in inventory at September 30, 1998 and 1997, respectively.

Inventory allowances amounted to $1.7 million and $2.4 million at September 30, 1998 and 1997, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

4. PROPERTY AND EQUIPMENT

Property and equipment and related depreciable lives were as follows:

                                                             SEPTEMBER 30,           DEPRECIABLE
                                              ----------------------------------
                                                   1998               1997              LIVES
                                              --------------      --------------    ---------------
                                                             (IN THOUSANDS)
Land                                          $        1,354      $        1,354         -
Land use rights                                        1,912               1,912     47 years
Buildings and improvements                            15,373              15,269     5 to 30 years
Leasehold improvements                                 1,551               1,522     lease terms
Furniture and office equipment                         1,258               1,203     5 to 7 years
Computer software and equipment                        4,480               3,720     2 to 5 years
Machinery, molds and equipment                        12,836              12,612     3 to 7 years
Display fixtures                                         901               1,326     2 years
Other assets                                             374                 441     4 to 7 years
Property held for sale                                 1,051               1,051     5 to 30 years
                                              --------------      --------------
                                                      41,090              40,410
Less accumulated depreciation                         13,168              10,441
                                              ==============      ==============
Property and equipment, net                   $       27,922      $       29,969
                                              ==============      ==============


Property held for sale consists of the Meridian facility. In conjunction with the decision to cease Meridian's operations, the Company recorded a $930,000 charge in 1997 to write down the plant and related equipment to fair market value (less disposition costs) and to provide for severance payments to Meridian's employees.

Depreciation expense for the years ended September 30, 1998, 1997 and 1996 was approximately $4,376,000, $4,061,000 and $4,045,000, respectively.

Interest capitalized during the construction of the manufacturing facilities in China and Mississippi was $463,000 during the year ended September 30, 1996.

5.       NOTES PAYABLE - CREDIT LINES

The Company has a $35 million credit facility with a group of commercial banks. This facility provides credit in the form of a $1.9 million non-revolving loan and $33.1 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures September 30, 2000 and provides for quarterly principal payments of $950,000 on the non-revolving loan. As the non-revolving loan is reduced, the remaining facility is increased by a similar amount. The non-revolving loan bears interest, payable monthly, at the prime rate plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 2.5% at September 30, 1998 and LIBOR plus 1.8% effective October 1, 1998). The effective rates for the non-revolving loan and the other borrowings were 9.25% and 8.12%, respectively, at September 30, 1998. Obligations under the facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain debt to equity and interest coverage ratios and borrowings are limited by a borrowing base defined as the aggregate of certain percentages of the Company's U.S. receivables and inventory. The agreement prohibits the payment of

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

5. NOTES PAYABLE - CREDIT LINES (CONTINUED)

cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .25% based on the unused portion of the facility. At September 30, 1998, the Company had used $13.6 million under this credit facility (loans amounted to $12.4 million of which $1.9 million was included in current notes payable-credit lines) and $9.5 million was available for additional borrowings under the borrowing base calculation.

The Company has a credit facility with a Canadian bank which provides four million Canadian dollars or U.S. equivalent (approximately U.S. $2.6 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7.75% at September 30, 1998) and U.S. dollar advances bear interest at the U.S. base rate of the bank (9% at September 30, 1998). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 1998, $2.1 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At September 30, 1998, total Canadian and U.S. dollar borrowings amounted to U.S. $1.5 million (included in current notes payable-credit lines) and U.S. $922,000 was available for additional borrowings under the borrowing base calculation.

Go-Gro has a $35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (10.25% at September 30, 1998). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. At September 30, 1998, $16.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 1998, there were no borrowings under this facility and U.S. $2.1 million was available for borrowings.

The Company's availability under its credit lines consisted of the following:


                                                                          SEPTEMBER 30,
                                                                  ----------------------------------
                                                                     1998                 1997
                                                                  --------------      --------------
                                                                           (IN THOUSANDS)
Total lines of credit                                             $       42,128            $ 72,419
Less:
   Borrowings                                                            (13,928)            (26,574)
   Acceptances issued and pending issuance
     (included in accounts payable)                                            -              (4,511)
   Stand-by letters of credit                                             (1,213)             (2,913)
   Open letters of credit and other                                       (2,405)             (2,453)
   Amount unavailable under borrowing base                               (12,057)            (28,540)
                                                                  --------------      --------------
Lines of credit available                                         $       12,525      $        7,428
                                                                  ==============      ==============

The weighted average interest rate on the current portion of notes payable - credit lines was 9.1% and 8.0% at September 30, 1998 and 1997, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

6. BONDS PAYABLE - REAL ESTATE RELATED

The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. The bonds are secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit, which is not part of the Company's credit lines. Interest on the bonds is payable semiannually and principal payments are due annually. In June 1997, the Company ceased manufacturing operations at Meridian and leased the facility to a non-manufacturing entity. As a result, the Company made a $1.5 million payment to escrow on the bonds which was included in restricted cash equivalents and short-term investments in the September 30, 1998 and 1997 balance sheets. The Company plans to redeem the bonds at their earliest redemption date, approximately November 1, 1999. The outstanding balance of these bonds was $1.4 million and $1.5 million, at September 30, 1998 and 1997, respectively.

The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, aggregating $900,000 per year, from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.6% at September 30, 1998) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8.0 million direct pay letter of credit which is not part of the Company's credit line. The outstanding balance of these bonds was $7.8 million and $8.7 million, at September 30, 1998 and 1997, respectively.

The aggregate maturities and sinking fund requirements of bonds payable at September 30, 1998, were as follows (in thousands):


               1999                      $ 975
               2000                      2,215
               2001                        900
               2002                        900
               2003                        600
               Thereafter                3,600
                                    ==========
                                    $    9,190
                                    ==========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:


                                                                                                   SEPTEMBER 30,
                                                                                           --------------    ------------
                                                                                               1998             1997
                                                                                           --------------    ------------
                                                                                                  (IN THOUSANDS)
     Loan payable monthly through 2004 based on a 15 year amortization schedule with a balloon payment in 2004, bearing interest at 8%, secured by a mortgage on the land and building with a net book value of $1,381,000 at September 30,
     1998.                                                                                 $   1,015         $      1,064

     Borrowings under a leasing facility with a Hong Kong financial institution to finance the purchase of equipment for the China facility; payable monthly, bearing interest at the HIBOR rate plus 3% (14.75% at September
     30, 1998) maturing at various dates through 2003 and secured by a guarantee issued by the Company and warehouse equipment with a net book value of
     $545,000 at September 30, 1998; $564,000 was available for future
     borrowings at September 30, 1998.                                                           597                  602

     Borrowings under a leasing facility with a U.S. financial institution to finance the purchase of U.S. assets; payable monthly, maturing at various dates through 2003, bearing interest at 8.75%, and secured by office, computer and warehouse equipment with a net book value of $433,000 at
     September 30, 1998; $409,000 was available for future borrowings at
     September 30, 1998.                                                                         591                  401

     Borrowings under a leasing facility with a U.S. financial institution to finance the purchase of U.S. assets; payable quarterly, bearing interest at rates ranging from 7.12% to 10%, maturing at various dates through 2001 and secured by office and warehouse equipment and computer hardware and software with a net book value of $129,504 at September 30, 1998; no funds
     were available for future borrowings at September 30, 1998.                                 124                  334
     Other                                                                                        67                   17
                                                                                           --------------    ------------
     Subtotal                                                                                  2,394                2,418
     Less current maturities                                                                    (485)                (476)
                                                                                           ==============    ============
                                                                                           $   1,909         $     1,942
                                                                                           ==============    ============

The aggregate maturities of other long-term debt at September 30, 1998, were as follows (in thousands):

                 1999             $ 485
                 2000               464
                 2001               444
                 2002               234
                 2003               101
                 Thereafter         666
                               ========
                                $ 2,394
                               ========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

8. CONVERTIBLE SUBORDINATED NOTES

The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible at the option of the holders into common shares of the Company's stock at a conversion price of $6.57 per share subject to certain anti-dilution adjustments (as defined in the note agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes are callable at the Company's option with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the note agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the note agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limits the purchase or retirement of any shares of capital stock or other capital distributions.

9. INCOME TAXES

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal income tax rate:


                                                              YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------
                                                       1998             1997             1996
                                                   --------------   -------------    -------------
Statutory federal income tax rate                          34.0 %         (34.0)%           34.0 %
 Increase (decrease) resulting from:
   State income taxes, net of federal
       income tax effect                                    2.8            (0.5)             8.7
   Foreign tax rate differential                          (33.2)          (17.3)           (18.4)
   Goodwill amortization                                   10.6             2.6              6.0
   Adjustment to tax rate applied to U.S.
       temporary differences                                8.9               -                -
   Other                                                    1.8             2.3              4.3
                                                   ==============   =============    =============
                                                           24.9 %         (46.9)%           34.6 %
                                                   ==============   =============    =============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

9. INCOME TAXES (CONTINUED)

The income tax provision (benefit) consisted of the following:



                                                 CURRENT             DEFERRED              TOTAL
                                             -----------------    ----------------     ---------------
                                                                  (IN THOUSANDS)
Year ended September 30, 1998
  Federal                                    $            (993)   $            453              $ (540)
  State                                                     22                 341                 363
  Foreign                                                  631                 (89)                542
                                             -----------------    ----------------     ---------------
                                             $            (340)              $ 705               $ 365
                                             =================    ================     ===============
Year ended September 30, 1997
  Federal                                    $          (2,894)           $ (1,109)           $ (4,003)
  State                                                     15                (333)               (318)
  Foreign                                                1,597                 (10)              1,587
                                             -----------------    ----------------     ---------------
                                             $          (1,282)           $ (1,452)           $ (2,734)
                                             =================    ================     ===============
Year ended September 30, 1996
  Federal                                    $           1,454            $ (1,388)               $ 66
  State                                                    531                (207)                324
  Foreign                                                  199                 260                 459
                                             -----------------    ----------------     ---------------
                                             $           2,184    $         (1,335)              $ 849
                                             =================    ================     ===============

Income (loss) before income taxes by source consisted of the following:


                                                    YEARS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------
                                             1998                 1997                  1996
                                       -----------------    ------------------    ----------------
United States                          $          (1,265)   $          (13,183)   $             (3)
Foreign                                            2,732                 7,356               2,455
                                       -----------------    ------------------    ----------------
                                       $           1,467    $           (5,827)   $          2,452
                                       =================    ==================    ================


The tax effects of each type of temporary difference that gave rise to the Company's current net deferred tax asset are as follows:

                                                                             SEPTEMBER 30,
                                                              -----------------------------------
                                                                   1998                1997
                                                              ---------------     ---------------
                                                                             (IN THOUSANDS)
Accounts receivable allowances                                $         1,310     $         1,731
Provision for litigation judgment under appeal                          1,767                   -
Prepaid expenses                                                         (162)                (171)
Allowances and capitalized costs for inventory                            665               1,122
Net operating loss carryforwards                                            -                 167
Accrued expenses                                                           77                  92
Other                                                                      22                  11
                                                              ---------------     ---------------
                                                              $         3,679     $         2,952
                                                              ===============     ===============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

9. INCOME TAXES (CONTINUED)

The tax effects of each type of temporary difference that gave rise to the Company's net long term deferred tax asset (included in other long term assets) are as follows:


                                                                           SEPTEMBER 30,
                                                           -----------------------------------
                                                                1998                1997
                                                           ----------------    ---------------
                                                                           (IN THOUSANDS)
Provision for litigation judgment under appeal             $              -     $        1,660
Net loss on sublease of facility                                        200                279
Provision for impairment of long-lived assets                           187                192
U.S. tax loss and other carryforwards                                   393                  -
Foreign tax loss carryforward                                           517                190
Start up costs                                                           47                 88
Depreciation:
   U.S. assets                                                         (467)              (379)
   Foreign assets                                                       (52)               (49)
Other                                                                    28                (23)
Valuation allowance                                                    (517)              (190)
                                                           ----------------    ---------------
                                                           $            336    $        1,768
                                                           ================    ===============

The Company has not provided for possible U.S. income taxes on $14.7 million in undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable.

10. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS

COMMON STOCK

The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases.

STOCK OPTIONS UNDER PLANS

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan (Employee Plan), which provides for the granting of options to officers and other key employees. Under the Employee Plan, the Company and its shareholders authorized the granting of options for up to 1,750,000 shares of common stock to be granted as either incentive or nonstatutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. As of September 30, 1998, options for approximately 28,643 shares of common stock remained available for future grants. Options generally vest ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date.

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan (Director Plan), which provides for the granting of options for up to 50,000 shares of common stock to non-employee directors. Under the Director Plan, options to purchase 2,000 common shares are granted annually to non-employee directors automatically upon their election to the Board of Directors which vest upon the serving of a one year term. The exercise price is the fair market value of the common stock on the date the options are granted. As of September 30, 1998, no shares of common stock remained available for future grants. These options are generally exercisable no later than ten years from the date of grant.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

10. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

Transactions and related information for each plan are as follows:


                                                                    NUMBER OF         WEIGHTED AVERAGE
         EMPLOYEE PLAN:                                              OPTIONS          PRICE PER SHARE
                                                                ----------------     ----------------
         Options outstanding at September 30, 1995                1,220,504               $4.34
              Options granted                                       164,750               $4.21
              Options exercised                                     (21,834)              $3.02
              Options terminated                                    (23,119)              $5.63
                                                                ----------------     ----------------
         Options outstanding at September 30, 1996                1,340,301                $3.98*
              Options granted                                        25,700                $4.09
              Options exercised                                     (17,166)               $4.04
              Options terminated                                    (22,368)               $4.11
                                                                ----------------     ----------------
         Options outstanding at September 30, 1997                1,326,467                $3.98
              Options granted                                         5,000                $3.38
              Options exercised                                     (25,100)               $3.03
              Options terminated                                    (16,719)               $4.36
                                                                ----------------     ----------------
         Options outstanding at September 30, 1998                1,289,648                $3.99**
                                                                ==================  =====================
         Options exercisable at September 30, 1998                1,232,201                $3.98**
                                                                ==================  =====================

*On October 27, 1995, the exercise price of 170,750 outstanding options issued to non-executive officers was restated to $4.125, the market value on such date.

**On December 11, 1998, the exercise price of 784,733 outstanding options was restated to $2.4375, the market value on such date.


                                                                    NUMBER OF           WEIGHTED AVERAGE
         DIRECTOR PLAN:                                              OPTIONS             PRICE PER SHARE
                                                                ----------------       ------------------
           Options outstanding at September 30, 1995                 42,000                    $7.51
             Options granted                                          8,000                    $6.25
             Options exercised                                       (2,000)                   $3.38
             Options terminated                                     (12,000)                   $8.28
                                                                ----------------       ------------------
           Options outstanding at September 30, 1996                 36,000                    $7.19
             Options granted                                         10,000                    $3.75
                                                                ----------------       ------------------
           Options outstanding at September 30, 1997
              and 1998                                               46,000                    $6.59
                                                                ================        ==================
           Options exercisable at September 30, 1998                 46,000                    $6.59
                                                                ================        ==================

OTHER STOCK OPTIONS

The exercise price of all other stock options discussed below was the fair market value of the common stock on the date the options were granted. On December 11, 1998, the exercise price of 290,000 outstanding options issued to employees was restated to $2.4375, the market value on such date.

The Company has outstanding options for 55,000 shares at an exercise price of $1.75 per share issued to one of the former shareholders of a subsidiary in connection with the acquisition of such subsidiary. The options were fully exercisable at September 30, 1998 and expire on January 1, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

10. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

OTHER STOCK OPTIONS (CONTINUED)

In August 1990, the Company issued options outside its Director Plan to its non-employee directors to purchase an aggregate of 200,000 shares of common stock, of which 132,000 remained outstanding on September 30, 1998. The options have an exercise price of $1.75 per share, were fully exercisable at September 30, 1998 and expire August 24, 2000.

On October 1, 1991, the Company issued options to purchase 20,000 shares at $3.38 to an employee. The options were fully exercisable at September 30, 1998 and expire on October 1, 2001.

On January 3, 1992, the Company issued to certain of its executives and non-employee directors options to purchase 275,000 shares at $4.88 per share. The options were fully exercisable at September 30, 1998 and expire January 3, 2002.

On January 15, 1993, the Company issued to one of its executives options to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The options were fully exercisable at September 30, 1998. The options expire on January 14, 2003.

At various dates during fiscal 1995, the Company granted to certain new employees options to purchase 91,000 shares of common stock at prices ranging from $6.75 to $6.875. In most cases, one-third of the options became exercisable on October 1, 1995, with one-third vesting on October 1 of each of the following two years. The options expire in 10 years from the grant date. On October 27, 1995, the exercise price of these options was restated to $4.125, the market value on such date. As of September 30, 1998, 53,500 options remained to be exercised and all options were excisable.

On March 4, 1996, the Company issued options to purchase 10,000 shares at $5.38 to a consultant. The options were fully exercisable at September 30, 1998 and expire on March 4, 2006.

On August 27, 1996, the Company issued to one of its executives options to purchase 5,000 shares of common stock at $3.75 per share. The options were fully exercisable at September 30, 1998 and expire on August 26, 2006.

On March 7, 1997, the Company entered into an option agreement with a consultant. Under the agreement, the Company issued options to purchase 100,000 shares at $3.875. Such options were to vest upon the consultant meeting certain minimum sales targets (which were not met) and expired on March 7, 2007.
This agreement was terminated and the options cancelled effective September 30, 1998.

On March 12, 1997, the Company issued options to purchase 20,000 shares of common stock at $3.75 per share to new members of the Company's Board of Directors. The options were fully exercisable at September 30, 1998 and expire on March 11, 2007.

During fiscal 1998, the Company granted to certain new employees options to purchases 18,000 shares of common stock at prices ranging from $2.44 to $3.75. One third of the options becomes exercisable on October 1, 1999 with one-third vesting on October 1 of each of the following two years. The options expire in 10 years from the grant.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

10. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

OTHER STOCK OPTIONS (CONTINUED)

Transactions and related information relating to other stock options are summarized as follows:


                                                                    NUMBER OF          WEIGHTED AVERAGE
                                                                     OPTIONS            PRICE PER SHARE
                                                                ----------------      -----------------
Options outstanding at September 30, 1995                                706,000              $ 3.92
     Options granted                                                      15,000              $ 4.84
     Options exercised                                                   (40,500)             $ 2.67
                                                                ----------------      -----------------
Options outstanding at September 30, 1996                                680,500              $ 3.63 *
     Options granted                                                     120,000              $ 3.85
                                                                ----------------      -----------------
Options outstanding at September 30, 1997                                800,500              $ 3.69
     Options granted                                                      18,000              $ 3.53
     Options exercised                                                   (55,000)             $ 1.75
     Options terminated                                                 (125,000)             $ 3.93
                                                                ----------------      -----------------
Options outstanding at September 30, 1998                                638,500              $ 3.81 **
                                                                ================     ==================
Options exercisable at September 30, 1998                                620,500              $ 3.82 **
                                                                ================     ==================

*On October 27, 1995, the exercise price of 91,000 outstanding options issued to non-executive officers was restated to $4.125, the market value on such date.

**On December 11, 1998, the exercise price of 290,000 outstanding options was restated to $2.4375, the market value on such date.

The following table summarizes information about all stock options outstanding at September 30, 1998:


                                               Options Outstanding                           Options Exercisable
                             --------------------------------------------------------  --------------------------------
                                                     Weighted            Weighted                          Weighted
                                                      Average            Average                            Average
    Range of Exercise            Options             Remaining           Exercise          Options         Exercise
         Prices                Outstanding       Contractual Life         Price          Exercisable         Price
--------------------------   -----------------  --------------------  ---------------  ----------------  --------------
 $1.75 to $ 2.50                      534,400                  1.90   $         1.88         531,400     $         1.88
 $3.38 to $ 4.13                      806,582                  5.10   $         3.96         740,803     $         3.96
 $4.69 to $ 6.63                      367,166                  3.90   $         5.01         360,498     $         5.02
 $6.75 to $12.13                      266,000                  6.00   $         6.90         266,000     $         6.90
==========================   =================  ===================  ================  ===============   ==============
 $1.75 to $12.13                    1,974,148                  4.10   $         3.99       1,898,701     $         3.99
==========================   =================  ===================  ================  ===============   ==============

For purposes of the following proforma disclosures, the weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividend yield; expected volatility of 58% and 56%; risk-free interest rate of 5.4% and 6.4%; and an expected term of six and a half years. The weighted average fair value at date of grant of options granted during 1998 and 1997 was $1.89 and $2.05 per option, respectively. Had the compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

10. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)


                                                                    YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------------------
                                                               1998             1997         1996
                                                             ----------        ---------    --------
Net income (loss) - as reported                              $    1,102         $ (3,093)   $  1,603
Net income (loss) - proforma                                 $      966         $ (3,392)   $  1,283

Basic earnings (loss) per share - as reported                $     0.15         $  (0.44)   $    .23
Basic earnings (loss) per share - proforma                   $     0.14         $  (0.48)   $    .18

Diluted earnings (loss) per share - as reported              $     0.15         $  (0.44)   $    .21
Diluted earnings (loss) per share - proforma                 $     0.13         $  (0.48)   $    .17


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

STOCK WARRANTS

In connection with the Company's initial public offering of common stock in May 1988, warrants to purchase 92,000 common shares at $4.20 a share were issued. The warrants are exercisable through December 31, 1999. The Company registered the shares underlying the warrants effective May 24, 1995. No common stock has been issued pursuant to these warrants through September 30, 1998.

11. COMMITMENTS

The Company leases offices, warehouse facilities and equipment under non-cancelable operating leases that expire at various dates through 2008. Certain leases provide for increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 1998 by fiscal year, were as follows (in thousands):


                MINIMUM RENTAL           MINIMUM
                   PAYMENTS         SUBLEASE RECEIPTS             NET
               -----------------   --------------------    -------------
1999           $           2,473   $              1,220    $       1,253
2000                       2,075                  1,085              990
2001                       1,093                    464              629
2002                         231                      -              231
2003                         196                      -              196
Thereafter                 1,029                      -            1,029
               =================   ====================    =============
               $           7,097   $              2,769    $       4,328
               =================   ====================    =============


                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

11. COMMITMENTS (CONTINUED)

Total rental expense for all operating leases (including month-to-month leases) amounted to approximately $1.8 million, $3.1 million and $3.1 million for the years ended September 30, 1998, 1997 and 1996, respectively. In connection with its warehouse consolidation, the Company subleased its Dallas facility in 1995 for the remainder of the lease term and recognized a pretax loss relating to this sublease in 1995.

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $9.9 million had been expended as of September 30, 1998) and includes approximately $1 million for a Municipal Coordination Facilities Fee
(MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $163,659 had been paid as of September 30, 1998. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 1999 either party has the right to terminate the agreement during fiscal years 1999 to 2001 if the Company does not meet the minimum net shipments of $25 million for fiscal 1999, $40 million for fiscal 2000 and $60 million for fiscal 2001. Net sales of Westinghouse branded products amounted to $10.9 million and $9.0 million for the years ended September 30, 1998 and 1997, respectively. The Company's contractual rights ro use the Westinghouse brand name have been challenged by a third party.

In 1998, the Company entered into a consulting agreement with a former employee for a two-year period ending March 31, 2000, for an annual fee of $140,000, payable monthly.

12. RELATED PARTY TRANSACTIONS

The Company leased two facilities located in Massachusetts from entities in which an officer and a former officer had an ownership interest. One of the leases expired in 1996 and the other one expires in June 1999. Rent expense related to these leases was approximately $159,000, $164,000 and $540,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Notes and advances receivable from Executive Vice Presidents of the Company aggregated $259,160 and $87,996 at September 30, 1998 and 1997, respectively. At September 30, 1998 notes and advances included $220,000 in notes bearing interest at LIBOR plus 250 basis points which were collaterized by stock option agreements to purchase 195,000 shares of the Company. Notes amounting to $120,000 mature in January 1999 and the remainder $100,000 note matures in December 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

13. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company operates exclusively in the lighting industry with operations based in three principal geographic areas, the United States, Asia and Canada. Net sales to unaffiliated customers by U.S.-based operations are made primarily into the United States. Net sales to unaffiliated customers by Asia-based operations are made primarily into Europe and net sales to unaffiliated customers by Canada-based operations are made primarily into Canada. Transfers to other geographic areas primarily represent shipments of finished goods made at prices determined by management. All transfers have been eliminated from consolidated net sales. Financial information, summarized by geographic area, is as follows:


                                 UNITED
                                 STATES             ASIA         CANADA          OTHER     ELIMINATIONS   CONSOLIDATED
                             ----------------      --------     -------------   --------   ------------   ------------
                                                               (IN THOUSANDS)
SEPTEMBER 30, 1998:
Net sales
  Unaffiliated customers     $        122,286      $ 21,309      $     16,497   $  1,768   $          -   $    161,860
  Transfers to other
    geographic areas                    1,099        95,149               367          -        (96,615)             -
                             ----------------      --------      ------------   ---------  -----------    ------------
        Total net sales      $        123,385      $116,458      $     16,864   $  1,768   $    (96,615)  $    161,860
                             ================      ========      ============   =========  ===========    ============
Operating income (loss)      $          1,030      $  3,439      $        382   $   (231)  $        (36)  $      4,584
                             ================      ========      ============   =========  ===========    ============
Identifiable assets          $         58,305      $ 41,340      $      6,733   $  2,881   $    (10,299)  $     98,960
                             ================      ========      ============   =========  ===========    ============

September 30, 1997:
Net sales
  Unaffiliated customers     $        146,646      $ 33,950      $     15,545   $    814   $          -   $    196,955
  Transfers to other
    geographic areas                      837        80,444               427          1       (81,709)              -
                             ----------------      --------      ------------   ---------  -----------    ------------
        Total net sales      $        147,483      $114,394      $     15,972   $    815   $    (81,709)  $    196,955
                             ================      ========      ============   =========  ===========    ============
Operating income (loss)      $        (10,496)     $  8,836      $        518   $   (181)  $       (544)  $     (1,867)
                             ================      ========      ============   =========  ===========    ============
Identifiable assets          $         73,310      $ 38,078      $      5,686   $  1,365   $     (1,858)  $    116,581
                             ================      ========      ============   =========  ===========    ============
September 30, 1996:
Net sales
  Unaffiliated customers     $        139,521      $ 29,447      $     15,012   $    650   $          -   $    184,630
  Transfers to other
    geographic areas                      979        34,341               370           -      (35,690)             -
                             ----------------      --------      ------------   ---------  -----------    ------------
        Total net sales      $        140,500      $ 63,788      $     15,382   $    650   $    (35,690)  $    184,630
                             ================      ========      ============   =========  ===========    ============
Operating income             $          2,153      $  2,706      $        721   $   (158)  $       (101)  $      5,321
                             ================      ========      ============   =========  ===========    ============
Identifiable assets          $         79,270      $ 31,956      $      7,712   $    899   $     (2,375)  $    117,462
                             ================      ========      ============   =========  ===========    ============

MAJOR CUSTOMERS

During the years ended September 30, 1998, 1997 and 1996 one customer (included in U.S.-based operations) accounted for 27.5%, 22.1% and 9.8%, respectively, of the Company's net sales. One other customer and its affiliate accounted for 11% of the Company's net sales during the year ended September 30, 1996.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

14. EMPLOYMENT AGREEMENTS

The Company has employment agreements with four executive officers. The agreements expire on September 30, 2001. All such officers receive compensation with minimum annual cost of living increases of 5% and acceleration of payments due under the agreements should there be a change in control of the Company. These officers participate equally in a bonus pool equal to 6.7% of the Company's consolidated pretax income. These bonuses for fiscal 1998 and 1996 totaled $105,000, and $175,000, respectively. There was no bonus for fiscal 1997 due to a pretax loss.

Future commitments under employment agreements at September 30, 1998, by fiscal year, excluding the possible effect of bonuses are as follows (in thousands):

                    1999                1,162
                    2000                1,220
                    2001                1,281
                                    =========
                                      $ 3,663
                                    =========

15. CONTINGENCIES

LITIGATION

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and Directors. The breach of contract claim was tried in February 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $681,000 provision for post-judgment interest was recorded through September 30, 1998. The Company is appealing the verdict and attorney fee award and the appeal was argued before the Third District Court of Appeal on December 18, 1998. The Company believes its arguments are meritorious as argued. No decision from the District Court has been received to date.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse is defending and indemnifying the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. A trial date of June 21, 1999 has been set by the Court.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

15. CONTINGENCIES (CONTINUED)

         During fiscal 1998 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. However, as a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. It is too early to assess the impact of these changes on the Company's financial position or annual results of operations during fiscal 1999. No assurance can be given that the number of claims will not exceed historial experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has developed and is currently executing a plan to make its computer systems Year 2000 ready. The plan consists of five phases: (1) an inventory of all systems and applications, including non-information technology systems; (2) an assessment of the Year 2000 readiness of these existing systems and applications; (3) remediation of Year 2000 problems identified in the assessment phase; (4) testing of all systems and applications to verify the success of the remediation phase and, if necessary (5) the implementation of contingency plans for all significant systems and applications.

Phases 1 and 2 of the Company's plan were completed as of September 1, 1998. The Company is presently engaged in phases 3 and 4 and expects to complete these phases by July 1, 1999.

The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, in 1997 the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began implementation of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American businesses. The majority of the remainder of the Company's North American systems will be made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications will be made Year 2000 ready through a combination of internal reprogramming/modification and purchased upgrades of commercial third-party software packages. The internal reprogramming/modifications of Go-Gro's systems and applications are presently undergoing testing by an independent third party.

The Company has initiated communications with the customers, suppliers and other companies important to its business to attempt to determine the extent to which the Company is vulnerable to such parties' failure to resolve their own Year 2000 issues.

The Company is currently and will continue to utilize both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, none of which has been incurred as of September 30, 1998. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

15. CONTINGENCIES (CONTINUED)

Year 2000 compliance is critical to the Company due to the importance of its computer systems and applications to its business. The Company may also be vulnerable to the failure of significant third parties with which the Company does business to resolve their own Year 2000 issues. The impact on the Company of failure by either the Company or the significant third parties with which it does business to achieve Year 2000 compliance is not reasonably estimable, however, the Year 2000 issue could have a material impact on the operations of the Company.

OTHER

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

Estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                                 SEPTEMBER 30,
                                           -------------------------------------------------------------------------
                                               1998                                  1997
                                           ---------------------------------    ------------------------------------
                                             CARRYING             FAIR             CARRYING              FAIR
                                              AMOUNT             VALUE              AMOUNT               VALUE
                                           --------------    ---------------    ----------------    ----------------
Cash and cash equivalents                  $        1,790    $         1,790    $          1,847    $          1,847

Restricted cash equivalents and
  short-term investments                   $        1,807    $         1,807    $          1,883    $          1,883

Bonds payable                              $        9,190    $         9,142    $         10,165    $         10,092

Other long-term debt                       $        2,394    $         2,454    $          2,418    $          2,443


It is not practicable to estimate the fair value of the Company's $7.6 million in convertible subordinated notes.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


Balance Sheets                                                                             SEPTEMBER 30,
                                                                                   --------------------------------
                                                                                        1998             1997
                                                                                   ---------------  ---------------
                                      ASSETS                                                       (IN THOUSANDS)
Current assets
             Cash and cash equivalents                                             $          124   $        1,627
             Accounts receivable, net of allowances
                 of $7,863,000 and $7,783,000, respectively                                10,619           12,458
             Inventories                                                                   20,318           25,770
             Income taxes receivable                                                        1,148            3,372
             Deferred tax asset                                                             3,661            2,946
             Other current assets                                                           2,638            1,857
                                                                                   ---------------  ---------------
                              Total current assets                                         38,508           48,030

Property and equipment, net                                                                14,475           15,147

Restricted cash equivalents and short-term investments                                      1,807            1,883
Investment in and net advances to/from Asian and Canadian subsidiaries                     21,319           26,220
Goodwill, net                                                                               5,000            5,162
Other assets                                                                                2,544            4,714
                                                                                   ---------------  ---------------
                                                                                   $       83,653   $      101,156
                                                                                   ===============  ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Notes payable - credit lines                                          $        1,900   $        3,800
             Accounts and letters of credit payable                                         2,005            6,688
             Current maturities of bonds payable-real estate related                          975              970
             Current maturities of other long-term debt                                       325              362
             Accrued litigation judgment under appeal                                       4,909                -
             Other current liabilities                                                      3,121            3,952
                                                                                   ---------------  ---------------
                              Total current liabilities                                    13,235           15,772

Notes payable - credit lines                                                               10,500           21,000
Convertible subordinated notes                                                              7,600            7,600
Bonds payable - real estate related                                                         8,215            9,195
Other long-term debt                                                                        1,414            1,500
Accrued litigation judgment under appeal                                                        -            4,486
Other liabilities                                                                             365              546
                                                                                   ---------------  ---------------
                              Total liabilities                                            41,329           60,099

Stockholders' equity
             Common stock                                                                      72               71
             Additional paid-in capital                                                    26,475           26,311
             Retained earnings                                                             15,777           14,675
                                                                                   ---------------  ---------------
                              Total stockholders' equity                                   42,324           41,057
                                                                                   ---------------  ---------------
                                                                                   $       83,653   $      101,156
                                                                                   ===============  ===============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)


STATEMENTS OF OPERATIONS
                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                             1998             1997              1996
                                                                            ------------  -------------    ---------
                                                                                          (IN THOUSANDS)
Net sales                                                                   $   124,054     $  147,460     $ 140,171
Cost of sales                                                                   106,524        130,597       118,519
                                                                            ------------  -------------    ---------
Gross profit                                                                     17,530         16,863        21,652

Selling, general and administrative expenses                                     17,080         17,474        17,687
Plant closing costs                                                                   -            930             -
Litigation charges and related professional fees                                    (95)         7,453           293
                                                                             -----------   ------------    ---------
OPERATING INCOME (LOSS)                                                             545         (8,994)        3,672
                                                                             -----------   ------------    ---------
Other income (expenses)
      Interest expense                                                           (3,622)        (3,738)       (3,115)
      Equity income in Asian and Canadian Subsidiaries                            3,679          5,200         1,400
      Other income                                                                  323            118            36
                                                                             -----------   ------------    ---------
Total other expenses                                                                380          1,580        (1,679)

                                                                             -----------   ------------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                   925         (7,414)        1,993
Income tax (provision) benefit                                                      177          4,321          (390)
                                                                             -----------   ------------    ---------
NET INCOME (LOSS)                                                            $     1,102   $    (3,093)    $   1,603
                                                                             ===========   ============    =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)


STATEMENTS OF CASH FLOWS
                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                  1998           1997         1996
                                                                                ----------  ----------     ---------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $    1,102  $   (3,093)    $   1,603
                                                                                ----------  ----------     ---------
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Provision for impairment of long-lived assets                                    -         735             -
        Provision for litigation judgement under appeal                                423       4,487             -
        Equity income in Asian and Canadian subsidiaries                            (3,679)     (5,200)       (1,400)
        Depreciation and amortization                                                2,463       2,698         4,367
        Deferred income taxes                                                          794      (1,442)       (1,595)
        (Gain) loss on disposition of property and equipment                            (5)          1            33
        Other                                                                          (58)        159             -
        Change in assets and liabilities:
          Decrease (increase) in accounts receivable                                 1,839       8,657         5,914
          Decrease (increase) in inventories                                         5,452       3,838           929
          Decrease (increase) in income taxes receivable                             2,224      (3,271)            -
          Decrease (increase) in other current assets                                 (619)       (388)          176
          Decrease (increase) in other assets                                           20        (511)         (306)
          Increase (decrease) in income taxes payable                                    -           -          (116)
          Increase (decrease) in accounts and letters of credit
            payable and other liabilities                                           (5,551)     (3,515)         (355)
                                                                                ----------  ----------     ---------
        Total adjustments                                                            3,303       6,248         7,647
                                                                                ----------  ----------     ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          4,405       3,155         9,250
                                                                                ----------  ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                         (831)     (1,425)       (5,913)
    Investment in and net advances to/from Asian and Canadian subsidiaries           8,580      (2,723)       (1,483)
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                          954         878         6,839
                                                                                ----------  ----------     ---------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           8,703      (3,270)         (557)
                                                                                ----------  ----------     ---------

(Continued on page 54)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

17. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)


STATEMENTS OF CASH FLOWS
                                                                       YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------------------
                                                                 1998           1997            1996
                                                              -----------    ----------      ----------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable - credit lines                   32,900        35,450          43,400
      Payments on notes payable - credit lines                    (45,300)      (29,550)        (50,600)
      Sinking fund redemption payments on bonds                      (878)         (879)           (878)
      Payment into escrow on bonds                                      -        (1,504)              -
      Payments on other long-term debt                               (581)         (703)           (573)
      Proceeds from the issuance of bonds payable                       -             -              99
      Payments on bonds payable                                      (975)         (970)           (900)
      Proceeds from issuance of common stock and
        related income tax benefit                                    223            80             227
                                                              -----------    ----------      ----------
     Net cash provided by (used in) financing activities          (14,611)        1,924          (9,225)
                                                              -----------    ----------      ----------
Net increase (decrease) in cash and cash equivalents               (1,503)        1,809            (532)
Cash and cash equivalents at beginning of year                      1,627          (182)            350
                                                              -----------    ----------      ----------
Cash and cash equivalents at end of year                      $       124    $    1,627      $     (182)
                                                              ===========    ==========      ==========

                                              SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------
                                                             1998            1997            1996
                                                         -------------    ------------    ------------
CASH PAID (REFUNDED) FOR (IN THOUSANDS):
  Interest                                               $       3,251    $      3,451    $      3,124
                                                         =============    ============    ============
  Income taxes                                           $      (3,512)   $        636    $      2,044
                                                         =============    ============    ============

         During the years ended September 30, 1998, 1997 and 1996 capital lease obligations aggregating approximately $314,000, $111,000 and $573,000, respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

         In 1997 and 1996, the Company issued 5,000 common shares to an employee as salary pursuant to an employment agreement.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 (CONTINUED)

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    (IN THOUSANDS EXCEPT PER SHARE DATA)



                                      1ST QUARTER         2ND QUARTER         3RD QUARTER        4TH QUARTER
-------------------------------------------------------------------------------------------------------------
FISCAL 1998
-------------------------------------------------------------------------------------------------------------
Net Sales                            $     36,983         $    40,246         $    45,037        $    39,594
-------------------------------------------------------------------------------------------------------------
Gross Profit                         $      6,575         $     8,287         $     8,780        $     7,455
-------------------------------------------------------------------------------------------------------------
Operating Income (loss)              $        242         $     1,622         $     1,977        $       743
-------------------------------------------------------------------------------------------------------------
Net Income (loss)                    $       (381)        $       536         $       833        $       114
-------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Share:
-------------------------------------------------------------------------------------------------------------
  Basic                              $      (0.05)        $      0.08         $      0.12        $      0.02
-------------------------------------------------------------------------------------------------------------
  Diluted                            $      (0.05)        $      0.07         $      0.11        $      0.02
-------------------------------------------------------------------------------------------------------------

                                       1st Quarter         2nd Quarter (A)     3rd Quarter        4th Quarter
Fiscal 1997
-------------------------------------------------------------------------------------------------------------
Net Sales                            $     45,095         $    44,874           $   56,394       $    50,592
-------------------------------------------------------------------------------------------------------------
Gross Profit                         $      7,957         $     6,448           $    8,981       $     9,076
-------------------------------------------------------------------------------------------------------------
Operating Income (loss)              $        874         $    (7,073)          $    2,060       $     2,272
-------------------------------------------------------------------------------------------------------------
Net Income (loss)                    $         22         $    (4,988)          $      822       $     1,051
-------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Share:
   Basic                             $          -         $     (0.71)          $     0.12       $      0.14
-------------------------------------------------------------------------------------------------------------
  Diluted                            $          -         $     (0.71)          $     0.11       $      0.13
-------------------------------------------------------------------------------------------------------------


(A) Includes $930,000 in plant closing costs due to the termination of manufacturing operations at Meridian and $6.3 million in litigation costs and related professional fees.



                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                         ADDITIONS
                                                     --------------------
                                      Balance at     Charged to                           Balance
                                     beginning of    costs and                            at end of
   Description                           year         expenses     Other     Deductions      year
----------------------------------   ------------    ----------    -----     ----------   ---------
Accounts receivable allowances -
deducted from accounts
receivable in the balance sheet:

  Year ended September 30, 1998        $  8,314        $ 10,327     $ -       $ (10,233)     $ 8,408
                                       ========        ========     ===       ==========     =======

  Year ended September 30, 1997        $  7,313        $ 17,357     $ -       $ (16,356)     $ 8,314
                                       ========        ========     ===       ==========     =======

  Year ended September 30, 1996        $  4,934        $ 17,135     $ -       $ (14,756)     $ 7,313
                                       ========        ========     ===       ==========     =======


Inventory allowances - deducted from
inventory in the balance sheet:

  Year ended September 30, 1998        $  2,390        $    193     $ -       $    (927)     $ 1,656
                                       ========        ========     ===       ==========     =======

  Year ended September 30, 1997        $  1,533        $  2,032     $ -       $  (1,175)     $ 2,390
                                       ========        ========     ===       ==========     =======

  Year ended September 30, 1996        $    911        $    903     $ -       $    (281)     $ 1,533
                                       ========        ========     ===       ==========     =======


Allowances for impairment of
long-lived assets - deducted
from property and equipment
in the balance sheet:

  Year ended September 30, 1998        $    519        $    -       $ -       $      -       $   519
                                       ========        ========     ===       ==========     =======

  Year ended September 30, 1997        $     -         $    735     $ -       $     (216)    $   519
                                       ========        ========     ===       ==========     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       DOCUMENTS FILED AS PART OF THIS REPORT. The following
                           consolidated financial statements of the Company and its subsidiaries are filed as part of this
                           Report:

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of
                              September 30, 1998 and 1997

                           Consolidated Statements of Operations
                              for the years ended September 30, 1998, 1997
                              and 1996

                           Consolidated Statements of Stockholders' Equity
                              for the years ended September 30, 1998, 1997
                              and 1996

                           Consolidated Statements of Cash Flows
                              for the years ended September 30, 1998, 1997
                              and 1996

                           Notes to Consolidated Financial Statements

                  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is included in this
                           Report:

                           Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1998, 1997 and 1996


                  3. EXHIBITS. The following exhibits are filed with this Report or incorporated by reference:

  Exhibit                                                                                   Filing In Which Exhibit
  Number                                Description                                       Is Incorporated By Reference
------------     -----------------------------------------------------------    -------------------------------------------------
     3       -   Amended and Restated Articles of Incorporated                  Registration Statement on Form S-1, Number
                                                                                33-27861

    3.3      -   By-Laws, as amended                                            Filed herewith

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

    4.2      -   Werbel Roth Warrant                                            Registration Statement on Form S-18,  Number
                                                                                33-17409-A

    4.3      -   Convertible Debentures                                         Form 8-K, dated August 31, 1989

    4.4      -   Convertible Debentures                                         Amendment No. 1 to Registration
                                                                                Statement No. 33-34444 on Form S-1

    4.5      -   Shareholders' Rights Plan                                      Form 10-K dated January 14, 1990

    4.6      -   Second Amendment to Rights Agreement dated as of November      Form 10-Q for the Quarter Ended March 31, 1992
                 20, 1990

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

   10.60     -   Amendment No. 4 to Credit Agreement dated as of May 31,        Form 10-Q dated August 17, 1990
                 1990

   10.61     -   Assignment of Credit Agreement dated as of May 1, 1990;        Form 10-Q dated August 17,1990
                 Credit Facility between the Company and SunTrust


   10.62     -   Lease between Dana and H & K Realty Trust dated as of          Form 10-Q dated August 17, 1990
                 April 1, 1990

   10.63     -   Lease between the Company and Paragon regarding the Dallas     Form 10-Q dated August 17, 1990
                 Facility, dated October 16, 1989

   10.64     -   Amendment dated as of April 1, 1990 to Employment             Amendment No. 1 to Registration Statement No.
                 Agreement between Dana, the Company and Nathan Katz            33-34444 on Form S-1

   10.65     -   Amendment dated as of April 1, 1990 to Employment              Amendment No. 1 to Registration Statement No.
                 Agreement between Dana, the Company and David Hauser           33-34444 on Form S-1

   10.66     -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement No.
                 Agreement between the Company and John H. Browder              33-34444 on Form S-1

   10.67     -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement No.
                 Agreement between the Company and Robert Hersh                 33-34444 on Form S-1

   10.68     -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement No.
                 Agreement between the Company and Dean S. Rappaport            33-34444 on Form S-1

   10.69     -   Amendment dated as of August 27, 1990 to Employment            Amendment No. 1 to Registration Statement No.
                 Agreement between the Company and William D. Stewart           33-34444 on Form S-1

   10.70     -   Amendment to 1987 Stock Option and Stock Appreciation          Form 10-K dated January 14, 1990
                 Rights Plan

   10.71     -   Amendment to dated October 1, 1990 to Employment Agreement     Form 10-K dated January 14, 1990
                 between the Company and Dean S. Rappaport

   10.72     -   First Amendment to Credit Agreement dated November 1, 1990     Form 10-K dated January 14, 1990
                 between the Company and Sun Bank

   10.73     -   Second Amendment to Credit Agreement dated January 11,         Form 10-K dated January 14, 1990
                 1991 between the Company and Sun Bank

   10.74     -   Third Amendment to Credit Agreement dated March 7, 1991        Form 10-Q for the quarter ended March 31, 1991
                 between the Company and Sun Bank

   10.75     -   Amendment to Employment Agreement dated April 8, 1991          Form 10-Q for the quarter ended March 31, 1991
                 between the Company and Robert Hersh

   10.76     -   Amended and Restated Credit Agreement dated September 30,      Form 8 Amendment No. 2 to Form 10-Q dated June
                 1991 between the Company and Sun Bank                          30, 1991

   10.77     -   Certain equipment leases between the Company and various       Form 10-K dated December 18, 1991
                 equipment leasing companies

   10.78     -   First Amendment to Amended and Restated Credit Agreement       Form 10-K dated December 18, 1991
                 dated December 1, 1991

   10.79     -   Joint Venture Agreement dated as of January 14, 1992           Form 10-Q for the quarter ended March 31, 1992
                 between Catalina  Lighting, Inc. O'Design Ceramics, Inc.
                 Catalina Canada Lighting Inc. and Danny Lavy, as amended

   10.80     -   Employment Agreement dated April 1, 1992 between Catalina      Form 10-Q for the quarter ended March 31, 1992
                 Lighting, Inc. and Janet P. Ailstock

   10.81     -   Second Amended and Restated Credit Agreement among the         Form 10-Q for the quarter ended March 31, 1992
                 Company and Sun Bank, National Association  dated as of
                 June 19, 1992

   10.82     -   Amendments to Employment Agreements between the Company        Form 10-K dated December 10, 1992
                 and Messrs Hersh, Rappaport and Stewart dated as of
                 October 1, 1992

   10.83     -   Amendment, dated January 26, 1993 between the Company and      Form 10-Q for the quarter ended December 31,
                 David Moss                                                     1992

   10.84     -   First Amendment to Second Amended and Restated Credit          Form 10-Q for the quarter ended December 31,
                 Facility dated as of June 19, 1992                             1992

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

   10.86     -   Amendment dated as of October 1, 1993 to Employment            Form 10-K dated December 28, 1993
                 Agreement between the Company and Robert Hersh

   10.87     -   Amendment dated as of October 1, 1993 to Employment            Form 10-K dated December 28, 1993
                 Agreement between the Company and Dean Rappaport

   10.88     -   Amendment dated as of October 1, 1993 to Employment            Form 10-K dated December 28, 1993
                 Agreement between the Company and William D. Stewart

   10.89     -   Agreement dated September 29, 1993 between Catalina            Form 10-K dated December 28, 1993
                 Lighting, Inc. and Shunde No. 1 Lamp Factory

   10.90     -   Agreement dated October 1, 1993 between Dana Lighting,         Form 10-Q for the quarter ended December 31,
                 Inc., Catalina Lighting,  Inc., and Nathan Katz terminating    1993
                 the 1989 Employment Agreement

   10.91     -   The Employment Agreement dated October 1, 1993 between         Form 10-Q for the quarter ended December 31,
                 Dana Lighting, Inc., Catalina Lighting,  Inc., and Nathan      1993
                 Katz

   10.92     -   Note Agreement dated March 15, 1994 among the Company and      Form 10-Q for the quarter ended March 31, 1994
                 Massachusetts Mutual Life Insurance Company, MassMutual
                 Corporate Investors, MassMutual Participation Investors,
                 S.O. P.A.F. International S.A., Prudential Securities,
                 Inc. and Jefferies Group, Inc.

   10.93     -   Second Amended Employment Agreement among the Company and      Form 10-Q for the quarter ended March 31, 1994
                 Janet P. Ailstock dated April 1, 1994.

   10.94     -   Agreement dated December 30, 1993 among the Company, Danny     Form 10-Q for the quarter ended March 31, 1994
                 Lavy, Susan Lavy and Les Investissements Lavy, Inc.

   10.95     -   Third amended and restated credit agreement among Catalina     Form 10-Q for the quarter ended June 30, 1994
                 Lighting, Inc. and Sun Bank, National association, dated
                 May 12, 1994

   10.96     -   Letter of commitment between Catalina Lighting Canada          Form 10-Q for the quarter ended June 30, 1994
                 (1992), Inc. and National bank of Canada dated May 19, 1994

   10.97     -   Consulting Agreement between Catalina Lighting, Inc. and       Form 10-Q for the quarter ended June 30, 1994
                 Henry Gayer dated July 6, 1994

   10.98     -   Purchase Agreement among Catalina Lighting, Inc. and the       Form 8-K dated August 9, 1994
                 Stockholders of Go-Gro Industries, Ltd.

   10.99     -   Employment Agreement by and among Go-Gro Industries and        Form 8-K dated August 9, 1994
                 Mr. Lau

 10.100.1    -   Financial statements of Go-Gro Industries Ltd. for the         Amendment No.2 to Form 8-K filed December 15,
                 year ended July 31, 1994                                       1994

 10.100.2    -   Financial statements of Go-Gro Industries Ltd. for the         Amendment No.1 to Form 8-K filed October 13,
                 years ended July 31, 1993 and 1992                             1994

 10.100.3    -   Financial statements of CIPEL Development Ltd. for the         Amendment No.1 to Form 8-K filed October 13,
                 year ended July 31, 1994                                       1994

 10.100.4    -   Financial Statements of CIPEL Development Limited for the       Amendment No.1 to Form 8-K filed October 13,
                 years ended July 31, 1993 and 1992                             1994

 10.100.5    -   Financial Statements of Lamp Depot Limited for the period      Amendment No.1 to Form 8-K filed October 13,
                 from September 23, 1994 (date of incorporation) to July        1994
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

  10.112     -   Second Amendment to Third Amended and Restated Credit          Form 10-Q for the quarter ended March 31, 1995
                 Agreement and Third Amended and Restated Stock and Notes
                 Pledge between Sun Bank National Association and the
                 Company dated February 23, 1995

  10.113     -   Financing Agreement between Go-Gro Industries, Ltd. and        Form 10-Q for the quarter ended March 31, 1995
                 Standard Chartered Bank dated October 4, 1994 and amendment to
                 Financing Agreement dated January 5, 1995

  10.114     -   Third Amendment to Third Amended and Restated Credit           Form 10-Q for the quarter ended June 30, 1995
                 Agreement  and Consent  dated May 1, 1995 between  Catalina
                 Lighting and Sun Bank, National Association

  10.115     -   Fourth Amendment to Third Amended and Restated Credit          Form 10-Q for the quarter ended June 30, 1995
                 Agreement and Consent dated June 30, 1995 between  Catalina
                 Lighting and Sun Bank, National Association

  10.116     -   First Amendment to Note Agreement between Catalina             Form 10-Q for the quarter ended June 30, 1995
                 Lighting and Massachusetts Mutual Life Insurance Company,
                 MassMutual Corporate Investors, MassMutual Participation
                 Investors, MassMutual Corporate Value Partners, Prudential
                 Securities Inc. and SO. P.A.F. International S.A. dated
                 June 28, 1995

  10.117     -   Loan Agreement between Mississippi Business Finance            Form 10-Q for the quarter ended June 30, 1995
                 Corporation and Dana Lighting, dated May 1, 1995

  10.118     -   Letter of Credit Agreement between Dana Lighting, Inc. and     Form 10-Q for the quarter ended June 30, 1995
                 Sun Bank, National Association dated May 1, 1995, and as
                 amended on June 30, 1995

  10.119     -   Shenzhen Municipal Agreement to transfer rights to use         Form 10-Q for the quarter ended June 30, 1995
                 land dated April 11, 1995

  10.120     -   Construction Loan Agreement between Sun Bank, National         Form 10-Q for the quarter ended June 30, 1995
                 Association and Dana Lighting dated May 1, 1995

  10.121     -   Indenture of Trust dated May 1, 1995, relating to $10.5        Form 10-Q for the quarter ended June 30, 1995
                 million Mississippi Business Finance Corporation Taxable
                 Variable Rate Industrial Development Revenue Bonds Series
                 1995

  10.122     -   Shenzhen Municipal Construction Contract dated January 4,      Form 10-Q for the quarter ended June 30, 1995
                 1995

  10.123     -   Final Design and Construction Contract between Catalina        Form 10-Q for the quarter ended June 30, 1995
                 Industries, Inc., d/b/a Dana Lighting and Jesco, Inc. dated
                 June 20, 1995

  10.124     -   Sublease Agreement between Catalina Lighting, Inc. and         Form 10-Q for the quarter ended June 30, 1995
                 Shippers Warehouse and Agreement between Catalina
                 Lighting, Inc. and Shippers Warehouse, Inc. and S & W
                 Warehouse, Inc. effective June 15, 1995 as to sell warehouse equipment.

  10.125     -   Land purchase Agreement dated March 31, 1995 between           Form 10-Q for the quarter ended June 30, 1995
                 Community Development Foundation and Dana Lighting, Inc.

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
                 Prudential Securities Inc. and SO. P.A.F. International
                 S.A. dated September 30, 1995

  10.129     -   Sixth Amendment to third Amended and Restated Credit           Form 10-Q for the Quarter ended December 31,
                 Agreement dated December 28, 1995, between Catalina            1995
                 Lighting, Inc. and Sun Trust Bank, Central Florida,
                 National Association f/k/a SunTrust, National Association

  10.130     -   Second Amendment to Letter of Credit Agreement and First       Form 10-Q for the Quarter ended December 31,
                 Amendment to Security Agreement between Catalina               1995
                 Industries, Inc. d/b/a Dana Lighting and SunTrust Bank,
                 Central Florida, National Association f/k/a SunTrust,
                 National Association

  10.131     -   Seventh Amendment to third Amended and Restated Credit         Form 10-Q for the Quarter ended March 31, 1996
                 Agreement dated March 18, 1996, between Catalina Lighting,
                 Inc. and Sun Trust Bank, Central Florida, National
                 Association

  10.132     -   Third Amendment to Letter of Credit greement dated March       Form 10-Q for the Quarter ended March 31, 1996
                 27, 1996 between Catalina Industries, Inc. d/b/a Dana
                 Lighting and SunTrust Bank, Central Florida, National
                 Association f/k/a SunTrust, National Association

  10.133     -   Third Amendment to Employment Agreement dated April 1,         Form 10-Q for the Quarter ended March 31, 1996
                 1996 between Catalina Lighting, Inc. and Janet P. Ailstock

  10.134     -   License Agreement dated April 26, 1996 between                 Form 10-Q for the Quarter ended March 31, 1996
                 Westinghouse Electric Corporation and Catalina Lighting,
                 Inc.

  10.135     -   Press Release dated July 18, 1996                              Form 8-K dated July 18, 1996

  10.136     -   Complaint in the matter of BLACK & DECKER (U.S.), INC.,        Form 10-Q for the Quarter ended June 30, 1996
                 BLACK & DECKER INC. VS. CATALINA LIGHTING, INC., Case No.
                 96-1042-A, in the United States District Court, Eastern
                 Division of Virginia

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

  10.139     -   Eighth Amendment to Third Amended and Restated Credit          Form 10-Q for the Quarter ended December 31,
                 Agreement, third Amendment to second Amended and Restated      1996
                 Security Agreement, and Fourth Amendment to Third Amended
                 and Restated stock and Notes Pledge dated October 4, 1996
                 between  Catalina Lighting, Inc. and SunTrust Bank,
                 Central Florida, national Association.

  10.140     -   Ninth Amendment to Third Amended and Restated Credit           Form 10-Q for the Quarter ended March 31, 1997
                 Agreement dated December 30, 1996 between Catalina
                 Lighting, Inc. and SunTrust Bank, Central Florida,
                 National Association.

  10.141     -   Fourth Amendment to Letter of Credit Agreement dated           Form 10-Q for the Quarter ended March 31, 1997
                 December 30, 1996 between Catalina Industries, Inc. and
                 SunTrust Bank, Central Florida, National Association.

  10.142     -   Tenth Amendment to Third Amended and Restated Credit           Form 10-Q for the Quarter ended March 31, 1997
                 Agreement dated March 31, 1997 between Catalina Lighting,
                 Inc. and SunTrust Bank, Central Florida, National
                 Association.

  10.143     -   Fifth Amendment to Letter of Credit Agreement dated March      Form 10-Q for the Quarter ended March 31, 1997
                 31, 1997 between Catalina Industries, Inc. and SunTrust
                 Bank, Central Florida, National Association.

  10.144     -   Restated Articles of Association for Shenzhen Jiadianbao       Form 10-Q for the Quarter ended March 31, 1997
                 Electrical Products Co., Ltd., a Cooperative Joint
                 Venture Company dated October 18, 1996

  10.145     -   Contract to Amend Cooperative Joint Venture Contract           Form 10-Q for the Quarter ended March 31, 1997
                 between Shenzhen Baoanqu Fuda Industries Co., and
                 Go-Gro Industries, Ltd. dated October 18, 1996

  10.146     -   Financing Agreement between Go-Gro Industries, Ltd. and        Form 10-Q for the Quarter ended June 30, 1997
                 Standard Chartered Bank dated May 12, 1997.

  10.147     -   Employment and non-compete agreement dated April 1, 1997       Form 10-Q for the Quarter ended June 30, 1997
                 between Go-Gro Industries Ltd. and Wai Check Lau.

  10.148     -   Amendment to Financing Agreement between Catalina              Form 10-K dated December 24, 1997
                 Lighting Canada (1992), Inc. and National Bank of Canada
                 dated October 17, 1997

  10.149     -   Eleventh Amendment to Third Amended and Restated Credit        Form 10-K dated December 24, 1997
                 Agreement dated September 30, 1997 between Catalina
                 Lighting, Inc. and SunTrust bank, Central Florida,
                 National Association.

  10.150     -   Sixth Amendment to Letter of Credit Agreement dated            Form 10-K dated December 24, 1997
                 September 30, 1997 between Catalina Industries,  Inc. and
                 SunTrust bank, Central Florida, National Association.

  10.151     -   First Amendment to Shenzhen Municipal Construction             Form 10-K dated December 24, 1997
                 Contract dated January 30, 1996.

  10.152     -   First Amendment to the Loan Agreement among Mississippi        Form 10-K dated December 24, 1997
                 Business Finance Corporation, Bank of Mississippi,
                 SunTrust Bank and Meridian Lamps, Inc. dated August 28,
                 1997.

  10.153     -   Escrow Agreement between Mississippi Business Finance          Form 10-K dated December 24, 1997
                 Corporation, Meridian Lamps, Inc. and Bank of Mississippi
                 dated August 28, 1997.

  10.154     -   Seventh Amendment to Letter of Credit Agreement between        Form 10-Q for the Quarter ended March 31, 1998
                 Catalina Industries, Inc. and SunTrust Bank, Central
                 Florida, N.A. dated December 31, 1997.

  10.155     -   Twelfth Amendment to Third Amended and Restated Credit         Form 10-Q for the Quarter ended March 31, 1998
                 Agreement between Catalina Lighting, Inc. and SunTrust
                 Bank, Central Florida, N.A. dated December 31, 1997.

  10.156     -   Second Amendment to Financing Agreement between Catalina       Form 10-Q for the Quarter ended March 31, 1998
                 Lighting Canada (1992), Inc. and National Bank of Canada
                 dated December 19, 1997.

  10.157     -   Eighth Amendment to Letter of Credit Agreement between         Form 10-Q for the Quarter ended March 31, 1998
                 Catalina Industries, Inc. and SunTrust Bank, Central
                 Florida, N.A. dated March 31, 1998.

  10.158     -   Thirteenth Amendment to Third Amended and Restated Credit      Form 10-Q for the Quarter ended March 31, 1998
                 Agreement between Catalina Lighting,  Inc. and SunTrust
                 Bank, Central Florida, N.A. dated March 31, 1998.

  10.159     -   Lease Agreement between Dana Realty Trust and Catalina         Form 10-Q for the Quarter ended June 30, 1998
                 Industries dated July 23, 1998.

  10.160     -   Offer to Lease from Catalina Lighting Canada, Inc. to TAG      Form 10-Q for the Quarter ended June 30, 1998
                 Quattro Inc dated March 12, 1998.

  10.161     -   Change in Control Agreement between Thomas M. Bluth and        Form 10-Q for the Quarter ended June 30, 1998
                 Catalina Lighting dated May 7, 1998.

  10.162     -   Change in Control Agreement between David W. Sasnett and       Form 10-Q for the Quarter ended June 30, 1998
                 Catalina Lighting dated May 7, 1998.

  10.163     -   Ninth Amendment to Letter of Credit Agreement between          Filed herewith
                 Catalina Industries, Inc. and SunTrust Bank, Central
                 Florida, N.A. dated September 30, 1998.

  10.164     -   Fourteenth Amendment to Third Amended and Restated Credit      Filed herewith
                 Agreement between Catalina Lighting, Inc. and SunTrust
                 Bank, Central Florida, N.A. dated September 30, 1998.

    11       -   Computation of Diluted Earnings (loss) Per Share               Filed herewith

    21       -   Subsidiaries of the Registrant                                 Filed herewith

    23       -   Consent of Deloitte & Touche LLP                               Filed herewith

  27.1       -   Financial data schedule                                        Filed herewith

  27.2       -   Financial data schedule                                        Filed herewith

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

                                            CATALINA LIGHTING, INC.

                                            By: /S/ ROBERT HERSH
                                               ---------------------------------
                                            Robert Hersh, Chairman, President,
                                            Chief Executive Officer and Director

                                            December 24, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.

By:/S/ DEAN S. RAPPAPORT                                      December 24, 1998
   ---------------------------------
   Dean S. Rappaport, Director,
   Executive Vice President, and
   Chief Operating Officer


By:/S/ WILLIAM D. STEWART                                     December 24, 1998
   ---------------------------------
   William D. Stewart, Director,
   Executive Vice President


By:/S/ DAVID W. SASNETT                                       December 24, 1998
   ---------------------------------
   David W. Sasnett,
   Chief Financial Officer,
   Senior Vice President,
   Chief Accounting Officer

By:/S/ RYAN BURROW                                            December 24, 1998
   ---------------------------------
   Ryan Burrow, Director

By:/S/ HENRY LATIMER                                          December 24, 1998
   ---------------------------------
   Henry Latimer, Director

By:/S/ JEFFREY SILVERMAN                                      December 24, 1998
   ---------------------------------
   Jeffrey Silverman, Director

By:/S/ LEONARD SOKOLOW                                        December 24, 1998
   ---------------------------------
   Leonard Sokolow, Director


                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------
   3.3       -   Amended and Restated By-Laws                                   Filed herewith

  10.163     -   Ninth Amendment to Letter of Credit Agreement between          Filed herewith
                 Catalina Industries, Inc. and SunTrust Bank, Central
                 Florida, N.A. dated September 30, 1998.

  10.164     -   Fourteenth Amendment to Third Amended and Restated Credit      Filed herewith
                 Agreement between Catalina Lighting, Inc. and SunTrust
                 Bank, Central Florida, N.A. dated September 30, 1998.

  11         -   Computation of Diluted Earnings (loss) Per Share               Filed herewith

  21         -   Subsidiaries of the Registrant                                 Filed herewith

  23         -   Consent of Deloitte & Touche LLP                               Filed herewith

  27.1       -   Financial data schedule                                        Filed herewith

  27.2       -   Financial data schedule                                        Filed herewith