Form 10-K/A
period 1998-09-30
CATALINA LIGHTING INC
filed 1999-01-28
CIK 822665

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

                        DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to the Directors and Executive Officers of the Company:

          NAME                  AGE                             POSITION WITH THE COMPANY
-------------------------    ---------     --------------------------------------------------------------
Robert Hersh                    52         Chairman, Chief Executive Officer, President, Director

Dean Rappaport                  47         Executive Vice President, Chief Operating Officer, Director

William D. Stewart              50         Executive Vice President, Director

Ryan Burrow                     38         Director

Henry Latimer                   61         Director

Jeffrey Silverman               53         Director

Leonard Sokolow                 42         Director

Nathan Katz                     43         Executive Vice President

David W. Sasnett                42         Senior Vice President, Chief Financial Officer

Thomas M. Bluth                 41         Vice President, Secretary, Treasurer

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

         DEAN RAPPAPORT has been an Executive Vice President of the Company since January 1988 and a Director of the Company since April 1988. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996.

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

         JEFFREY SILVERMAN has been a Director of the Company since April 1997. Mr. Silverman is the Chairman and Co-Founder of LTS Capital Partners, LLC, an Investment Firm. He joined Ply Gem Industries, Inc. as a Director in 1981. He became Executive Vice President in 1982, President in 1983 and was Chairman of the Board and Chief Executive Officer from 1985 through August 1997, the date Ply Gem was acquired by Nortek Industries. Prior to joining Ply Gem Industries he was managing general partner of an investment partnership. Mr. Silverman was Man of the Year by the Building Materials Industry in 1987, and Entrepreneur of the Year by Inc. Magazine, Ernst & Young, and Merrill Lynch in 1991. Mr. Silverman presently serves as a director of Realco, Inc. Mr. Silverman was a member of the Board of Trustees of Long Island University, the Board of Governors of the American Stock Exchange, the Howard Samuels Center at CCNY and the American Business Conference.

         LEONARD SOKOLOW has been a Director of the Company since March 1990. Mr. Sokolow is the President of Union Atlantic LC. In August 1993 Mr. Sokolow was appointed as President of Genesis Partners, Inc., and also became President of Union Atlantic LC in September 1996. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc. from August 1994 to December 1998. Mr. Sokolow was Executive Vice President-Operations, Administration and Finance of Windmere Corporation from March 1990 to July 1993, and Senior Vice President of Windmere from February 1989 to March 1990 and General Counsel of Windmere from December 1988 to July 1993. Prior to joining Windmere, Mr. Sokolow was a partner with the law firm of Hornsby and Whisenand, P.A., practicing in the area of international and domestic corporate, securities and tax law. Mr. Sokolow is also a Certified Public Accountant. Mr. Sokolow presently serves as a director of Ezcony Interamerica, Inc. The shares of Ezcony Interamerica are traded over the counter.

         NATHAN KATZ has been an Executive Vice President of the Company since October 1, 1993 and Chief Executive Officer of Catalina Industries (formerly known as Dana Lighting), a wholly-owned subsidiary of the Company since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         DAVID W. SASNETT has been Vice President of the Company since November 1994. In November 1997, Mr. Sasnett became a Senior Vice President of the Company. In November 1996, Mr. Sasnett was promoted to Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and from 1980 to 1993 was employed by the international accounting firm of Deloitte & Touche.

         THOMAS M. BLUTH has been Vice President since August 1994 and Secretary of the Company since November 1994. Mr. Bluth became Treasurer of the Company in November 1996. From 1989 until he joined the Company, Mr. Bluth was Vice President and General Counsel for Ellis Diversified, Inc. From 1987 to 1989, Mr. Bluth was the Assistant Tax Director for Southwestern Bell Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information about the compensation of the Company's CEO and each of the other four most highly compensated executive officers of the Company during the fiscal years ended September 30, 1998, 1997 and 1996 for services in all capacities.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                   ANNUAL COMPENSATION                        AWARDS
                                       ---------------------------------------------    -------------------
                                                                                            SECURITIES
 NAME AND PRINCIPAL         FISCAL                                    OTHER ANNUAL           UNDERLYING            ALL OTHER
      POSITION               YEAR          SALARY       BONUS(1)     COMPENSATION(2)         OPTIONS(3)         COMPENSATION(4)
--------------------       --------    -----------    ----------                        -------------------    ----------------
Robert Hersh                1998        $ 299,151       $26,190                                 -                      $ 1,600
   Chairman, CEO            1997          284,905             -                                 -                        1,500
   and President            1996          271,338        43,787                                 -                        1,500

Dean Rappaport
   Executive Vice           1998          269,235        26,190                                 -                        5,688
   President, Chief         1997          256,414             -                                 -                        6,059
   Operating Officer        1996          244,204        43,787                                 -                        6,496

William D. Stewart          1998          269,235        26,190                                 -                        6,907
   Executive Vice           1997          256,414             -                                 -                        7,426
   President                1996          244,204        43,787                                 -                        7,987

Nathan Katz                 1998          269,235        26,190                                 -                        1,600
   Executive Vice           1997          256,414             -                                 -                        1,500
   President                1996          244,204        43,787                                 -                        1,500

David W. Sasnett
   Senior Vice              1998          151,068        15,000                                 -                        1,549
   President, Chief         1997          136,603        15,000                                 -                        1,216
   Financial Officer        1996          103,740        10,000                               7,500                        655

-------------------------------
(1) In accordance with their employment agreements, amounts for Messrs. Hersh, Rappaport, Stewart and Katz represent 1.67% of consolidated pre-tax income for the respective fiscal years ended September 30.
(2) Perquisites and personal benefits furnished to the named executive officers do not meet the disclosure thresholds established under SEC regulations.
(3) Stock options vest annually in increments of one-third of the options granted.
(4)      The amounts disclosed in this column represent:
         (a) The portion of premiums paid by the Company for reverse split-dollar life insurance of $4,088, in 1998, $4,559 in 1997 and $4,996 in 1996 for Mr. Rappaport and $5,307 in 1998, $5,926 in 1997 and $6,487 in 1996 for Mr. Stewart.
         (b) The Company's matching contributions to the Company's 401(k) plan of $1,600 in 1998, $1,500 in 1997 and $1,500 in 1996 for
                  each of Mr. Hersh, Mr. Rappaport, Mr. Stewart and Mr. Katz and $1,549 in 1998, $1,216 in 1997 and $655 in 1996 for Mr.
                  Sasnett.

OPTIONS GRANTED

         No stock options were granted to the named executive officers of the Company during the fiscal year ended September 30, 1998.

OPTION EXERCISES AND HOLDINGS

         The following table provides information as to options exercised by each of the named executive officers of the Company during the fiscal year ended September 30, 1998 and the value of options held by such officers at September 30, 1998 in terms of the closing price of the Company's stock on September 30, 1998.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                     AND FISCAL YEAR END 1998 OPTION VALUES

                       SHARES                                                                      VALUE OF
                    ACQUIRED ON      VALUE        NUMBER OF SECURITIES UNDERLYING            IN-THE-MONEY OPTIONS AT
NAME                  EXERCISE     REALIZED(1)     OPTIONS AT SEPTEMBER 30, 1998              SEPTEMBER 30, 1998(2)
------------------------------------------------------------------------------------   -------------------------------------
                                                  EXERCISABLE        UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
                                                  -----------       ----------------      -----------       ----------------
Robert Hersh           4,600        $11,788         317,100                 0             $   52,300                 0

Dean Rappaport         2,000        $ 4,375         317,100                 0             $   52,300                 0

William D. Stewart         0              0         232,500                 0             $   10,000                 0

Nathan Katz                0              0         217,500                 0             $   27,500                 0

David W. Sasnett           0              0          17,500             2,500             $        0                 0

---------------------------
(1) The value realized is computed by multiplying the difference between the exercise price of the stock option and the market price of the Common Stock on the date of exercise by the number of shares of Common Stock with respect to which the option was exercised.

(2) Based on the closing price of the Company's stock on September 30, 1998 of $2.25.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has entered into employment agreements with Robert Hersh, Dean S. Rappaport, William D. Stewart and Nathan Katz which expire on September 30, 2001. Commencing October 1, 1993, Messrs. Hersh, Rappaport, Stewart and Katz's base annual salaries were $246,112, $221,500, $221,500, and $221,500, respectively, with annual increases of the greater of 5% or the percentage increases in the consumer price index published by the U.S. Department of Labor ("U.S. Consumer Price Index"). Messrs. Hersh, Rappaport and Stewart each received options to purchase 50,000 shares of Common Stock during each of the fiscal years 1990 through 1993 under the terms of their respective contracts. Mr. Katz received options to purchase 50,000 shares of common stock in both 1992 and 1993. Messrs. Hersh, Rappaport, Stewart and Katz each received options to purchase 62,500 shares of Common Stock during fiscal year 1995. No options were given during fiscal years 1994, 1996, 1997 and 1998. The aforementioned were issued under the Company's 1987 Stock Option and Stock Appreciation Rights Plan.

         In connection with the employment agreements of Messrs. Hersh, Rappaport, Stewart and Katz, the Company agreed to fund a management bonus pool (the "Pool") with 6.67 % of the Company's consolidated pre-tax profits, at the end of each of the Company's fiscal years beginning with the year ending September 30, 1990 (Mr. Katz was entitled to participate in the bonus pool beginning October 1, 1993). Under the employment agreements described above, Messrs. Hersh, Rappaport, Stewart and Katz were each entitled to not less than one-fourth of the Pool. Bonuses were waived in 1990, no amounts were distributed in 1991 and 1997 due to pre-tax losses and amounts earned under the Pool in fiscal 1993, 1994, 1995, 1996 and 1998 totaled approximately $356,000, $614,000,
$60,000, $175,000 and $105,000, respectively.

         The employment agreements with Messrs. Hersh, Rappaport, Stewart and Katz each provide that, if the employee terminates his employment without good reason or is terminated for cause, such employee is subject to a non-competition provision for a three year period. In the event of a change of control of the Company preceded, accompanied or followed (within specified time limits) by a reduction of the employee's compensation or a diminution of his status or responsibilities, the employee is entitled to terminate his employment and receive a lump sum distribution of compensation in an amount equal to three times his then current effective yearly compensation, including, but not limited to, salary and bonuses. If the employee elects to so terminate, he will have the right to sell any shares of the Company's capital stock then owned to the Company at their fair market value and the non-competitive provisions contained in the employment agreements shall terminate. Payments under the agreements by the Company after a change of control are, however, limited to the amount which would be deductible by the Company under the Internal Revenue Code of 1986, as amended. A "change of control" is deemed to occur upon (i) the acquisition of 21% of the Company's voting power, (ii) the election of three or more directors without approval of the incumbent directors, as defined, within a twelve-month period, or (iii) the incumbent directors becoming less than a majority of the Board of Directors of the Company or its successor. The agreements also provide for payments of three times annual compensation if the employment is terminated without cause by the Company or for good reason by the employee.

         On May 7, 1998, the Company entered into Change in Control Agreements with David Sasnett and Thomas M. Bluth. The Agreements expire in May 1999.

         The Company pays its proportional share of a reverse split-dollar life insurance policy for Mr. Rappaport, Mr. Stewart and Mr. Katz. In the event of the death of Mr. Rappaport, Mr. Stewart or Mr. Katz during the term of their employment agreements, the Company would receive $1,000,000.

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

COMPENSATION OF DIRECTORS

         Salaried employees of the Company do not receive any additional compensation for serving as a director or committee member. Non-employee directors receive an annual retainer of $14,000, plus $1,000 per Board meeting and Committee meeting attended, and from 1989 to 1997 an option to purchase 2,000 shares of Common Stock under the Company's Non-Employee Directors Stock Option Plan ("Director Plan") as compensation for services rendered. Mr. Burrow is reimbursed for his travel expenses to the meetings.

         Options are granted to purchase 10,000 shares of the Company's Common Stock on a one time basis upon election and from 1989 to 1997 2,000 shares for each year served. Options were granted at the annual meeting which coincided with their election or appointment or, if the date of appointment or election was between annual meetings, at the next subsequent annual meeting. The exercise price is the fair market value of the Common Stock on the date granted, and options were granted for a term of ten years. An option may not be exercised before the next subsequent annual meeting of stockholders following the date of the grant. Options are exercisable during the term only by the non-employee Directors and are transferable only by will or the laws of descent and distribution.

NONQUALIFIED STOCK OPTIONS

         The Company from time to time issues non-qualified stock options to purchase shares of Common Stock to its officers. All such options are issued pursuant to individual stock option agreements and bear an exercise price equal to or in excess of the market value of the Common Stock on the date of grant. The period during which such options may be exercised varies, depending on the optionee and the circumstances under which the options have been granted. The exercise price of such options may be paid in cash or, under certain circumstances, by delivery of shares of Common Stock or by a combination of the foregoing. No non-qualified stock options were granted to directors or named executive officers during fiscal 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Leonard Sokolow, Henry Latimer, Jeffrey Silverman and Ryan Burrow. Messrs. Sokolow, Latimer, Silverman and Burrow are independent directors of the Company and are not officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, to the best knowledge of the Company, information with respect to the Company's Common Stock beneficially owned on January 8, 1999 by those who were the beneficial owners of more than 5% of the Company's stock.

 NAME AND ADDRESS OF                                 COMMON STOCK
   BENEFICIAL OWNER                              BENEFICIALLY OWNED(1)                              PERCENTAGE
----------------------------------------    -----------------------------------     -------------------------------------------
Nathan Katz.........................                     630,742(2)                                    8.5%
55 Norfolk Avenue
Easton, MA

Wai Check Lau.......................                     558,200(3)                                    7.8%
6/F, Kenning Industrial Bldg.
19 Wang Hoi Road
Kowloon, Hong Kong

Robert Hersh........................                     435,300(3),(4)                                5.8%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dean Rappaport......................                     367,100(3),(5)                                4.9%
18191 N.W. 68th Avenue
Miami, Florida 33015

William D. Stewart..................                     265,500(3),(6)                                3.6%
18191 N.W. 68th Avenue
Miami, Florida 33015

Heartland Advisors, Inc.............                   1,442,700(7)                                   20.1%
790 North Milwaukee Street
Milwaukee, WI 53202

Dimensional Fund Advisors, Inc.                          450,900(8)                                    6.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 9040

---------------------------------

(1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable through March 9, 1999 or shares for which the stockholder has the power to direct the vote.

(2)      Includes shares purchasable through the exercise of options as follows:
         55,000 shares at $1.75 per share and 162,500 shares at $2.4375 per share.

(3) Of this total 477,500 shares are owned by Go-Gro Holdings Limited, which is owned by Wai Check Lau and 7,500 shares are owned by Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau. In July 1994, as part of the acquisition of Go-Gro Industries Limited ("Go-Gro"), Wai Check Lau and Amy Yuen Ying Lau Cheung each delivered an irrevocable proxy to Catalina Asia, an entity controlled by the Company. Catalina Asia has a proxy to vote 558,200 shares beneficially owned by Mr. Lau and an additional 127,300 shares of the Company also issued to previous shareholders of Go-Gro upon the acquisition. The 685,500 shares are voted at the direction of Messrs. Hersh, Rappaport, and Stewart, members of the Board of Directors of Catalina Asia.


(4)      Includes shares purchasable through the exercise of options as follows:
         100,000 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

(5)      Includes shares purchasable through the exercise of options as follows:
         100,000 shares at $1.75 per share and 212,500 shares at $2.4375 per share.

(6)      Includes shares purchasable through the exercise of options as follows:
         20,000 shares at $1.75 per share and 212,500 shares at $2.4375 per share.

(7) Heartland Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 1,442,700 shares of Catalina Lighting, Inc. stock, all of which shares are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The interest of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the stock.

(8) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 450,900 shares of Catalina Lighting, Inc. stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of The DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and The DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

FILINGS UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than ten percent of its Common Stock except for Heartland Advisors, Inc.

         Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Form 4's were required, the Company believes that all filing requirements applicable to its officers and directors were complied with during the 1998 fiscal year.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

         The following table sets forth, to the best knowledge of the Company, the shares of Common Stock beneficially owned at January 8, 1999 by each director and executive officer and by all executive officers and directors of the Company as a group.

                                                     COMMON STOCK
                                                     BENEFICIALLY
       NAME OF BENEFICIAL OWNER                         OWNED(1)                         PERCENTAGE
----------------------------------------       ------------------------        --------------------------------
Robert Hersh.........................                435,300 (2),(12)                       5.8%

Dean Rappaport.......................                367,100 (3),(12)                       4.9%

William D. Stewart...................                265,500 (4),(12)                       3.6%

Leonard Sokolow......................                 41,000 (5)                              *

Ryan Burrow..........................                 20,700 (6)                              *

Henry Latimer........................                 14,495 (7)                              *

Jeffrey Silverman.....................                27,000 (8)                              *

Nathan Katz..........................                630,742 (9)                            8.5%

David W. Sasnett.....................                 21,300 (10)                             *

Thomas M. Bluth......................                 24,500 (11)                             *

All executive officers and directors
of the Company and its subsidiaries as
a group (10 persons).................              2,533,137 (13)                          30.2%

   * less than 1%

---------------------------

(1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable through March 9, 1999.

(2)      Includes shares purchasable through the exercise of options as follows:
         100,000 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.


(3)      Includes shares purchasable through the exercise of options as follows:
         100,000 shares at $1.75 per share and 212,500 shares at $2.4375 per share.

(4)      Includes shares purchasable through the exercise of options as follows:
         20,000 shares at $1.75 per share and 212,500 shares at $2.4375 per share.

(5)      Includes shares purchasable through the exercise of options as follows:
         25,000 shares at $4.875 per share, 2,000 shares at $7.875 per share, 2,000 shares at $5.375 per share, 2,000 shares at $6.875 per share, 2,000 shares at $10.75 per share, 2,000 shares at $6.625 per share, 2,000 shares at $6.25 per share and 2,000 shares at $3.75 per share.

(6) Includes 500 shares owned by Mr. Burrow's wife and shares purchasable through the exercise of options as follows: 2,000 shares at $6.625 per share, 2,000 shares at $10.75 per share, 2,000 shares at $6.25 per share and 12,000 shares at $3.75 per share.

(7)      Includes shares purchasable through the exercise of options as follows:
         2,000 shares at $6.25 per share and 12,000 shares at $3.75 per share.

(8) Includes 2,000 shares purchasable through the exercise of options at $3.75 per share.

(9)      Includes shares purchasable upon the exercise of options as follows:
         55,000 shares at $1.75 per share and 162,500 shares at $2.4375 per share.

(10) Includes 20,000 shares purchasable through the exercise of options at $2.4375 per share.

(11) Includes 22,500 shares purchasable through the exercise of options at $2.4375 per share.

(12) Messrs. Hersh, Rappaport and Stewart, jointly as members of the Board of Directors of Catalina Asia have a power to vote 685,500 shares owned by previous shareholders of Go-Gro Industries Limited pursuant to irrevocable proxies. These shares are not included in the amount of shares beneficially owned by these executive officers.

(13) Includes 685,500 shares owned by previous shareholders of Go-Gro Industries Limited which Messrs. Hersh, Rappaport and Stewart jointly have a power to vote pursuant to irrevocable proxies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company leased two facilities located in Massachusetts from entities in which an officer and a former officer had an ownership interest. One of the leases expired in 1996 and the other one expires in June 1999. Rent expense related to these leases was approximately $159,000, $164,000 and $540,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

         The Company leases its Hong Kong office from a company owned by Wai Check Lau, a shareholder of the Company. The lease expires in 2001 but may be extended for an additional year. Rent expense related to this lease was $257,000, $270,000 and $258,000, for the years ended September 30, 1998, 1997 and 1996, respectively.

         During the years ended September 30, 1998, 1997 and 1996, Go-Gro purchased $1.0 million, $2.1 million and $1.8 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company and which includes an officer of the Company as one of its directors.

         Notes and advances receivable from Dean Rappaport totaled approximately $119,000 at December 31, 1998 and included a $100,000 note bearing interest at LIBOR plus 250 basis points, collateralized by stock option agreements to purchase 100,000 shares of the Company and maturing in December 1999.

         Notes and advances receivable from William D. Stewart totaled approximately $65,000 at December 31, 1998 and included a $50,000 note bearing interest at LIBOR plus 250 basis points, collaterized by stock option agreements to purchase 50,000 shares of the Company and maturing in January 2000.

         Notes and advances receivable from Nathan Katz totaled approximately $78,000 at December 31, 1998 and included a $70,000 note bearing interest at LIBOR plus 250 basis points, collaterized by stock option agreements to purchase 45,000 shares of the Company and maturing in January 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CATALINA LIGHTING, INC.

                                           By:     /s/ Robert Hersh
                                                   ---------------------------
                                                   Robert Hersh
                                                   Chairman, President and
                                                   Chief Executive Officer

                                                   January 28, 1999