Form 10-Q
period 1998-12-31
CATALINA LIGHTING INC
filed 1999-02-16
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ___________________

                          Commission file number 1-9917
                             CATALINA LIGHTING, INC
                             ----------------------
             (Exact name of registrant as specified in its chapter)

                                     FLORIDA
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   59-1548266
                                   ----------
                     (I.R.S. Employer Identification Number)

                   18191 NW 68th Avenue, Miami, Florida 33015
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 558-4777
                                 --------------
               Registrant's telephone number, including area code


           ----------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON FEBRUARY 5, 1999: 7,183,869 SHARES.

                           CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                            INDEX


PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
           Condensed consolidated balance sheets -
             December 31, 1998 and September 30, 1998...................    3

           Condensed consolidated statements of operations -
             Three months ended December 31, 1998 and 1997..............    5

           Condensed consolidated statements of cash flows -
             Three months ended December 31, 1998 and 1997..............    6

           Notes to condensed consolidated financial statements.........    8

           Management's discussion and analysis of financial
             condition and results of operations........................   12

PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings....................................   19

           ITEM 4  Submission of Matters to a Vote of Security Holders..   19

           ITEM 6  Exhibits and Reports on Form 8-K.....................   19

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                      ASSETS                              DECEMBER 31,   SEPTEMBER 30,
                                                              1998           1998
                                                          ------------   -------------
                                                          (Unaudited)          *
Current assets
  Cash and cash equivalents                                $  3,577       $  1,790
  Restricted cash equivalents and short-term investments      1,920            377
  Accounts receivable, net of allowances
      of $8,847 and 8,408, respectively                      16,923         18,395
  Inventories                                                26,677         28,257
  Other current assets                                        8,087          6,897
                                                           ---------      ---------
             Total current assets                            57,184         55,716

Property and equipment, net                                  27,342         27,922
Restricted cash equivalents and short-term investments            -          1,430
Goodwill, net                                                10,903         11,017
Other assets                                                  2,862          2,875
                                                           ---------      ---------
                                                           $ 98,291       $ 98,960
                                                           =========      =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)


                                                              DECEMBER 31,     SEPTEMBER 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY                     1998             1998
                                                              ------------     -------------
                                                               (Unaudited)            *
Current liabilities
 Notes payable - credit lines                                    $  2,450         $  3,428
 Accounts and letters of credit payable                            12,027           12,423
 Current maturities of bonds payable-real estate related            2,210              975
 Current maturities of other long-term debt                           465              485
 Accrued litigation judgment under appeal                           5,015            4,909
 Other current liabilities                                          5,528            5,827
                                                                 --------         --------
         Total current liabilities                                 27,695           28,047

  Notes payable - credit lines                                     11,300           10,500
  Convertible subordinated notes                                    7,600            7,600
  Bonds payable - real estate related                               6,900            8,215
  Other long-term debt                                              1,801            1,909
  Other liabilities                                                   304              365
                                                                 --------         --------
          Total liabilities                                        55,600           56,636
                                                                 --------         --------
Commitments and contingencies

Stockholders' equity
  Common stock, issued and outstanding 7,184
     shares and 7,175 shares, respectively                             72               72
  Additional paid-in capital                                       26,492           26,475
  Retained earnings                                                16,280           15,777
  Treasury stock, 59 shares                                          (153)               -
                                                                 --------         --------
           Total stockholders' equity                              42,691           42,324
                                                                 --------         --------
                                                                 $ 98,291         $ 98,960
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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                                                 DECEMBER 31,
                                       -------------------------
                                         1998         1997
                                       --------    ---------
Net sales                              $ 42,803    $ 36,983
Cost of sales                            34,674      30,408
                                       --------    --------
Gross profit                              8,129       6,575

Selling, general and administrative
  expenses                                6,811       6,333
                                       --------    --------
Operating income                          1,318         242
                                       --------    --------
Other income (expenses):
   Interest expense                        (729)     (1,024)
   Other income (expenses)                  112         294
                                       --------    --------
Total other income (expenses)              (617)       (730)
                                       --------    --------
Income (loss) before income taxes           701        (488)

Income tax benefit (provision)             (198)        107
                                       --------    --------
Net income (loss)                         $ 503    $   (381)
                                       ========    ========
Weighted average number of
  shares outstanding
         Basic                            7,171       7,105
         Diluted                          7,282       7,105

Earnings (loss) per share
         Basic                           $ 0.07    $  (0.05)
         Diluted                         $ 0.07    $  (0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                             1998         1997
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $     503    $   (381)
  Adjustments for non-cash items                              2,132       1,129
  Change in assets and liabilities                              403       1,432
                                                          ---------    --------
  Net cash provided by (used in) operating activities         3,038       2,180
                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                    (554)       (721)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                    112         103
                                                          ---------    --------
  Net cash provided by (used in) investing activities          (442)       (618)
                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                     16          57
  Net payments to repurchase common stock                      (153)          -
  Payments on other liabilities                                (189)        (55)
  Payments on bonds                                             (80)        (75)
  Proceeds from notes payable - credit lines                 10,900       6,500
  Payments on notes payable - credit lines                  (11,050)     (8,150)
  Net proceeds from (payments on) notes payable -
       credit lines due on demand                               (28)       (655)
  Sinking fund redemption payments on bonds                    (225)       (225)
                                                          ---------    --------
  Net cash provided by (used in) financing activities          (809)     (2,603)
                                                          ---------    --------
  Net increase (decrease) in cash and cash equivalents        1,787      (1,041)
  Cash and cash equivalents at beginning of period            1,790       1,847
                                                          ---------    --------
  Cash and cash equivalents at end of period              $   3,577    $    806
                                                          =========    ========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                            THREE MONTHS ENDED
                                               DECEMBER 31,
                                    -----------------------------------
                                         1998                1997
                                    ----------------    ---------------
                                               (In thousands)
Cash paid for:
   Interest                           $     487            $     788
   Income taxes                       $   1,334            $     78

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 1998 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended December 30, 1998 equals comprehensive income for the same period.

2.      INVENTORIES

Inventories consisted of the following:

                                  DECEMBER 31,       SEPTEMBER 30,
                                      1998               1998
                                 ---------------   ----------------
                                         (In thousands)
Raw materials                    $        3,476    $         3,777
Work-in-progress                            684                713
Finished goods                           22,517             23,767
                                 ---------------   ----------------
Total inventories                $       26,677    $        28,257
                                 ===============   ================

3.       PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10 million had been expended as of December 31, 1998) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $163,659 had been paid as of December 31, 1998. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.      CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $787,000 provision for post-judgment interest was recorded through December 31, 1998. The Company is appealing the verdict and attorney fee award and the appeal was argued before the Third District Court of Appeal on December 18, 1998. The Company believes its arguments are meritorious. No decision from the District Court has been received to date.

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

The Company is currently and will continue utilizing both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, none of which has been incurred as of December 31, 1998. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

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

5.      NEW ACCOUNTING PRONOUNCEMENT

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income) and other factors referenced in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended September 30, 1998. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        In the following comparison of the results of operations, the three months ended December 31, 1998 and 1997 are referred to as 1998 and 1997, respectively.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

        Net sales and gross profit for 1998 were $42.8 million and $8.1 million, respectively, as compared to $37 million and $6.6 million, respectively, for 1997. The Company generated net income of $503,000 ($.07 per share) in 1998 compared to a net loss of $381,000 ($.05 per share) in 1997.

        The $5.8 million increase in net sales from the prior year reflects higher unit sales to U.S. customers reflecting additions to core programs and promotional opportunities. Lamp sales increased by $5.8 million to $27.8 million and net sales for the Company's other principal line of products, lighting fixtures, remained the same at $15 million. Lamps and lighting fixtures accounted for 65% and 35%, respectively, of net sales in 1998 compared to 59% and 41% in 1997, respectively. In 1998 and 1997, Home Depot accounted for 28.1% and 26.1%, respectively, of the Company's net sales.

        Gross profit increased by $1.6 million in 1998 due to the increase in net sales. The gross profit percentage increased to 19.0% in 1998 from 17.8% in 1997. The improvement in the gross profit percentage is attributable to the increase in net sales, which lessened the effect on such percentage of purchasing and warehousing costs as most of these costs are fixed.

        Many of the Company's major customers (most notably Home Depot) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 73% of the Company's sales in 1998 were made on a direct basis as compared to 65% in 1997. Sales made by the Company on a direct basis typically generate lower per unit margins than sales of the same items from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales from the Company's warehouses declined during the fiscal year ended September 30, 1998 as compared to the fiscal year ended September 30, 1997. The Company is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse.

        Selling, general and administrative expenses ("SG&A") increased by $478,000 from the prior year reflecting an increase in the provision for uncollectible accounts receivable ($160,000), an increase in professional fees ($142,000) and an increase in royalties ($145,000). However, SG&A expenses as a percentage of sales were 15.9% in 1998 compared to 17.1% in 1997 as a result of the increase in sales.

        Interest expense decreased to $729,000 in 1998 from $1 million in 1997 due to lower average outstanding borrowings and a lower average interest rate.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Other income for 1998 consisted primarily of rental income on the Meridian facility and interest and other miscellaneous income.

        The effective income tax rates for 1998 and 1997 were 28.2% and 21.9%, respectively and reflect the projected impact of foreign income, which is taxed at a significantly lower rate than U.S. income. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

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

CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

        The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $1.8 million from September 30, 1998 to December 31, 1998.

        The net cash of $3 million provided by operating activities was used primarily to pay for capital expenditures aggregating $554,000, to pay down credit lines, to make sinking fund redemption payments on outstanding bonds and to repurchase Company common stock.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

        The Company has a $35 million credit facility with a group of commercial banks. This facility provides credit in the form of a $950,000 non-revolving loan and $34 million in revolving loans, acceptances, and trade and stand-by letters of credit, matures September 30, 2000 and provides for quarterly principal payments of $950,000 on the non-revolving loan. As the non-recurring loan is reduced the remaining facility is increased by a similar amount. The non-revolving loan bears interest, payable monthly, at prime plus 1% and other borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.8% at December 31, 1998). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At December 31, 1998, the Company had used $13.5 million under this credit facility (loans amounted to $12.3 million of which $950,000 was included in current notes payable-credit lines) and $8 million was available for additional borrowings under the borrowing base calculation.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

        The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of 4 million Canadian dollars (approximately U.S. $2.6 million) and 35 million Hong Kong dollars (approximately U.S. $4.5 million), respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7.25% at December 31, 1998) and all U.S. dollar advances bear interest at the U.S. base rate of the bank (8.25% at December 31, 1998). At December 31, 1998, total Canadian and U.S. dollar borrowings amounted to U.S. $1.5 million (included in current notes payable-credit lines) and U.S. $900,000 was available for additional borrowings under the borrowing base calculation. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9.25% at December 31, 1998). Each of these credit facilities are payable upon demand and are subject to annual reviews by the banks. At December 31, 1998, there were no borrowings under the Hong Kong facility and U.S. $3.9 million was available for borrowings. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility requires Go-Gro to maintain a minimum net worth, prohibits the payment of dividends by Go-Gro without the prior consent of the lender, and limits the amount of advances or loans from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months.

        The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $6.68 per share, subject to certain anti-dilution adjustments (as defined in the Note Agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the Note Agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the Note Agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limits the purchase or retirement of any shares of capital stock or other capital distributions.

        The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.7% at December 31, 1998) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8 million direct pay letter of credit which is not part of the Company's credit line. The unpaid balance of these bonds was $7.8 million at December 31, 1998.

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

                           CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

        The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $451,000 was available at December 31, 1998. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which $370,000 was available at December 31, 1998.

        The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15 year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $1 million at December 31, 1998.

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

        The Company is currently and will continue utilizing both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, none of which has been incurred as of December 31, 1998. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

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

        Year 2000 compliance is critical to the Company due to the importance of its computer systems and applications to its business. The Company may also be vulnerable to the failure of significant third parties with which the Company does business to resolve their own Year 2000 issues. The impact on the Company of failure by either the Company or the significant third parties with which it does business to achieve Year 2000 compliance is not reasonably estimable, however, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

OTHER

        Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10 million had been expended as of December 31, 1998) and includes approximately $1 million for a Municipal Coordination Facilities Fee
(MCFF).

        The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $163,659 had been paid as of December 31, 1998. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

        On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2001. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 1999 either party has the right to terminate the agreement during fiscal years 1999 to 2001 if the Company does not meet the minimum net shipments of $25 million for fiscal 1999, $40 million for fiscal 2000, and $60 million for fiscal 2001. Net sales of Westinghouse branded products amounted to $2.3 million and $1.7 million for 1998 and 1997, respectively. The Company's contractual rights to use the Westinghouse brand name have been challenged by a third party. See Note 4 of Notes to Consolidated Financial Statements attached.

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

        The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of December 31, 1998, the Company had repurchased 58,700 shares for $153,000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

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

        None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10.165 Renewal Mortgage Note between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated October 5, 1998.

        11            Schedule of Computation of Diluted Earnings (Loss) per
                      Share.

        27.1          Financial Data Schedule.

        27.2          Amended Financial Data Schedule for the year ended
                      September 30, 1998

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

                                       /s/ ROBERT HERSH
                                       ----------------
                                       Robert Hersh
                                       Chief Executive Officer and
                                       President

                                       /s/ DAVID W. SASNETT
                                       --------------------
                                       David W. Sasnett
                                       Chief Financial Officer and
                                       Chief Accounting Officer

Date:  February 15, 1999

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------
 10.165 Renewal Mortgage Note between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated October 5, 1998.

 11            Schedule of Computation of Diluted Earnings (Loss) per Share.

 27.1          Financial Data Schedule.

 27.2          Amended Financial Data Schedule for the Year ended
               September 30, 1998