Form 10-Q
period 1999-03-31
CATALINA LIGHTING INC
filed 1999-05-13
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       or

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

                                   59-1548266
                                   ----------
                     (I.R.S. Employer Identification Number)

                18191 NW 68TH AVENUE, MIAMI, FLORIDA      33015
                -----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (305) 558-4777
                                 --------------
               Registrant's telephone number, including area code


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X    NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON MAY 5, 1999: 6,941,969 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
     Condensed consolidated balance sheets -
       March 31, 1999 and September 30, 1998............................    3

     Condensed consolidated statements of operations -
       Three and six months ended March 31, 1999 and 1998...............    5

     Condensed consolidated statements of cash flows -
       Six months ended March 31, 1999 and 1998.........................    6

     Notes to condensed consolidated financial statements...............    8

     Management's discussion and analysis of financial
       condition and results of operations..............................   13


PART II   OTHER INFORMATION

     ITEM 1  Legal Proceedings..........................................   20

     ITEM 4  Submission of Matters to a Vote of Security Holders........   20

     ITEM 6  Exhibits and Reports on Form 8-K...........................   21

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,  SEPTEMBER 30,
                                                                 1999         1998
                                                             -----------  -------------
                                                             (Unaudited)        *
                       ASSETS
Current assets
  Cash and cash equivalents                                   $  2,854      $  1,790
  Restricted cash equivalents and short-term investments         2,152           377
  Accounts receivable, net of allowances
      of 8,994 and 8,408, respectively                          20,942        18,395
  Inventories                                                   26,007        28,257
  Other current assets                                           8,087         6,897
                                                              --------      --------

             Total current assets                               60,042        55,716

Property and equipment, net                                     26,502        27,922
Restricted cash equivalents and short-term investments              --         1,430
Goodwill, net                                                   10,789        11,017
Other assets                                                     2,763         2,875
                                                              ========      ========
                                                              $100,096      $ 98,960
                                                              ========      ========



(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                              MARCH 31,     SEPTEMBER 30,
                                                                 1999           1998
                                                             -----------    -------------
                                                             (Unaudited)                *
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities
 Notes payable - credit lines                                 $      --       $   3,428
 Accounts and letters of credit payable                          14,607          12,423
 Current maturities of convertible subordinated notes             2,500              --
 Current maturities of bonds payable-real estate related          2,210             975
 Current maturities of other long-term debt                         476             485
 Accrued litigation judgment under appeal                         5,121           4,909
 Other current liabilities                                        5,444           5,827
                                                              ---------       ---------
         Total current liabilities                               30,358          28,047

  Notes payable - credit lines                                   12,200          10,500
  Convertible subordinated notes                                  5,100           7,600
  Bonds payable - real estate related                             6,900           8,215
  Other long-term debt                                            1,669           1,909
  Other liabilities                                                 235             365
                                                              ---------       ---------
          Total liabilities                                      56,462          56,636
                                                              ---------       ---------

Stockholders' equity
  Common stock, issued and outstanding 7,256
     shares and 7,175 shares, respectively                           73              72
  Additional paid-in capital                                     26,617          26,475
  Retained earnings                                              17,439          15,777
  Treasury stock, 178 shares                                       (495)             --
                                                              ---------       ---------
           Total stockholders' equity                            43,634          42,324
                                                              ---------       ---------
                                                              $ 100,096       $  98,960
                                                              =========       =========


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                MARCH 31,                     MARCH 31,
                                         -----------------------       -----------------------
                                           1999           1998           1999           1998
                                         --------       --------       --------       --------
Net sales                                $ 42,128       $ 40,246       $ 84,931       $ 77,229
Cost of sales                              32,947         31,959         67,621         62,367
                                         --------       --------       --------       --------
Gross profit                                9,181          8,287         17,310         14,862

Selling, general and administrative
  expenses                                  7,089          6,665         13,900         12,998
                                         --------       --------       --------       --------
Operating income                            2,092          1,622          3,410          1,864
                                         --------       --------       --------       --------

Other income (expenses):
   Interest expense                          (671)        (1,023)        (1,400)        (2,047)
   Other income (expenses)                    186            104            298            398
                                         --------       --------       --------       --------
Total other income (expenses)                (485)          (919)        (1,102)        (1,649)
                                         --------       --------       --------       --------

Income before income taxes                  1,607            703          2,308            215

Income tax provision                         (448)          (167)          (646)           (60)
                                         ========       ========       ========       ========
Net income                               $  1,159       $    536       $  1,662       $    155
                                         ========       ========       ========       ========

Weighted average number of
  shares outstanding
         Basic                              7,080          7,109          7,127          7,107
         Diluted                            8,561          7,421          8,454          7,600

Earnings per share
         Basic                           $   0.16       $   0.08       $   0.23       $   0.02
         Diluted                         $   0.15       $   0.07       $   0.22       $   0.02

CATALINA LIGHTING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $  1,662       $    155
  Adjustments for non-cash items                                       3,494          2,385
  Change in assets and liabilities                                      (393)         1,190
                                                                    --------       --------
  Net cash provided by (used in) operating activities                  4,763          3,730
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                             (815)        (1,037)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                             105             96
                                                                    --------       --------
  Net cash provided by (used in) investing activities                   (710)          (941)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                             143             57
  Net payments to repurchase common stock                               (495)            --
  Payments on other liabilities                                         (379)          (364)
  Payments on bonds payable -real estate related                         (80)           (75)
  Proceeds from notes payable - credit lines                          17,900         12,600
  Payments on notes payable - credit lines                           (18,100)       (14,800)
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                  (1,528)            25
  Sinking fund redemption payments on bonds                             (450)          (450)
                                                                    --------       --------
  Net cash provided by (used in) financing activities                 (2,989)        (3,007)
                                                                    --------       --------

  Net increase (decrease) in cash and cash equivalents                 1,064           (218)
  Cash and cash equivalents at beginning of period                     1,790          1,847
                                                                    --------       --------
  Cash and cash equivalents at end of period                        $  2,854       $  1,629
                                                                    ========       ========



(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                    SIX MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                  1999              1998
                                                --------          --------
                                 (IN THOUSANDS)
Cash paid for:
   Interest                                     $  1,206          $  2,057
   Income taxes                                 $  1,635          $    141



       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended March 31, 1998, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $124,000.




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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three and six months ended March 31, 1999 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three and six months ended March 31, 1999 equals comprehensive income for the same period.

2.       INVENTORIES

Inventories consisted of the following:

                                            MARCH 31,     SEPTEMBER 30,
                                              1999            1998
                                           ----------     -------------
                                                  (In thousands)

                    Raw materials          $    3,400      $    3,777
                    Work-in-progress              818             713
                    Finished goods             21,789          23,767
                                           ----------      ----------
                    Total inventories      $   26,007      $   28,257
                                           ==========      ==========



3.         PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10 million had been expended as of March 31, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       PROPERTY AND EQUIPMENT, NET (CONTINUED)

beginning in January 1997 of which $164,000 had been paid as of March 31, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

4.       CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.9 million. A provision of $4.3 million was recorded by the Company during the quarter ended March 31, 1997 and a $893,000 provision for post-judgment interest was recorded through March 31, 1999. The Company is appealing the verdict and attorney fee award and the appeal was argued before the Third District Court of Appeal on December 18, 1998. The Company believes its arguments are meritorious. No decision from the District Court has been received to date.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse defended and indemnified the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. White has agreed to withdraw its claims against the Company.

During fiscal 1998 the Company received a number of product liability claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. As a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. Based upon its experience during the first six months of fiscal 1999, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations for fiscal 1999. However, no assurance can be given that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

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

The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, in 1997 the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began the implementation of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American businesses. The majority of the remainder of the Company's North American systems will be made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications will be made Year 2000 ready through a combination of internal reprogramming/modification and purchased upgrades of commercial third-party software packages. The internal reprogramming/modifications of Go-Gro's systems and applications are presently undergoing testing by an independent third party.

The Company has initiated communications with the customers, suppliers and other companies important to its business to attempt to determine the extent to which the Company is vulnerable to such parties' failure to resolve their own Year 2000 issues.

The Company is currently and will continue utilizing both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, $19,000 of which has been incurred as of March 31, 1999. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

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

5.       FINANCIAL INSTRUMENT

In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its $7.8 million debt related to the state of Mississippi variable rate Industrial Revenue Development Bonds from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

6.       CHANGE IN CONTROL AGREEMENTS

The Company entered into Change in Control Agreements with David W. Sasnett and Thomas M. Bluth. The Agreements expire in March 2001. Such Agreements provide that, in the event of a change in control of the Company, if the Company terminates the employment of either employee within certain time periods or the Company fails to negotiate an acceptable employment agreement with the employee, the Company shall pay the employee two times his annual base salary. In addition, the agreements with Messrs. Bluth and Sasnett, respectively, provide that in the event they are terminated "without cause" where there has been no change in control, Messrs. Bluth and Sasnett, respectively, are entitled to a severance payment equal to their annual base salary.

7.       COMMITMENT

On April 26, 1996, and as subsequently amended, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001, and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $6.5 million and $3.5 million for the six months ended March 31, 1999 and 1998, respectively.

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

         In the following comparison of the results of operations, the three and six months ended March 31, 1999 and 1998 are referred to as 1999 and 1998, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Net sales and gross profit for 1999 were $42.1 million and $9.2 million, respectively, as compared to $40.2 million and $8.3 million, respectively, for 1998. The Company generated net income of $1.2 million, ($.15 per share) in 1999 compared to $536,000 ($.07 per share) in 1998.

         The $1.9 million increase in net sales from the prior year is attributable to higher unit sales to U.S. customers reflecting additions to core programs and new product placements. Lamp sales decreased by $464,000 to $26.3 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $2.3 million to $15.8 million. Lamps and lighting fixtures accounted for 62% and 38%, respectively, of net sales in 1999 compared to 66% and 34% in 1998, respectively. In 1999 and 1998, Home Depot accounted for 28.6% and 24%, respectively, of the Company's net sales and Wal-Mart accounted for 15.9% and 6% of net sales, respectively.

         Gross profit increased by $894,000 in 1999 due to improved margins earned on direct sales attributable to new product placement, a more profitable product mix and the increase in net sales. The gross profit percentage increased from 20.6% in 1998 to 21.8% in 1999. The improvement in the gross profit percentage is attributable to the improved margins earned on direct sales.

         Many of the Company's major customers (most notably Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 76% of the Company's sales in 1999 were made on a direct basis as compared to 56% in 1998. Sales made by the Company on a direct basis typically generate lower per unit margins than sales of the same items from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales from the Company's warehouses declined during the fiscal year ended September 30, 1998 as compared to the fiscal year ended September 30, 1997. The Company is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Selling, general and administrative expenses ("SG&A") increased by $424,000 from the prior year reflecting an increase in the provision for uncollectible accounts receivable ($285,000) and an increase in expenses related to the Company's operations in Mexico ($168,000).

         Interest expense decreased to $671,000 in 1999 from $1 million in 1998 due to lower average outstanding borrowings and a lower average interest rate.

         Other income for 1999 consisted primarily of investment and other miscellaneous income.

         The effective income tax rates for 1999 and 1998 were 27.9% and 23.8%, respectively and reflect the projected impact of foreign income, which is taxed at a significantly lower rate than U.S. income. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1999 AND 1998

         Net sales and gross profit for 1999 were $84.9 million and $17.3 million, respectively, as compared to $77.2 million and $14.9 million, respectively, for 1998. The Company generated net income of $1.7 million ($.22 per share) in 1999 compared to $155,000 ($.02 per share) in 1998.

         The $7.7 million increase in net sales from the prior year reflects higher unit sales to U.S. customers attributable to additions to core programs, promotional opportunities and new product placements. Lamp sales increased by $5.4 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $2.3 million. Lamps and lighting fixtures accounted for 64% and 36%, respectively, of net sales in 1999 and 63% and 37% in 1998, respectively. In 1999 and 1998, Home Depot accounted for 24.1% and 25%, respectively, of the Company's net sale and Wal-Mart accounted for 10.4% and 5.1% of net sales, respectively.

         Gross profit increased by $2.4 million in 1999 due to the increase in net sales. The gross profit percentage increased from 19.2% in 1998 to 20.4% in 1999. The improvement in the gross profit percentage from 1998 to 1999 was attributable to the increase in net sales, which lessened the effect on such percentage of purchasing and warehousing costs as most of these costs are fixed, and improved margins on direct sales.

         Many of the Company's major customers (most notably Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 74% of the Company's sales in 1999 were made on a direct basis as compared to 62% in 1998. Sales made by the Company on a direct basis typically generated lower margins than sales from Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factor that vary from customer to customer.

         Selling, general and administrative expenses ("SG&A") increased by $902,000 reflecting an increase in expenses related to the Company's operations in Mexico ($180,000) an increase in the provision for uncollectible accounts receivable ($426,000), and an increase in professional fees ($266,000). However, SG&A expenses were 16.4% of sales in 1999 compared to 16.8% in 1998 as a result of the increase in sales.

         Interest expense decreased to $1.4 million in 1999 from $2 million in 1998 due to lower average outstanding borrowings and a lower average interest rate.

         Other income for 1999 consisted primarily of investment and other miscellaneous income.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The effective income tax rates for 1999 and 1998 were 28% and 27.9%, respectively and reflect the projected impact of foreign income, which is taxed at a significantly lower rate than U.S. income. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company is in the process of restructuring its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes it should be successful in this restructuring. However, in the event the Company is unsuccessful in this effort, the Company will likely experience an increase in its consolidated effective income tax rate.

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

CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 1999

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $1.1 million from September 30, 1998 to March 31, 1999.

         The net cash of $4.8 million provided by operating activities was used primarily to pay for capital expenditures aggregating $815,000, to pay down credit lines, to make sinking fund redemption payments on outstanding bonds and to repurchase Company common stock.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE
SUBORDINATED NOTES

         The Company has a $35 million credit facility with a group of commercial banks. This facility provides credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matures on September 30, 2000. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.8% at March 31, 1999). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At March 31, 1999, the Company had used $13.4 million under this credit facility (loans amounted to $12.2 million) and $7 million was available for additional borrowings under the borrowing base calculation.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of 4 million Canadian dollars (approximately U.S. $2.6 million) and 35 million Hong Kong dollars (approximately U.S. $4.5 million), respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined, as the aggregate of certain percentages of accounts receivable and inventory. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7.25% at March 31, 1999) and all U.S. dollar advances bear interest at the U.S. base rate of the bank (8.25% at March 31, 1999). At March 31, 1999, there were no borrowings under this facility and U.S. $2.2 million was available for additional borrowings under the borrowing base calculation. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9% at March 31, 1999). Each of these credit

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE
SUBORDINATED NOTES (CONTINUED)

facilities are payable upon demand and are subject to annual reviews by the banks. At March 31, 1999, there were no borrowings under the Hong Kong facility and U.S. $1.7 million was available for borrowings. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds, which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility requires Go-Gro to maintain a minimum net worth, prohibits the payment of dividends by Go-Gro without the prior consent of the lender, and limits the amount of advances or loans from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (4.95% at March 31, 1999) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8 million direct pay letter of credit which is not part of the Company's credit line. The unpaid balance of these bonds was $7.8 million at March 31, 1999. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements for these bonds by effectively converting its $7.8 million debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE
SUBORDINATED NOTES (CONTINUED)

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $486,000 was available at March 31, 1999. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which $370,000 was available at March 31, 1999.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15 year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $986,000 at March 31, 1999.

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

         The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, in 1997 the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began the implementation of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American businesses. The majority of the remainder of the Company's North American systems will be made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications will be made Year 2000 ready through a combination of internal reprogramming/modification and purchased upgrades of commercial third-party software packages. The internal reprogramming/modifications of Go-Gro's systems and applications are presently undergoing testing by an independent third party.

         The Company has initiated communications with the customers, suppliers and other companies important to its business to attempt to determine the extent to which the Company is vulnerable to such parties' failure to resolve their own Year 2000 issues.

         The Company is currently and will continue utilizing both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, $19,000 of which has been incurred as of March 31, 1999. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

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

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $15.5 million (of which $10 million had been expended as of March 31, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee
(MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $164,000 had been paid as of March 31, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997.

         On April 26, 1996, and as subsequently amended, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001, and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $6.5 million and $3.5 million for the six months ended March 31, 1999 and 1998, respectively.

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

         During fiscal 1998 the Company received a number of product liability claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. As a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. Based upon its experience during the first six months of fiscal 1999, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations for fiscal 1999. However, no assurance can be given that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of March 31, 1999, the Company had repurchased 177,500 shares for $495,000.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse defended and indemnified the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. White has agreed to withdraw its claims against the Company and the legal documents are being prepared and will be filed shortly .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's Annual Meeting of Stockholders, held on May 10, 1999, the stockholders voted on the following matters:

         (i) to elect the following seven persons to serve as directors of the Company until the 2000 Annual Meeting of Stockholders:

                         Robert Hersh
                         Ryan Burrow
                         Henry Latimer
                         Jesse Luxton
                         Leonard Sokolow
                         Howard Steinberg
                         Brion Wise

         (ii) to ratify the appointment of Deloitte & Touche LLP to serve as the Company's auditors for the fiscal year ending September 30, 1999 by a vote of 6,879,699 (97.2%) shares cast for the proposal in favor and 14,330 (.2%) shares against.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                   (CONTINUED)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


10.168 Fifteenth Amendment to Third Amended and Restated Credit Agreement between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1999.

10.169 Tenth Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1999.

10.170           Amendment No.1 to Change in Control Agreement between Thomas M.
                 Bluth and Catalina Lighting, Inc., dated March 3, 1999.

10.171           Amendment No. 1 to Change in Control Agreement between David W.
                 Sasnett and Catalina Lighting, Inc., dated March 3, 1999.

10.172 First Amendment to License Agreement between CBS Corporation (formerly Westinghouse Electric Corporation) and Catalina Lighting, Inc., dated March 1, 1999.

10.173 Lease Agreement dated April 30, 1999 between Catalina Industries, Inc. and Dana Realty Trust.

11               Schedule of Computation of Diluted Earnings per Share.

27               Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         On April 21, 1999, the Company filed a Report on Form 8-K concerning an Amendment to section 2.9 of the Company's By-laws - Quorum of Stockholders.

         On April 30, 1999, the Company filed a Report on Form 8-K concerning the Settlement Agreement of a potential proxy contest between Catalina Lighting, Inc. and David M. Moss.

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

                                           /s/ ROBERT HERSH
                                           ----------------
                                           Robert Hersh
                                           Chief Executive Officer and
                                           President

                                           /s/ DAVID W. SASNETT
                                           --------------------
                                           David W. Sasnett
                                           Chief Financial Officer and
                                           Chief Accounting Officer

Date:   May 12, 1999

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------

10.168 Fifteenth Amendment to Third Amended and Restated Credit Agreement between Catalina Lighting, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1999.

10.169 Tenth Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. dated March 31, 1999.

10.170           Amendment No.1 to Change in Control Agreement between Thomas M.
                 Bluth and Catalina Lighting, Inc., dated March 3, 1999.

10.171           Amendment No. 1 to Change in Control Agreement between David W.
                 Sasnett and Catalina Lighting, Inc., dated March 3, 1999.

10.172 First Amendment to License Agreement between CBS Corporation (formerly Westinghouse Electric Corporation) and Catalina Lighting, Inc., dated March 1, 1999.

10.173 Lease Agreement dated April 30, 1999 between Catalina Industries, Inc. and Dana Realty Trust.

11               Schedule of Computation of Diluted Earnings per Share.

27               Financial Data Schedule