Form 10-Q
period 1999-06-30
CATALINA LIGHTING INC
filed 1999-08-13
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

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

     ______________________________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON AUGUST 4, 1999: 7,010,513 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

           Condensed consolidated balance sheets -
             June 30, 1999 and September 30, 1998.........................  3

           Condensed consolidated statements of operations -
             Three and nine months ended June 30, 1999 and 1998...........  5

           Condensed consolidated statements of cash flows -
             Nine months ended June 30, 1999 and 1998.....................  6

           Notes to condensed consolidated financial statements...........  8

           Management's discussion and analysis of financial
             condition and results of operations.......................... 13

PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings...................................... 21

           ITEM 4  Submission of Matters to a Vote of Security Holders.... 22

           ITEM 6  Exhibits and Reports on Form 8-K....................... 22

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                         ASSETS                                 JUNE 30,      SEPTEMBER 30,
                         ------                                   1999            1998
                                                               -----------    -------------
                                                               (UNAUDITED)          *
Current assets
  Cash and cash equivalents                                     $  3,995        $  1,790
  Restricted cash equivalents and short-term investments           1,475             377
  Accounts receivable, net of allowances
      of 9,105 and 8,408, respectively                            19,924          18,395
  Inventories                                                     28,901          28,257
  Other current assets                                             6,550           6,897
                                                                --------        --------
             Total current assets                                 60,845          55,716

Property and equipment, net                                       26,032          27,922
Restricted cash equivalents and short-term investments              --             1,430
Goodwill, net                                                     10,675          11,017
Other assets                                                       2,684           2,875
                                                                --------        --------
                                                                $100,236        $ 98,960
                                                                ========        ========

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                 JUNE 30,       SEPTEMBER 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY                      1999              1998
         ------------------------------------                   -----------     -------------
                                                                (UNAUDITED)            *
Current liabilities
 Notes payable - credit lines                                   $    --           $   3,428
 Accounts and letters of credit payable                            16,487            12,423
 Current maturities of convertible subordinated notes               2,500              --
 Current maturities of bonds payable-real estate related            2,210               975
 Current maturities of other long-term debt                           467               485
 Accrued litigation judgment under appeal                            --               4,909
 Other current liabilities                                          6,634             5,827
                                                                ---------         ---------
         Total current liabilities                                 28,298            28,047

  Notes payable - credit lines                                     11,200            10,500
  Convertible subordinated notes                                    5,100             7,600
  Bonds payable - real estate related                               6,000             8,215
  Other long-term debt                                              1,561             1,909
  Other liabilities                                                   952               365
                                                                ---------         ---------
          Total liabilities                                        53,111            56,636
                                                                ---------         ---------
Stockholders' equity
  Common stock, issued and outstanding 7,296
     shares and 7,175 shares, respectively                             73                72
  Additional paid-in capital                                       26,759            26,475
  Retained earnings                                                21,312            15,777
  Treasury stock, 341 shares                                       (1,019)             --
                                                                ---------         ---------
           Total stockholders' equity                              47,125            42,324
                                                                ---------         ---------
                                                                $ 100,236         $  98,960
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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                ---------------------------         ---------------------------
                                                   1999              1998              1999              1998
                                                ---------         ---------         ---------         ---------
Net sales                                       $  46,315         $  45,037         $ 131,246         $ 122,266
Cost of sales                                      36,699            36,257           104,320            98,624
                                                ---------         ---------         ---------         ---------
Gross profit                                        9,616             8,780            26,926            23,642

Selling, general and administrative
  expenses                                          7,465             6,803            21,365            19,801
Litigation settlement                              (2,728)             --              (2,728)             --
                                                ---------         ---------         ---------         ---------
Operating income                                    4,879             1,977             8,289             3,841
                                                ---------         ---------         ---------         ---------
Other income (expenses):
   Interest expense                                  (531)             (936)           (1,931)           (2,983)
   Reversal of post judgment interest
        related to litigation settlement              893              --                 893              --
   Other income                                       550                30               848               428
                                                ---------         ---------         ---------         ---------
Total other income (expenses)                         912              (906)             (190)           (2,555)
                                                ---------         ---------         ---------         ---------
Income before income taxes                          5,791             1,071             8,099             1,286

Income tax provision                               (1,918)             (238)           (2,564)             (298)
                                                ---------         ---------         ---------         ---------
Net income                                      $   3,873         $     833         $   5,535         $     988
                                                =========         =========         =========         =========
Weighted average number of
  shares outstanding
         Basic                                      6,974             7,126             7,075             7,114
         Diluted                                    8,759             8,511             8,570             7,557

Earnings per share
         Basic                                  $    0.56         $    0.12         $    0.78         $    0.14
         Diluted                                $    0.45         $    0.11         $    0.68         $    0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $  5,535         $    988
  Adjustments for non-cash items                                         3,171            3,575
  Change in assets and liabilities                                      (1,381)           6,675
                                                                      --------         --------
  Net cash provided by (used in) operating activities                    7,325           11,238
                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (1,353)          (1,173)
  Proceeds from sale of facility                                           948             --
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                             1,007              990
                                                                      --------         --------
  Net cash provided by (used in) investing activities                      602             (183)
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                               235              167
  Net payments to repurchase common stock                               (1,019)            --
  Payments on other liabilities                                           (555)            (489)
  Payments on bonds payable -real estate related                          (980)            (975)
  Proceeds from notes payable - credit lines                            25,900           23,100
  Payments on notes payable - credit lines                             (27,100)         (32,750)
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                    (1,528)             226
  Sinking fund redemption payments on bonds                               (675)            (675)
                                                                      --------         --------
  Net cash provided by (used in) financing activities                   (5,722)         (11,396)
                                                                      --------         --------
  Net increase (decrease) in cash and cash equivalents                   2,205             (341)
  Cash and cash equivalents at beginning of period                       1,790            1,847
                                                                      --------         --------
  Cash and cash equivalents at end of period                          $  3,995         $  1,506
                                                                      ========         ========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                           NINE MONTHS ENDED
                                                JUNE 30,
                                        ----------------------
                                         1999            1998
                                        ------         -------
                                            (IN THOUSANDS)
Cash paid for:
   Interest                             $1,618         $ 2,599
   Income taxes paid (refunded)         $2,190         $(3,345)

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In May 1999, the Company issued 1,778 common shares to each of its seven outside directors as compensation for their services. The aggregate market value of the stock issued was $50,000.

During the nine months ended June 30, 1998, total capital lease obligations incurred for new office, machinery and warehouse equipment aggregated $438,000.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended June 30, 1999 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three and nine months ended June 30, 1999 equals comprehensive income for the same period.

2.       INVENTORIES

Inventories consisted of the following:

                                       JUNE 30,     SEPTEMBER 30,
                                         1999           1998
                                       --------     -------------
                                           (IN THOUSANDS)
Raw materials                          $ 4,113        $ 3,777
Work-in-progress                           806            713
Finished goods                          23,982         23,767
                                       -------        -------
Total inventories                      $28,901        $28,257
                                       =======        =======

3.       PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $16.5 million (of which $10.8 million had been expended as of June 30, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       PROPERTY AND EQUIPMENT, NET (CONTINUED)

beginning in January 1997 of which $164,000 had been paid as of June 30, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. The Company plans to finance the remainder of the construction through funds generated from operations or additional borrowings.

In May 1999, the Company sold the facility which housed its former Meridian Lamps manufacturing operations for a cash payment of $948,000. The sale resulted in a gain of $194,000.

4.       CONTINGENCIES

LEGAL

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.8 million. A provision of $4.2 million was recorded by the Company during the quarter ended March 31, 1997 and a $893,000 provision for post-judgment interest was recorded through March 31, 1999. On June 15, 1999 this case was settled and the Company agreed to pay Mr. Browder $1.5 million. This settlement resulted in the reversal in the Consolidated Statements of Operations for the three months ended June 30, 1999 of $2.7 million previously accrued for damages and attorney fees and $893,000 in previously accrued post judgment interest.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse defended and indemnified the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. The case was settled on June 30, 1999 subject to the satisfaction of certain conditions and is anticipated to be completed by September 30, 1999. Catalina made no payments as part of the settlement. All litigation against the Company will be dismissed and Catalina's license with Westinghouse Electric Company, now CBS, will remain in full force and effect.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       CONTINGENCIES (CONTINUED)

During fiscal 1998 and the nine months ended June 30, 1999, the Company received a number of product liability claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. As a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. Based upon its experience during the first nine months of fiscal 1999, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations for fiscal 1999. However, no assurance can be given that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

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

Phases 1 and 2 of the Company's plan were completed as of September 1998 and the Company had substantially completed phases 3 and 4 as of August 1999.

The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, in 1997 the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began the implementation of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American businesses. The majority of the remainder of the Company's North American systems will be made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications will be made Year 2000 ready through a combination of internal reprogramming/modification and purchased upgrades of commercial third-party software packages. The internal reprogramming/modifications of Go-Gro's systems and applications have undergone testing by an independent third party.

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

regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, $35,000 of which has been incurred as of June 30, 1999. The Company plans to fund these costs with cash flows from operations.

The costs of the Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

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

OTHER

As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes its restructuring efforts will be successful in retaining favorable tax treatment for its foreign source income. However, in the event these efforts are unsuccessful, the Company could experience an increase in its effective consolidated income tax rate.

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

6.       CHANGE IN CONTROL AGREEMENTS

The Company has entered into Change in Control agreements with the Company's Chief Financial Officer and its Treasurer. The agreements expire in September 2001. Such Agreements provide that, in the event of a change in control of the Company, if the Company terminates the employment of either employee within certain time periods or the Company fails to negotiate an acceptable employment agreement with the employee, the Company shall pay the employee two times his annual base salary. In addition, the agreements with these employees provide that in the event they are terminated "without cause" where there has been no change in control, they are entitled to a severance payment equal to their annual base salary.

7.        EMPLOYMENT AGREEMENTS

On June 4, 1999, the Company amended its employment agreements with four executive officers in consideration for the officers agreeing to modify the present bonus structure under each agreement. The agreement provides for severance at the end of the present three-year term ending September 30, 2001 in an amount equal to two times their base annual salary and benefits. Each officer will be subject to a non-compete provision through September 30, 2003.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.       COMMITMENT

On April 26, 1996, and as subsequently amended, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002.Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001, and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $14 million and $6.6 million for the nine months ended June 30, 1999 and 1998, respectively.

9.       STOCK OPTIONS

During the nine months ended June 30, 1999, the Company granted to certain employees options to purchase 97,000 shares of common stock at prices ranging from $2.125 to $5.0625. The options generally vest over a three-year period from the grant date. The options expire in 10 years from the date of grant.

10.      NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company has not determined the effects, if any, that SFAS No. 133 will have on the Company's financial position or results of operations.

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

         In the following comparison of the results of operations, the three and nine months ended June 30, 1999 and 1998 are referred to as 1999 and 1998, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net sales and gross profit for 1999 were $46.3 million and $9.6 million, respectively, as compared to $45.0 million and $8.8 million, respectively, for 1998. The Company generated net income of $3.9 million, ($.45 per share) in 1999 compared to $833,000 ($0.11 per share) in 1998. In 1999, results from operations benefited from the reversal of a $2.7 million provision related to litigation with a former officer of the Company and of an $893,000 provision for post judgment interest. The reversal of these non-recurring items and related expenses increased diluted earnings per share in 1999 by $.24 and diluted earnings per share, excluding non-recurring items and related expenses, was $.21 in 1999 as compared to $.12 in 1998.

         The $1.3 million increase in net sales from the prior year is primarily attributable to higher unit sales to Canadian customers reflecting additions to core programs and new product placements. Lamp sales increased by $714,000 to $29.8 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $564,000 to $16.5 million. Lamps and lighting fixtures accounted for 64% and 36%, respectively, of net sales in 1999 compared to 65% and 35% in 1998, respectively. In 1999 and 1998, Home Depot accounted for 26.4% and 30%, respectively, of the Company's net sales and Wal-Mart accounted for 14.9% and 4.4% of net sales in 1999 and 1998, respectively.

         Gross profit increased by $836,000 in 1999 due to improved margins earned on direct sales attributable to new product placement, a more profitable product mix and the increase in net sales. The gross profit percentage increased from 19.5% in 1998 to 20.8% in 1999. The improvement in the gross profit percentage is attributable to the improved margins earned on direct sales and the increase in net sales, which lessened the effect on such percentage of purchasing and warehousing costs, as most of such costs are fixed.

         Many of the Company's major customers (most notably Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 79% of the Company's sales in 1999 were made on a direct basis as compared to 76% in 1998. Sales made by the Company on a direct basis typically generate lower per unit margins than sales of the same items from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales from the Company's warehouses declined during the fiscal year ended September 30, 1998 as compared to the fiscal year ended September 30, 1997, and such trend has continued during the three months ended June 30, 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The Company lowered its warehousing costs by closing its Los Angeles operations effective March 31, 1998 and is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse.

         Selling, general and administrative expenses ("SG&A") increased by $662,000 from the prior year reflecting an increase in the bonuses due to the Company's executive officers under their employment agreements aggregating $338,000 resulting from an increase in pretax income and an increase in professional fees of $182,000.

         In June 1999, the Company settled its lawsuit with a former Officer. In conjunction with this lawsuit, a provision of $4.2 million was recorded by the Company during the quarter ended March 31, 1997 representing the amount of the verdict and quarterly provisions for post-judgement interest of $893,000 were recorded through March 31, 1999. Under the terms of the settlement, the Company agreed to pay Mr. Browder $1.5 million, which resulted in the reversal of $2.7 million of the provision for the verdict and the full reversal of the provision for post-judgement interest of $893,000.

         Interest expense decreased to $531,000 in 1999 from $936,000 in 1998 due to lower average outstanding borrowings and a lower average interest rate. In addition, interest in 1998 included a $106,000 provision for interest related to the $4.2 million lawsuit discussed in the preceding paragraph.

         Other income for 1999 consisted primarily of a $194,000 gain on the sale of the Company's Meridian facility, investment income and other miscellaneous income.

         The effective income tax rates for 1999 and 1998 were 33.1% and 22.2%, respectively and reflect the projected impact of foreign income, which is taxed at a significantly lower rate than U.S. income. The increase in the tax rate from 1998 to 1999 is due to higher proportionate U.S. source income, which is taxed at a higher rate than foreign source income. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes its restructuring efforts will be successful in retaining favorable tax treatment for its foreign source income. However, in the event these efforts are unsuccessful, the Company could experience an increase in its effective consolidated income tax rate.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net sales and gross profit for 1999 were $131.2 million and $26.9 million, respectively, as compared to $122.3 million and $23.6 million, respectively, for 1998. The Company generated net income of $5.5 million ($.68 per share) in 1999 compared to $988,000 ($0.13 per share) in 1998. In 1999, results from operations benefited from the reversal of a $2.7 million provision related to litigation with a former officer of the Company and the reversal of an $893,000 provision for post judgment interest. The reversal of these non-recurring items and related expenses increased diluted earnings per share in 1999 by $.23 and diluted earnings per share, excluding non-recurring items and related expenses, was $.45 in 1999 as compared to $.16 in 1999.

         The $9 million increase in net sales from the prior year reflects higher unit sales to U.S. and Canadian customers attributable to additions to core programs, promotional opportunities and new product placements. Lamp sales increased by $6.1 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $2.9 million. Lamps and lighting fixtures accounted for 64% and 36% of net sales in 1999 and 1998. In 1999 and 1998, Home Depot accounted for 27.6% and 27.5%, respectively, of the Company's net sales and Wal-Mart accounted for 12.0% and 4.8% of net sales in 1999 and 1998, respectively.

         Gross profit increased by $3.3 million in 1999 due to improved margins earned on direct sales attributable to new product placement, a more profitable product mix and the increase in net sales. The gross profit percentage increased from 19.3% in 1998 to 20.5% in 1999. The improvement in the gross profit percentage from 1998 to 1999 was attributable to the

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

increase in net sales, which lessened the effect on such percentage of purchasing and warehousing costs as most of these costs are fixed, and improved margins on direct sales.

         Many of the Company's major customers (most notably Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 76% of the Company's sales in 1999 were made on a direct basis as compared to 67% in 1998. Sales made by the Company on a direct basis typically generate lower per unit margins than sales of the same items from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales from the Company's warehouses declined during the fiscal year ended September 30, 1998 as compared to the fiscal year ended September 30, 1997, and such trend has continued during the nine months ended June 30,1999. The Company lowered its warehousing costs by closing its Los Angeles operation effective March 31, 1998 and is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse.

         Selling, general and administrative expenses increased by $1.6 million reflecting an increase in bonuses due to executive officers under their employment agreements ($487,000 in the aggregate), an increase in expenses related to the Company's operations in Mexico ($194,000), an increase in the provision for uncollectible accounts receivable ($328,000), and an increase in professional fees ($315,000).

         In June 1999, the Company settled its lawsuit with a former Officer. In conjunction with this lawsuit, a provision of $4.2 million was recorded by the Company during the quarter ended March 31, 1997 representing the amount of the verdict and quarterly provisions for post-judgement interest of $893,000 were recorded through March 31, 1999. Under the terms of the settlement, the Company agreed to pay Mr. Browder $1.5 million, which resulted in the reversal of $2.7 million of the provision for the verdict and the full reversal of the provision for post-judgement interest of $893,000.

         Interest expense decreased to $1.9 million in 1999 from $3 million in 1998 due to lower average outstanding borrowings and a lower average interest rate.

         Other income for 1999 consisted primarily of a $194,000 gain on the sale of the Company's Meridian facility, investment income and other miscellaneous income.

         The effective income tax rates for 1999 and 1998 were 31.7% and 23.2%, respectively and reflect the projected impact of foreign income, which is taxed at a significantly lower rate than U.S. income. The increase in the tax rate from 1998 to 1999 is due to higher proportionate U.S. source income, which is taxed at a higher rate than foreign source income. As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes its restructuring efforts will be successful in retaining favorable tax treatment for its foreign source income. However, in the event these efforts are unsuccessful, the Company could experience an increase in its effective consolidated income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct import sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its liquidity requirements for the foreseeable future.

CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 1999

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $2.2 million from September 30, 1998 to June 30, 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The net cash of $7.3 million provided by operating activities and the $948,000 proceeds from the sale of the Meridian facility were used primarily to pay for capital expenditures aggregating $1.4 million, to pay down credit lines, to make sinking fund redemption payments on outstanding bonds and to repurchase Company common stock.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

         The Company has a $35 million credit facility with a group of commercial banks. This facility provides credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matures on September 30, 2000. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.8% at June 30, 1999). Obligations under this facility are secured by substantially all of the Company's U.S. assets. The Company is required to comply with various convenants in connection with this facility and borrowings are subject to a borrowing base calculated from U.S. receivables and inventory. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At June 30, 1999, the Company had used $12.4 million under this credit facility (loans amounted to $11.2 million) and $7.1 million was available for additional borrowings under the borrowing base calculation.

         The Company's Canadian and Hong Kong subsidiaries have credit facilities with foreign banks of 4 million Canadian dollars (approximately U.S. $2.6 million) and 35 million Hong Kong dollars (approximately U.S. $4.5 million), respectively. Borrowings under the Canadian facility are secured by substantially all of the assets of the Canadian subsidiary and are limited under a borrowing base defined as the aggregate of certain percentages of accounts receivable and inventory. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (6.75% at June 30, 1999) and all U.S. dollar advances bear interest at the U.S. base rate of the bank (8.25% at June 30, 1999). At June 30, 1999, there were no borrowings under this facility and U.S. $2.4 million was available for additional borrowings under the borrowing base calculation. The Hong Kong facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.50% at June 30, 1999). At June 30, 1999, there were no borrowings under the Hong Kong facility but the facility was fully utilized for the negotiation of discrepant documents. With respect to the Canadian facility, the agreement prohibits the payment of dividends and the Company is required to comply with various covenants, which effectively restrict the amount of funds, which may be transferred from the Canadian subsidiary to the Company. The Hong Kong facility requires Go-Gro to maintain a minimum net worth, prohibits the payment of dividends by Go-Gro without the prior consent of the lender, and limits the amount of advances or loans from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. Each of these credit facilities is payable upon demand and is subject to annual reviews by the banks.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.1% at June

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

30, 1999) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by an $8 million direct pay letter of credit which is not part of the Company's credit line. The unpaid balance of these bonds was $6.9 million at June 30, 1999. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements for these bonds by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. The bonds are secured by a $1,713,000 standby letter of credit which is not part of the Company's credit line. Interest on the bonds is payable semiannually and principal payments are due annually. In June 1997, the Company ceased manufacturing operations at Meridian and made a $1.5 million payment to escrow on the bonds. The facility was sold in June 1999. The Company plans to redeem the bonds at their earliest redemption date, approximately November 1, 1999.

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $533,000 was available at June 30, 1999. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which $370,000 was available at June 30, 1999.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15 year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $972,000 at June 30, 1999.

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

         Phases 1 and 2 of the Company's plan were completed as of September 1998 and the Company has substantially completed phases 3 and 4 as of August 1999.

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

packages. The internal reprogramming/modifications of Go-Gro's systems and applications have undergone testing by an independent third party.

         The Company has initiated communications with the customers, suppliers and other companies important to its business to attempt to determine the extent to which the Company is vulnerable to such parties' failure to resolve their own Year 2000 issues.

         The Company is currently and will continue utilizing both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000, $35,000 of which has been incurred as of June 30, 1999. The Company plans to fund these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

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

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40 percent was required to be and was completed by April 1, 1997. The remainder of the construction is required to be completed by December 31, 1999. The Company plans to file an application to extend the completion deadline of December 1999. The total cost for this project is estimated at $16.5 million (of which $10.8 million had been expended as of June 30, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee
(MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $164,000 had been paid as of June 30, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. The Company plans to finance the remainder of the construction through funds generated from operations or additional borrowings.

         On April 26, 1996, and as subsequently amended, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001, and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $14 million and $6.6 million for the nine months ended June 30, 1999 and 1998, respectively.

         As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. The Company believes its restructuring efforts will be successful in retaining favorable tax treatment for its foreign source income. However, in the event these efforts are unsuccessful, the Company could experience an increase in its effective consolidated income tax rate.

         On June 3, 1999, the President of the United States extended to the People's Republic of China "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1999. The MFN trade status has been renamed "Normal Trade Relations" because it applies to all but a handful of U.S. trading partners. In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. On July 27, 1999 the House of Representatives supported the President's decision and rejected a bill to impose trade sanctions against China due to alleged human rights abuses, nuclear proliferation policies and a growing U.S. trade deficit with China. Members of Congress and the "human rights community" will continue to monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

         The Company expects to continue to obtain most of its products from China, and maintains significant capital investments in China. Large fluctuations in currency rates could have a material effect on the Company's cost of products, thereby decreasing the Company's ability to compete. All purchases of finished goods are made in U.S. dollar which limit the Company's exposure to foreign currency fluctuations with respect to fluctuations that would impact existing outstanding purchase commitments. However the Company is subject to foreign currency fluctuations to the extent such fluctuations affect the cost of products purchased (or manufactured) or the Company's ability to sell into domestic or foreign markets. During the three months ended June 30, 1999 the Company became aware from published reports of the possibility of a devaluation in the Hong Kong dollar and the Chinese Renminbi. The Company is presently unable to determine the impact such devaluation would have on its business.

         During fiscal 1998 and the nine months ended June 30, 1999, the Company received a number of product liability claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. As a result of these claims the Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and will now be self-insuring up to a maximum of $10,000 for each incident occurring in calendar 1999. Based upon its experience during the first nine months of fiscal 1999, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations for fiscal 1999. However, no assurance can be given that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of June 30, 1999, the Company had repurchased 340,900 shares for $1,019,000.

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of June 30, 1999, the Company does not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders equity as of June 30, 1999 was $47,125,000. The Company believes it can meet the new listing rules and, as requested by NYSE, will provide the NYSE with its plan to meet the new standard by February, 2001. However, no assurances can be given that the NYSE will accept the Company's plan, or that the objectives of the plan will be accomplished by February, 2001. If the NYSE does not accept the Company's plan, or the Company is unable to achieve the plan's objective, the Company's shares could be delisted from the NYSE.

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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company has not determined the effects, if any, that SFAS No. 133 will have on the Company's financial position or results of operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.8 million. A provision of $4.2 million was recorded by the Company during the quarter ended March 31, 1997 and a $893,000 provision for post-judgment interest was recorded through March 31, 1999. On June 15, 1999 this case was settled and the Company agreed to pay Mr. Browder $1.5 million. This settlement resulted in the reversal in the Consolidated Statements of Operations for the three months ended June 30, 1999 of $2.7 million previously accrued for damages and attorney fees and $893,000 in previously accrued post judgment interest.

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously dispute White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse defended and indemnified the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. The case was settled on June 30, subject to the satisfaction of certain conditions and is anticipated to be completed by September 30, 1999. Catalina made no payments as part of the settlement. All litigation against the Company will be dismissed and Catalina's license with Westinghouse Electric Company, now CBS, will remain in full force and effect.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION (CONTINUED)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.174 Purchase and Sale Contract dated May 6, 1999, between Meridian Lamps, Inc. and Saunders of Meridian, LLC.

10.175 Form of Amendment to Employment Agreements, dated June 4, 1999 with Executive officers Hersh, Katz, Rappaport and Stewart.

11       Schedule of Computation of Diluted Earnings per Share.

27       Financial Data Schedule

(b)             REPORT ON FORM 8-K

                  On June 15, 1999, the Company filed a Report on Form 8-K concerning the settlement of its lawsuit with its former Chief Executive Officer, John Browder.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           /s/ ROBERT HERSH
                                           -------------------------------------
                                           Robert Hersh
                                           Chief Executive Officer and
                                           President

                                           /s/ DAVID W. SASNETT
                                           -------------------------------------
                                           David W. Sasnett
                                           Chief Financial Officer and
                                           Chief Accounting Officer

Date:   August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
 10.174     Purchase and Sale Contract dated May 6, 1999, between Meridian
            Lamps, Inc. and Saunders of Meridian, LLC.

 10.175 Form of Amendment to Employment Agreements, dated June 4, 1999 with Executive officers Hersh, Katz, Rappaport and Stewart.

 11         Schedule of Computation of Diluted Earnings per Share.

 27         Financial Data Schedule