Form 10-K
period 1999-09-30
CATALINA LIGHTING INC
filed 1999-12-29
CIK 822665

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________ to______________________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock, as reported by the New York Stock Exchange, on December 15, 1999 was $35.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Company for its 2000 Annual Meeting of Stockholders or the Company's Form 10K/A are incorporated by reference into Part III.

         Number of shares outstanding of Registrant's common stock, as of December 15, 1999: 6,950,746.

                            Exhibit Index at Page 61

                                    FORM 10-K

                             CATALINA LIGHTING, INC.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. and its subsidiaries (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; availability, terms and deployment of capital; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.           BUSINESS.

GENERAL

         Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974, started selling lighting in 1985, and became a public company in 1988. The Company designs, manufactures, contracts for the manufacture of, imports and distributes a broad line of lighting fixtures and lamps under the Westinghouse(R) brand, and the Catalina(R), Dana(R) and Illuminada(R) trade names. The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels. The Company sells principally in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores, and hardware stores. The Company also sells its products in Europe and Canada, and, to a lesser extent, in Mexico. Currently, its product line is comprised almost entirely of lighting fixtures and lamps. The Company has supplemented its product lines through acquisitions but has remained focused on lighting products.

STRATEGY

         In order to expand its retail distribution network and more efficiently and profitably service its customers, the Company focuses on the following strategies:

         TARGETED DISTRIBUTION. The Company distributes a diverse product line through multiple retail channels. The Company targets rapidly growing and large retailers, including leading home centers, office product superstores, mass merchandisers, warehouse clubs and discount department stores. Large retailers assure a broad distribution of a variety of the Company's products while high-growth retailers provide the Company with rapid penetration of selected industry segments. The Company's distribution strategy provides it with numerous sources of demand and promotes the Company's brand names broadly throughout the residential and office lighting markets in the United States, Europe, Canada and Mexico.

         PROGRAM SELLING. In its primary markets, the Company strives to be the primary source of lighting products to its retailers by offering a complete program of lighting products in a variety of categories. The availability of over 1000 styles of such products as outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights - the majority of which are available in several colors or finishes - provides retailers the opportunity to source most of their lighting products through the Company on a "one stop shopping" basis. The Company believes that its broad selection of affordable products coupled with its ability to aid its retail customers in developing a complete lighting program gives it a competitive advantage.

         INTERNATIONAL EXPANSION. The Company's Hong Kong based subsidiary, Go-Gro Industries Limited ("Go-Gro"), sells its products to wholesale distributors in Europe. Go-Gro is also a major supplier to the Company's U.S., Canadian and Mexican subsidiaries. Management believes the Company's products and services are well suited for further growth in Europe, Canada, Mexico and other international markets.

         TURNKEY DEPARTMENTS. The Company consults with many of its retail customers to establish departments which allow the Company to display its products in a customized layout designed to meet each retailer's specific merchandising and marketing goals. The Company can design, assemble and maintain these departments and provide the retailer with shelving plan-o-grams, signs, point-of-purchase promotional strategies and in-store inventory stocking programs. Turnkey departments ensure the Company's retail customers efficient and convenient management of the Company's products within their stores and allow the Company to maintain an attractive and informative presentation of its products.

         WAREHOUSE SUPPLY OF IMPORTED GOODS. The Company's warehouses in the United States, Canada and Mexico enable it to provide its customers with the advantage of short delivery time. Warehouse sales allow retailers to receive products in several days as compared to several months for items shipped directly to them from China. Timely deliveries increase the customer's inventory turns and profits making the Company a valuable partner in the retailer's business.

OPERATING SEGMENTS

         The Company operates in the United States and China, and to a lesser extent, Canada and Mexico. The Company considers its primary operating segments to be the United States and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S.-based operations are made primarily into the United States. Net sales to external customers by China-based operations are made primarily into Europe and net sales to external customers by all other segments are made primarily into Canada and to a lesser extent Mexico.

PRODUCTS

         The Company markets a diverse product line used primarily in residential and office settings. The Company's product line is comprised almost entirely of two main categories: lighting fixtures and lamps. Lighting fixtures consist of outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by the Company include both table and floor models and may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and any other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass. The Company also sells other lighting-related products such as flashlights. The Company may continue to expand its product lines internally or through acquisitions.

         The Company's products are manufactured and assembled according to the Company's design specifications. The finished products are packaged and labeled under one of the Company's brand names: Westinghouse(R), Catalina(R), Dana(R) and Illuminada(R). The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels.

CUSTOMERS

         The Company distributes its products in North America principally through major retail outlets, including home centers, office superstore chains, mass merchandisers, discount department stores and warehouse clubs. Products are also sold to a large extent in Europe to wholesale distributors under their private labels and to select retail customers in Europe, Mexico, Australia and China. In fiscal 1999 and 1998, Home Depot accounted for 25.8% and 27.5%, respectively, of the Company's net sales and Wal-Mart accounted for 14.5% and 5.3%, respectively, of the Company's net sales. For the fiscal years ended September 30, 1999 and 1998, net sales to the Company's ten largest customers represented approximately 73% and 66%, respectively, of the Company's net sales. The Company believes its relationships with its customers are good.

DISTRIBUTION METHODS

         The Company utilizes two distribution methods to sell products: warehouse sales and direct sales. The backlogs of unshipped orders at September 30, 1999 and 1998 were approximately $24.9 million and $26.3 million, respectively, and at December 15, 1999 and 1998 were approximately $24.3 million and $28.3 million, respectively. Although these orders are subject to cancellation by the customers, the Company believes substantially all such orders are firm.

         The Company purchases products overseas for its own account and warehouses the products in a 473,000 square foot Company-owned facility in Tupelo, Mississippi and in leased facilities in Toronto, Canada and in Mexico City, Mexico. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales usually command higher per unit sales prices than direct sales of the same items. For the fiscal years ended September 30, 1999 and 1998, warehouse sales accounted for 25% and 33%, respectively, of net sales.

         The Company's direct sales are made either by delivering lighting products to the customers' common carriers at a shipping point in China or by shipping the products from China directly to customers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable depending on whether the goods are manufactured by Go-Gro) or on open credit with the Company. Upon receipt of a customer's transferable letter of credit, the Company transfers the portion of the letter of credit covering the cost of merchandise to its supplier. The terms of the transfer provide that draws may not be made by the supplier until the Company is entitled to be paid pursuant to the terms of the customer's letter of credit. The Company has the right to draw upon the customer's letter of credit once the products are inspected by the Company or its agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. For fiscal years ended September 30, 1999 and 1998, 75% and 67%, respectively, of net sales were attributable to direct sales.

         The relative proportion of the Company's sales generated by each method is dependent upon customer buying preferences and Company sales strategies. Purchasing on a direct basis allows the customer to generally pay a lower per unit price than purchasing the same items from the warehouse, but such method requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer buying preferences often vary from customer to customer and are subject to change, thus customer buying preferences over time can be inherently difficult to predict.


SOURCES OF PRODUCTS

         Virtually all of the products sold by the Company are obtained from factories located in China. The Company manufactures a portion of these products and purchases the remainder from independent suppliers.

         In 1994 the Company purchased Go-Gro, a lighting products manufacturer with its administrative office located in Hong Kong and production facilities located in the Guangdong Province of China. Go-Gro's production equipment is owned by Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), Go-Gro's cooperative joint venture subsidiary. Approximately 50% of SJE's factory buildings are leased from the Company's joint venture partner in SJE, Shenzhen Baoanqu Fuda Industries Co. Ltd. ("Fuda"), a Chinese company, the remaining 50% is owned by SJE. Under the terms of the cooperative joint venture agreement with Fuda, Go-Gro receives 100% of the manufacturing profits and losses of SJE, while Fuda receives a yearly management fee from SJE of approximately $400,000 in addition to the rent for the factory buildings. Go-Gro manufactures an extensive product line which is sold mainly to wholesale distributors and retailers in Europe and the Company's subsidiaries. Go-Gro and its subsidiaries employ approximately 2,900 people.

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

         Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.1 million had been expended as of September 30, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999.

         Goods produced by Go-Gro constituted approximately 40% in 1999 and 1998, of the total products either purchased or manufactured by the Company. The raw materials and components essential to Go-Gro's manufacturing process are purchased from distributors and manufacturers located in various countries as follows: plastic resin (Germany, China, Japan and Taiwan), steel (Korea, Japan, Taiwan and China), cable (China and Taiwan), light bulbs (China, Taiwan, Germany, Indonesia and Hong Kong), lampholders (Taiwan, Germany, Italy and China) and other various components (China, Europe, U.S., Taiwan and others).

         The Company chooses manufacturers based on price, quality of merchandise, reliability and ability to meet the Company's timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. The Company or its customer is often required to post a letter of credit prior to shipment.

         The Company has employees located in the U.S., Hong Kong and China who supervise the Company's manufacturing contractors. These employees' responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing quality assurance functions including inspection at various stages, tracking costs, performing and/or working with manufacturing engineering, and oversight of the manufacturing processes. The Company maintains a quality control and quality assurance program and has established inspection and test criteria for each of its products. These methods are applied by the Company or its agents regularly to product samples in each manufacturing location prior to shipment and shipments are tested for quality control inspection.

         The Company expects to continue to use a limited number of contract manufacturers and accordingly will continue to be highly dependent upon sources outside the Company for timely production and quality workmanship.

         In fiscal 1999 and 1998, Chinese suppliers, other than Go-Gro, accounted for approximately 58% and 57%, respectively, of the total products either purchased or manufactured by the Company. Shunde No. 1 Lamp Factory ("Shunde") accounted for approximately 29% of the total products either purchased or manufactured by the Company in 1999 and 26% in 1998. Purchases from Go-Gro and the top five independent suppliers comprised 88% and 87%, respectively, of the total of the products either purchased or manufactured by the Company for fiscal 1999 and 1998. Other than Shunde, no independent supplier accounted for more than 10% of the total of the products either purchased or manufactured by the Company in 1999.

         On July 20, 1999, the Company renewed an agreement with Shunde whereby Shunde agreed to manufacture lighting products for the Company to be sold in North and South America and the European Community on an exclusive basis for a three year period beginning October 1, 1999 in return for annual minimum purchase requirements from the Company. The agreement is terminable if the Company does not meet its minimum purchase requirements, at which time the exclusivity clause would cease. However, no amounts would be due Shunde for failure to meet the purchase requirements. Since inception of this agreement in 1993, the Company has met its minimum purchase requirements under the agreement.

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

         In June 1997, the Company ceased manufacturing operations at Meridian Lamps, Inc. ("Meridian"), a wholly-owned subsidiary with a manufacturing facility located in Meridian, Mississippi, which commenced operations in late December 1994. Meridian produced decorative table and floor lamps. The Meridian facility consisted of 123,000 square feet. The Company sold the facility in June 1999. Meridian's operations generated $2.8 million in net sales during fiscal 1997.

COMPETITION

         The Company's product lines span major segments within the lighting industry and, accordingly, the Company's products compete in a number of different markets with a number of different competitors. The Company competes with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products. The lighting industry is highly competitive. Other competitors market similar products that compete with the Company on the basis of price. Some of these competitors do not maintain warehouse operations or do not perform some of the services provided by the Company, which require the Company to charge higher prices. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The ability of the Company to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality products on favorable terms, ensure its products meet safety standards, deliver the goods promptly at competitive prices, and provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays.

INDEPENDENT SAFETY TESTING

         As part of its marketing strategy, the Company voluntarily submits its products to recognized product safety testing laboratories in countries in which it markets its products. Such laboratories include Underwriters Laboratories
(UL) in the United States, Canadian Standards Association (CSA) in Canada, British Standards (BS) in Great Britain, Association Nacional de Normalizacion y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report, which provides a technical description of the product. It also provides the Company's suppliers with procedures to follow in producing the products and periodically conducts inspections at such suppliers' facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. The Company does not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

PRODUCT LIABILITY

         The Company is engaged in a business, which could expose it to possible claims for injury resulting from the failure of its products. The Company maintains primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as a $25 million aggregate umbrella insurance policy and $75 million excess umbrella insurance. The primary insurance coverage requires the Company to self-insure for a maximum amount of $10,000 per incident occurring after January 1, 1999. No assurance can be given that the claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Legal Proceedings".

TRADEMARKS AND PATENTS

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $20.5 million and $10.9 million for the years ended September 30, 1999 and 1998, respectively.

         The Company's licensed brand, Westinghouse(R) and the Company's own trademarks, Catalina(R), Dana(R) and Illuminada(R) are registered in the United States, Canada and Mexico as well as in numerous countries in the European Community and China. The Company is in the process of registering its trademarks in Central and South America.

EMPLOYEES

         As of November 30, 1999 the Company employed approximately 240 people in the United States, Canada and Mexico. The Hong Kong and China operations, including Go-Gro's cooperative joint venture, employed approximately 2,900 people. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationships with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates in the United States and China, and to a lesser extent, Canada and Mexico. The Company considers its primary operating segments to be the United States and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S.-based operations are made primarily into the United States. Net sales to external customers by China-based operations are made primarily into Europe and net sales to external customers by all other segments are made primarily into Canada and to a lesser extent Mexico. See Note 14 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 23, 1999 with respect to the executive officers of the Company:

             NAME                AGE               POSITION WITH THE COMPANY
-----------------------------  -------  ----------------------------------------
Robert Hersh                     53     Chairman, President,
                                        Chief Executive Officer, Director
-----------------------------  -------  ----------------------------------------
Dean S. Rappaport                47     Executive Vice President,
                                        Chief Operating Officer
-----------------------------  -------  ----------------------------------------
Nathan Katz                      44     Executive Vice President
-----------------------------  -------  ----------------------------------------
David W. Sasnett                 43     Senior Vice President, Chief Financial
                                        Officer, Chief Accounting Officer
-----------------------------  -------  ----------------------------------------
Thomas M. Bluth                  42     Vice President, Secretary, Treasurer
-----------------------------  -------  ----------------------------------------

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

         DEAN S. RAPPAPORT has been Executive Vice President of the Company since January 1988 and was a Director of the Company from April 1988 until May 1999. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996. From 1984 until he joined the Company, Mr. Rappaport was a partner with Wachsman & Rappaport, P.A., a public accounting firm located in Margate, Florida.

         NATHAN KATZ has been Executive Vice President of the Company since October 1, 1993 and President of Catalina Industries (formerly known as Dana Lighting, Inc.), a wholly owned subsidiary of the Company since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

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

ITEM 2.           PROPERTIES.

The following table sets forth details about the Company's offices, manufacturing plants and warehouse facilities:

                                                                      LEASED/
         LOCATION                           FACILITY                   OWNED
-----------------------------   -------------------------------   --------------
United States:
     Miami, FL                  headquarters/office               owned (1)
     Tupelo, MS                 warehouse                         owned (1)
     Dallas, TX                 office/warehouse                  leased (2)
     Easton, MA                 office                            leased

China:
     Hong Kong                  office                            leased
     Shenzhen                   office/manufacturing              leased
                                plant/warehouse
                                dormitories                       leased
                                manufacturing plant/
                                warehouse/dormitories             owned (3)

Other:
    Toronto, Canada             office/warehouse                  leased
    Mexico City, Mexico         office/warehouse                  leased
-----------------------------   -------------------------------   --------------

(1)      Owned subject to a first mortgage.

(2) The Company has subleased the warehouse space under this lease to an unrelated party.

(3) This facility is owned by a joint venture in which the Company has a 70% interest as to ownership of the facility. The joint venture purchased land use rights which terminate in the year 2042.

All of the Company's properties are fully utilized with the exception of the Dallas facility, which has been fully leased except for the office space. All of the Company's properties are suitable for its operations.

ITEM 3.           LEGAL PROCEEDINGS.

         During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and has been self-insuring up to a maximum of $10,000 for each incident occurring after January 1, 1999. Based upon its experience, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Product Liability."

         The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the financial position or annual results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended September 30, 1999, no matters were submitted for a vote of the Company's stockholders.

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

                                                              High       Low

                  Fiscal Year Ended September 30, 1998
                           First Quarter                    6 7/16        3 3/8
                           Second Quarter                   4 3/8         3 1/4
                           Third Quarter                    4 5/8         3 5/8
                           Fourth Quarter                   4 1/8         2 1/16

                  Fiscal Year Ended September 30, 1999
                           First Quarter                    2 3/4        2
                           Second Quarter                   3 11/16      2 1/8
                           Third Quarter                    5 1/8        2 11/16
                           Fourth Quarter                   5 11/16      4 1/8

         On December 15, 1999, the closing price of the Company's common stock as reported on the New York Stock Exchange was $5.125. As of December 15, 1999, there were approximately 1,700 holders of record of the Company's common stock, including some brokerage firms which hold shares in street name on behalf of their clients.

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

         The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of December 15, 1999, the Company had repurchased 449,500 shares of its stock for $1.6 million.

ITEM 6.           SELECTED FINANCIAL DATA.
           (in thousands, except per share data)

                                                     AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                      ------------------------------------------------------------------
                                       1999 (1)        1998        1997 (2)        1996           1995
                                      ---------     ---------     ---------      ---------     ---------
Net sales                             $ 176,561     $ 161,860     $ 196,955      $ 184,630     $ 176,292

Net income (loss)                     $   6,489     $   1,102     $  (3,093)     $   1,603     $     400

Basic earnings (loss) per share       $    0.92     $    0.15     $   (0.44)     $    0.23     $    0.06
Diluted earnings (loss) per share     $    0.80     $    0.15     $   (0.44)     $    0.21     $    0.05

Total assets                          $ 101,897     $  98,960     $ 116,581      $ 117,462     $ 120,051
Long-term borrowings                  $  24,774     $  28,224     $  39,737      $  36,571     $  46,299


Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation. No cash dividends were declared during the five year period ended September 30, 1999.

(1) Reflects the reversal of a $2.7 million provision for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest.

(2) Includes $930,000 in plant closing costs due to the termination of manufacturing operations at the Company's Meridian Lamps subsidiary and $7.5 million in litigation costs and related professional fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         The Company's fiscal years ended September 30, 1999, 1998 and 1997 are referred to herein as "1999", "1998" and "1997", respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to net sales of amounts presented in the Company's consolidated statements of operations.

                                              YEARS ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                        1999           1998            1997
                                    ------------   ------------    ------------
Net sales                                 100.0 %        100.0 %         100.0 %
Cost of sales                              79.8           80.8            83.5
                                    ------------   ------------    ------------
Gross profit                               20.2           19.2            16.5

Selling, general and
  administrative expenses                  16.1           16.4            13.1
Reversal of provision for
  litigation                               (1.5)             -               -
Plant closing costs                           -              -             0.5
Litigation charges and related
   professional fees                          -              -             3.8
                                    ------------   ------------    ------------
Operating income (loss)                     5.6            2.8            (0.9)

Interest expense                           (1.4)          (2.3)           (2.1)
Reversal of post-judgment interest          0.5              -               -
Other income                                0.6            0.4               -
                                    ------------   ------------    ------------
Income (loss) before income taxes           5.3            0.9            (3.0)

Income tax benefit (provision)             (1.6)          (0.2)            1.4
                                    ------------   ------------    ------------
Net income (loss)                           3.7 %          0.7 %          (1.6)%
                                    ============   ============    ============

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

         Net sales and gross profit for 1999 were $176.6 million and $35.7 million, respectively, as compared to $161.9 million and $31.1 million, respectively, for 1998. The Company generated net income of $6.5 million ($.80 per share) in 1999 compared to $1.1 million ($0.15 per share) in 1998. In 1999, results from operations benefited from the reversal of a $2.7 million provision

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest. The reversal of these non-recurring items and related expenses increased diluted earnings per share in 1999 by $.23. Diluted earnings per share, as adjusted to exclude these non-recurring items and related expenses in both years, was $.57 in 1999 as compared to $.19 in 1998.

         The $14.7 million increase in net sales from the prior year reflects higher unit sales to U.S. and Canadian customers attributable to additions to core programs, promotional opportunities and new product placements. Lamp sales increased by $13.6 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $1.1 million. Lamps and lighting fixtures accounted for 66% and 34% of net sales in 1999 compared to 63% and 37% in 1998, respectively. In 1999 and 1998, Home Depot accounted for 25.8% and 27.5%, respectively, of the Company's net sales and Wal-Mart accounted for 14.5% and 5.3% of net sales in 1999 and 1998, respectively. For the fiscal years ended September 30, 1999 and 1998, net sales to the Company's ten largest customers represented approximately 73% and 66%, respectively, of the Company's net sales.

         Gross profit increased by $4.6 million in 1999 due to improved margins earned on direct sales attributable to new product placement, a more profitable product mix and the increase in net sales. The gross profit percentage increased from 19.2% in 1998 to 20.2% in 1999. The improvement in the gross profit percentage from 1998 to 1999 was attributable to the increase in net sales, which lessened the effect on such percentage of purchasing and warehousing costs as most of these costs are fixed, and improved margins on direct sales.

         Many of the Company's major customers (most notably Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 75% of the Company's sales in 1999 were made on a direct basis as compared to 67% in 1998. Sales made by the Company on a direct basis typically generate lower per unit margins than sales of the same items from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales from the Company's warehouses declined during the fiscal year ended September 30, 1998 as compared to the fiscal year ended September 30, 1997, and such trend has continued during the fiscal year ended September 30, 1999. The Company lowered its warehousing costs by closing its Los Angeles operation effective March 31, 1998 and is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse.

         Selling, general and administrative expenses increased by $1.9 million reflecting an increase in professional and consulting fees ($657,000, of which approximately $360,000 was related to the implementation of the Company's new computer system), an increase in bonuses due to executive officers under their employment agreements ($569,000 in the aggregate), an increase in expenses related to the Company's operations in Mexico ($387,000) and an increase in the provision for uncollectible accounts receivable in Mexico ($391,000).

         During the 1997 fiscal year the Company recorded a $4.2 million provision for an adverse jury verdict and judgment arising from litigation with a former officer. The Company subsequently appealed the jury verdict and ultimately settled the case in June 1999 for $1.5 million. The settlement resulted in a reversal in 1999 of $2.7 million of the $4.2 million previously accrued and the reversal of $893,000 in interest accrued since 1997 on the $4.2 million judgment.

         Interest expense decreased to $2.4 million in 1999 from $3.8 million in 1998 due to lower average outstanding borrowings and a lower average interest rate.

         Other income for 1999 consisted primarily of a $194,000 gain on the sale of the Company's Meridian facility, investment income, equity income, foreign currency gains and losses and other miscellaneous income.

         The effective income tax rates for 1999 and 1998 were 31.2% and 24.9%, respectively and reflect the impact of foreign income, which is taxed at a significantly lower rate than U.S. income. The increase in the tax rate from 1998 to 1999 was due to higher proportionate U.S. source income, which is taxed at a higher rate than foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its effective consolidated income tax rate for 1999 and future years.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

         Net sales and gross profit for 1998 were $161.9 million and $31.1 million, respectively, as compared to $197 million and $32.5 million, respectively, for 1997. The Company generated net income of $1.1 million ($.15 per share) in 1998 compared to a net loss of $3.1 million ($.44 per share) in 1997.

         The $35.1 million decrease in net sales from the prior year reflects lower unit sales and is mostly attributable to a $20.1 million decline in sales of one product class, halogen torchieres, a decrease in European sales of $10.3 million and a decline of $4 million in sales of now discontinued products, the Meridian lamps and "Hugger" flashlights. The sales decline for the halogen torchieres continued a trend of declining sales of this product which began in the first quarter of fiscal 1998 and is attributed in part to media attention focused on incidents of fire associated with this product. In 1998 halogen torchiere sales aggregated $14.6 million, as compared to $34.7 million for 1997. In 1998 sales to European customers were $19.7 million, as compared to $30 million for 1997. Lamp sales decreased by $30.5 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $4.6 million. Lamps and lighting fixtures accounted for 63% and 37%, respectively, of net sales in 1998 compared to 67% and 33%, respectively, in 1997. In 1998 and 1997, Home Depot accounted for 27.5% and 22.1%, respectively, of the Company's net sales. For the fiscal years ended September 30, 1998 and 1997, net sales to the Company's ten largest customers represented approximately 66% and 63%, respectively, of the Company's net sales.

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

         Many of the Company's major customers (most notably Home Depot) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouses. Approximately 67% of the Company's sales in 1998 were made on a direct basis as compared to 61% in 1997. Sales made by the Company on a direct basis typically generate lower margins per unit than sales from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales made from the Company's U.S. warehouses declined on a quarterly basis and in total from 1997 to 1998.

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

         Litigation charges and related professional fees in 1997 represented the amount provided for an adverse jury verdict of $4.2 million on litigation with the Company's former Chief Executive Officer, a payment of $1,000,000 to settle patent litigation with Black & Decker, and the related professional fees incurred for these two matters.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense decreased from $4.1 million to $3.8 million. A decrease in interest expense as a result of lower borrowings was offset by a $165,000 increase in the provision for interest related to the $4.2 million adverse jury verdict presently under appeal (the provision was for approximately 7 months in 1997 compared to 12 months in 1998).

         Other income for 1998 includes a gain of $164,000 on the sale of marketable equity securities, with the remainder consisting primarily of rental income on the Meridian facility, interest and other miscellaneous income, partially offset by foreign exchange losses.

         The effective income tax rates for 1998 and 1997 were 24.9% and 46.9%, respectively. The higher effective tax rate for 1997 was attributable to the combination of (1) foreign pretax income, which is taxed at a significantly lower rate than U.S. income, and (2) a pretax loss for U.S. operations, on which the Company recorded a tax benefit at the applicable U.S. rates. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations.

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

1999 CASH FLOWS

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $5.5 million from September 30, 1998 to September 30, 1999.

         The net cash of $8.3 million provided by operating activities and the $997,000 proceeds resulting primarily from the sale of the Meridian facility were used primarily to pay for capital expenditures aggregating $1.8 million, to make sinking fund redemption payments of $900,000 on outstanding bonds and to repurchase $1.2 million in common stock under the Company's Board-approved stock repurchase plan. The capital expenditures primarily included the purchase of computer hardware and software, machinery, molds and equipment.

         Management estimates that capital expenditures in fiscal 2000 will approximate $7.5 million, representing $5.8 million in additional construction costs and equipment for Go-Gro's manufacturing facilities, and $1.7 million for computer software and hardware, display fixtures and other miscellaneous capital additions. These capital expenditures will be financed by leasing facilities with financial institutions and cash generated from operations.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

         The Company has a $25 million credit facility with a group of U.S. commercial banks. This facility provides credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matures March 31, 2002. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.8% at September 30, 1999). The effective rate for the borrowings was 7.29% at September 30, 1999. Obligations under this facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. Subsidiaries and 49% of the stock of the Company's Canadian Subsidiary. The Company is required to comply with various convenants in connection with this facility. In addition, the agreement prohibits the payment of any cash dividends or other

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED NOTES (CONT.)

distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At September 30, 1999, the Company had used $13.4 million under this credit facility (loans amounted to $12.2 million) and $11.6 million was available for additional borrowings.

         The Company has a credit facility with a Canadian bank which provides four million Canadian dollars or U.S. equivalent (approximately U.S. $2.7 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (6.75% at September 30, 1999) and U.S. dollar advances bear interest at the U.S. base rate of the bank (8.75% at September 30, 1999). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 1999, $335,000 in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At September 30, 1999, total Canadian and U.S. dollar borrowings amounted to U.S. $2.2 million (included in current notes payable-credit lines) and U.S. $530,000 was available under the borrowing base calculation.

         The Company has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at September 30, 1999). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. At September 30, 1999, $20.7 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 1999, the Company had used $4.1 million of this line for letters of credit (there were no borrowings) and U.S. $379,000 was available.

         The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $6.63 per share, subject to certain anti-dilution adjustments (as defined in the Note Agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The Company expects to make its payments on this debt with funds generated from operations and obtained from its $25 million U.S. credit facility. The terms of the Note Agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the Note Agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limits the purchase or retirement of any shares of capital stock or other capital distributions.

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.45% at September 30, 1999) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.1 million direct pay letter of credit which is not part of the Company's credit line. The unpaid balance of these bonds was $6.9 million at September 30, 1999. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. In June 1997, the Company ceased manufacturing operations at Meridian and leased the facility to a non-manufacturing entity and in August 1997 made a $1.5 million payment to escrow on the bonds. The Company redeemed the bonds on November 1, 1999.

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $477,000 was available at September 30, 1999. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which U.S. $370,000 was available at September 30, 1999.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $958,000 at September 30, 1999.

YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has developed and is currently executing a plan to make its computer systems Year 2000 ready. The plan consists of five phases: (1) an inventory of all systems and applications, including non-information technology systems; (2) an assessment of the Year 2000 readiness of these existing systems and applications; (3) remediation of Year 2000 problems identified in the assessment phase; (4) testing of all systems to verify the success of the remediation phase and, if necessary (5) the implementation of contingency plans for all significant systems and applications.

         Phase 1 to 4 of the Company's plan were completed as of July 1, 1999. The Company is presently engaged in the implementation of its contingency plans.

         The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began implementation in 1997 of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American business. The implementation was completed in February 1999. The majority of the remainder of the Company's North American systems have been made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications have been made Year 2000 ready through a combination of internal reprogramming /modifications and purchased upgrades of commercial third-party software packages.

         The Company has inquired of its customers, suppliers and other companies important to its business to determine the extent of such parties' preparations to resolve their own Year 2000 issues.

         The Company has utilized both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred is approximately $150,000. As of September 30, 1999, $100,000 of these costs had been incurred. The Company is funding these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

         The Company has established contingency plans in the event the Company's systems and applications are not Year 2000 ready. The Company's new enterprise software has been represented as Year 2000 ready by its manufacturer. Contingency plans for the Company's systems and applications contemplate manual procedures, alternate backup systems and expanded use of external resources in remediation efforts.

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

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however, the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.1 million had been expended as of September 30, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $441,000 had been accrued as of September 30, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $20.5 million and $10.9 million for 1999 and 1998, respectively.

         As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its consolidated effective income tax rate for 1999 and future years.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company expects to continue to obtain most of its products from China, and maintains significant capital investments in China. Large fluctuations in currency rates could have a material effect on the Company's cost of products, thereby decreasing the Company's ability to compete. All purchases of finished goods are made in U.S. dollars which limit the Company's exposure to foreign currency fluctuations with respect to fluctuations that would impact existing outstanding purchase commitments. However the Company is subject to foreign currency fluctuations to the extent such fluctuations affect the cost of products purchased (or manufactured) or the Company's ability to sell into domestic or foreign markets and could result in exchange losses. Recently the Company became aware from published reports of the possibility of a devaluation in the Hong Kong dollar and the Chinese Renminbi. The Company is presently unable to determine the impact such devaluation would have on its business.

         During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and has been self-insuring up to a maximum of $10,000 for each incident occurring after January 1, 1999. Based upon its experience, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Legal Proceedings."

         The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of December 15, 1999, the Company had repurchased 449,500 shares for $1.6 million.

         Pursuant to a reorganization of the Company's executive management structure, William D. Stewart, an Executive Vice-President of the Company left the employ of the Company in December 1999 to pursue other interests. The Company agreed to settle its contractual employment obligation to Mr. Stewart for a payment of approximately $800,000. Under the terms of the settlement agreement, Mr. Stewart will continue to provide consulting services under a three-year non-compete and consulting agreement. The Company will record a non-recurring pretax charge of approximately $800,000 during the quarter ending December 31, 1999 and is obligated to pay $250,000 annually through December 2002 under the non-compete and consulting agreement.

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of September 30, 1999, the Company does not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of September 30, 1999 was $48.1 million. The Company believes it can meet the new listing rules and, as requested by the NYSE, has provided the NYSE with its plan to meet the new standard by February, 2001 and the Company's plan was accepted by the NYSE in October 1999. However, no assurances can be given that the objectives of the plan will be accomplished by February, 2001. If the Company is unable to achieve the plan's objectives, the Company's shares could be delisted from the NYSE, however the Company believes other trading venues are available for its stock.

FOREIGN EXCHANGE FLUCTUATIONS

         The Company is subject to foreign currency fluctuations to the extent such fluctuations affect the cost of products purchased (or manufactured) or the Company's ability to sell into domestic or foreign markets. The Company's China, Canadian, Mexican and Chilean subsidiaries are subject to fluctuations between the U.S. dollar currency in which they purchase goods and the European currencies, Canadian dollar, Mexican peso and Chilean peso currencies in which they sell goods. The Company has investments through these subsidiaries in China, Hong Kong, Canada, Mexico and Chile. If any of the currencies of these countries was to be devalued against the U.S. dollar the Company could experience significant changes in its currency translations which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material effect on the Company's cost of products or the Company's selling prices thereby decreasing the Company's ability to compete. During the year ended September 30, 1999, the Company recorded foreign currency gains (losses) for its China, Canadian, Mexican and Chilean operations of ($37,000), $15,000, $17,000 and ($20,000), respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company has not determined the effects, if any, that SFAS No.133 will have on the Company's financial position or results of operations.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Report......................................................................................23

Consolidated Balance Sheets - September 30, 1999 and 1998.........................................................24

Consolidated Statements of Operations - Years Ended September 30, 1999, 1998 and 1997.............................25

Consolidated Statements of Stockholders' Equity - Years Ended September 30, 1999,
         1998 and 1997............................................................................................26

Consolidated Statements of Cash Flows - Years Ended September 30, 1999, 1998 and 1997.............................27

Notes to Consolidated Financial Statements........................................................................29

Schedule II - Valuation and Qualifying Accounts - Years ended September 30, 1999, 1998 and 1997...................59


(All other schedules have been omitted as the related information has been provided in the notes to consolidated financial statements or is not required or applicable)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in Item 14 a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and its subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida
December 17, 1999

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1999         1998
                                                                         --------     --------
                                ASSETS                                       (IN THOUSANDS)
Current assets
             Cash and cash equivalents                                   $  7,253     $  1,790
             Restricted cash and short-term investments                     1,721          377
             Accounts receivable, net of allowances
                 of $8,591,000 and $8,408,000, respectively                20,150       18,395
             Inventories                                                   28,668       28,257
             Income taxes receivable                                        1,049           --
             Deferred tax asset                                             2,247        3,679
             Other current assets                                           3,139        3,218
                                                                         --------     --------
                              Total current assets                         64,227       55,716

Property and equipment, net                                                24,737       27,922

Restricted cash equivalents and short-term investments                         --        1,430
Goodwill, net                                                              10,561       11,017
Other assets                                                                2,372        2,875
                                                                         --------     --------
                                                                         $101,897     $ 98,960
                                                                         ========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Notes payable - credit lines                                $  2,200     $  3,428
             Current maturities of subordinated notes                       2,500           --
             Accounts and letters of credit payable                        14,939       12,423
             Current maturities of bonds payable-real estate related        2,210          975
             Current maturities of other long-term debt                       487          485
             Income taxes payable                                              --          438
             Accrued employee compensation and benefits                     2,718        1,651
             Accrued litigation judgment under appeal                          --        4,909
             Other current liabilities                                      3,719        3,738
                                                                         --------     --------
                              Total current liabilities                    28,773       28,047

Notes payable - credit lines                                               12,150       10,500
Convertible subordinated notes                                              5,100        7,600
Bonds payable - real estate related                                         6,000        8,215
Other long-term debt                                                        1,524        1,909
Other liabilities                                                             293          365
                                                                         --------     --------
                              Total liabilities                            53,840       56,636
                                                                         --------     --------
Commitments and contingencies

Stockholders' equity
             Preferred stock, $.01 par value
                 authorized 1,000,000 shares; none issued                      --           --
             Common stock, $.01 par value
                 authorized 20,000,000 shares; issued and outstanding
                 7,373,013  shares and 7,174,669 shares, respectively          74           72
             Additional paid-in capital                                    26,927       26,475
             Retained earnings                                             22,266       15,777
             Treasury stock, 378,200 shares                                (1,210)          --
                                                                         --------     --------
                              Total stockholders' equity                   48,057       42,324
                                                                         --------     --------
                                                                         $101,897     $ 98,960
                                                                         ========     ========

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           1999           1998           1997
                                                        ---------      ---------      ---------
Net sales                                               $ 176,561      $ 161,860      $ 196,955

Cost of sales                                             140,906        130,763        164,493
                                                        ---------      ---------      ---------
GROSS PROFIT                                               35,655         31,097         32,462

Selling, general and administrative expenses               28,554         26,608         25,946
Reversal of provision for litigation                       (2,728)            --             --
Plant closing costs                                            --             --            930
Litigation charges and related professional fees               --            (95)         7,453
                                                        ---------      ---------      ---------
OPERATING INCOME (LOSS)                                     9,829          4,584         (1,867)
                                                        ---------      ---------      ---------

Other income (expenses)
      Interest expense                                     (2,413)        (3,801)        (4,088)
      Reversal of post judgment interest related to
        litigation settlement                                 893             --             --
      Other income                                          1,118            684            128
                                                        ---------      ---------      ---------
Total other expenses                                         (402)        (3,117)        (3,960)
                                                        ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                           9,427          1,467         (5,827)

Income tax (provision) benefit                             (2,938)          (365)         2,734
                                                        ---------      ---------      ---------
NET INCOME (LOSS)                                       $   6,489      $   1,102      $  (3,093)
                                                        =========      =========      =========

EARNINGS (LOSS) PER SHARE
   BASIC
   Earnings (loss) per share                            $    0.92      $    0.15      $   (0.44)
   Weighted average number of shares                        7,055          7,128          7,071

   DILUTED
   Earnings (loss) per share                            $    0.80      $    0.15      $   (0.44)
   Weighted average number of shares                        8,688          7,477          7,071


See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON STOCK          ADDITIONAL                   TREASURY STOCK          TOTAL
                                            ---------------------      PAID-IN      RETAINED    ---------------------  STOCKHOLDERS'
                                             SHARES       AMOUNT       CAPITAL      EARNINGS     SHARES       AMOUNT      EQUITY
                                            ---------   ---------     ----------   ---------    ---------   ---------  -------------
Balance at September 30, 1996               7,063,587   $      71     $  26,135    $  17,768           --   $      --   $  43,974

Exercise of stock options                      17,166          --            80           --           --          --          80
Common stock issued under
  employment agreement                          5,000          --             9           --           --          --           9
Common stock issued in settlement
  of litigation                                 2,566          --            10           --           --          --          10
Common stock issued as compensation             6,250          --            19           --           --          --          19
Stock options issued under sales
   agreement                                       --          --            58           --           --          --          58
Net loss                                           --          --            --       (3,093)          --          --      (3,093)
                                            ---------   ---------     ---------    ---------    ---------   ---------    ---------
Balance at September 30, 1997               7,094,569          71        26,311       14,675           --          --      41,057

Exercise of stock options                      80,100           1           222           --           --          --         223
Stock options issued under sales agreement         --          --            68           --           --          --          68
Cancellation of stock options issued
   under sales agreement                           --          --          (126)          --           --          --        (126)
Net income                                         --          --            --        1,102           --          --       1,102
                                            ---------   ---------     ---------    ---------    ---------   ---------    ---------
Balance at September 30, 1998               7,174,669          72        26,475       15,777           --          --      42,324

Exercise of stock options                     185,898           2           402           --           --          --         404
Common stock issued to outside directors       12,446          --            50           --           --          --          50
Repurchase of common stock                         --          --            --           --     (378,200)     (1,210)     (1,210)
Net income                                         --          --            --        6,489           --          --       6,489
                                            ---------   ---------     ---------    ---------    ---------   ---------   ---------
Balance at September 30, 1999               7,373,013   $      74     $  26,927    $  22,266     (378,200)  $  (1,210)  $  48,057
                                            =========   =========     =========    =========    =========   =========   =========

  See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEARS ENDED SEPTEMBER 30,
                                                                                     ------------------------------------
                                                                                       1999          1998          1997
                                                                                     --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                                                  $  6,489      $  1,102      $ (3,093)
                                                                                     --------      --------      --------
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Reversal of provision for litigation                                           (2,728)           --            --
        Reversal of post judgment interest                                               (893)           --            --
        Provision for impairment of long-lived assets                                      --            --           735
        Provision for litigation judgment under appeal                                    212           423         4,487
        Depreciation and amortization                                                   5,368         5,457         5,276
        Deferred income taxes                                                           1,951           705        (1,452)
        Loss (gain) on disposition of property and equipment                             (175)           38            35
        Change in assets and liabilities, net of effects of
        acquisitions:
          Decrease (increase) in accounts receivable                                   (1,755)        5,773         5,475
          Decrease (increase) in inventories                                             (411)        6,355         5,036
          Decrease (increase) in income taxes receivable                               (1,049)        2,380        (2,380)
          Decrease (increase) in other current assets                                      21          (769)         (393)
          Decrease (increase) in other assets                                            (342)         (144)         (473)
          Increase (decrease) in income taxes payable                                    (438)          438           (21)
          Increase (decrease) in accrued litigation judgment under appeal              (1,500)           --            --
          Increase (decrease) in accounts and letters of credit payable, accrued
            employee compensation and benefits and other liabilities                    3,564        (5,873)       (7,035)
                                                                                     --------      --------      --------
        Total adjustments                                                               1,825        14,783         9,290
                                                                                     --------      --------      --------
        Net cash provided by operating activities                                       8,314        15,885         6,197
                                                                                     --------      --------      --------
Cash flows from investing activities:
    Capital expenditures, net                                                          (1,833)       (1,928)       (7,955)
    Proceeds from sale of property                                                        997            --            --
    Payments for Go-Gro acquisition, net of cash acquired                                  --            --          (626)
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                             986           954           878
                                                                                     --------      --------      --------
       Net cash provided by (used in) investing activities                                150          (974)       (7,703)
                                                                                     --------      --------      --------

(Continued on page 28)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                     1999           1998         1997
                                                                                   --------      --------      --------
Cash flows from financing activities:
      Proceeds from notes payable - credit lines                                     35,300        32,900        35,450
      Payments on notes payable - credit lines                                      (35,550)      (45,300)      (29,594)
      Net proceeds from (payments on) notes payable-credit lines due on demand          672          (246)         (289)
      Sinking fund redemption payments on bonds                                        (900)         (878)         (879)
      Payment into escrow on bonds                                                       --            --        (1,504)
      Payments on other long-term debt                                                 (737)         (692)         (707)
      Payments on bonds payable- real estate related                                   (980)         (975)         (970)
      Payments to repurchase common stock                                            (1,210)           --            --
      Proceeds from issuance of common stock and
        related income tax benefit                                                      404           223            80
                                                                                   --------      --------      --------
     Net cash provided by (used in) financing activities                             (3,001)      (14,968)        1,587
                                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                                  5,463           (57)           81
Cash and cash equivalents at beginning of year                                        1,790         1,847         1,766
                                                                                   --------      --------      --------
Cash and cash equivalents at end of year                                           $  7,253      $  1,790      $  1,847
                                                                                   ========      ========      ========

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                   YEARS ENDED SEPTEMBER 30,
                              --------------------------------
                                1999        1998         1997
                              -------     -------      -------
CASH PAID (REFUNDED) FOR:

  Interest                    $ 2,304     $ 3,435      $ 3,833
                              =======     =======      =======
  Income taxes                $ 2,439     $(3,210)     $ 1,168
                              =======     =======      =======

During the year ended September 30, 1999, the Company issued 1,778 common shares to each of its seven outside directors as compensation for their services. The aggregate market value of the stock issued was $50,000.

 During the years ended September 30, 1999, 1998 and 1997 capital lease obligations aggregating approximately $102,000, $438,000 and $781,000, respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

 In 1997 the Company issued 5,000 common shares to an employee as salary pursuant to an employment agreement.

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

(a) The Business

Catalina Lighting, Inc. ("the Company") is a United States-based wholesaler, distributor and manufacturer of lamps, lighting fixtures and other lighting related products. The Company sells principally in the U.S. to a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in Europe, Canada, Mexico and other foreign markets.

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

(d) Geographic Risks

Substantially all of the Company's products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company's business. In addition, in the Company's consolidated balance sheet at September 30, 1999 are net assets of $17.9 million of Company subsidiaries located in China and Hong Kong, a sovereign territory of China. With respect to these assets, the Company maintains $14.4 million in noncancelable political risk insurance.

(e) Cash and Cash Equivalents

Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

(f) Accounts Receivable

Pursuant to an agreement between the Company and a bank, the bank assumes the credit risk of certain of the Company's U.S. and Canadian receivables. The Company pays a fee of .50 percent of billings to customers covered by the arrangement. In addition, the Company insures certain of its foreign receivables with an insurance company. Gross accounts receivable secured under such agreements at September 30, 1999 and 1998 amounted to $10.5 million and $11.3 million, respectively. In addition, certain of the Company's sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 1999 and 1998 amounted to $12.4 million and $12.5 million, respectively.

The Company provides allowances against accounts receivable for doubtful accounts, sales returns and sales incentives.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

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

(i) Restricted Cash Equivalents and Short-Term Investments

The Company's restricted cash equivalents and short term investments at September 30, 1999 and 1998 represented sinking fund payments on bonds issued to finance the Company's U.S. warehouse and investment income earned on such payments and a $1.4 million escrow payment made on the bonds which financed the Meridian facility.

(j) Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted operating income from the related acquired companies. Should the Company determine it probable that future estimated undiscounted operating income from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $2.9 million and $2.4 million at September 30, 1999 and 1998, respectively.

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

(m) Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") during fiscal 1998. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share information presented in the accompanying financial statements for the year ended September 30, 1997 has been restated to comply with SFAS No. 128.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
   (CONTINUED)

(n) Foreign Currency Translation

The accounts of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". For subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are remeasured at the current exchange rate and nonmonetary balance sheet accounts are remeasured at historical exchange rates. For subsidiaries where the functional currency is other than the U.S. dollar, all balance sheet accounts are remeasured at the current exchange rate. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities and gains and losses arising from foreign currency transactions are included in net income.

(o) Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company continues to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income
(loss) and earnings (loss) per share as if the fair value method (as defined in SFAS 123) had been applied.

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

(q)      Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income ("SFAS 130")," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the years ended September 30, 1999, 1998 and 1997 equals comprehensive income for the same periods.

(r) Disclosures About Segments and Related Information

Effective October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report selected information about operating segments in financial statements and requires that those companies report selected information about segments in interim and annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
   (CONTINUED)

how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Upon adoption, information for prior years is required to be restated. Information presented in
Note 14 has been restated to comply with SFAS 131.

(s) Impact of Recently Issued Accounting Standard

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company has not determined the effects, if any, that SFAS No.133 will have on the Company's financial position or results of operations.

(t) Reclassifications

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

3. INVENTORIES

Inventories consisted of the following:

                                     SEPTEMBER 30,
                                 -------------------
                                   1999       1998
                                 -------     -------
                                    (In thousands)
            Raw materials        $ 4,050     $ 3,777
            Work-in-progress         932         713
            Finished goods        23,686      23,767
                                 -------     -------
                                 $28,668     $28,257
                                 =======     =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

3. INVENTORIES (CONTINUED)

The Company capitalizes certain costs in finished goods inventory associated with acquiring, storing and preparing inventory for distribution. Such costs aggregated approximately $8.8 million, $8.2 million and $9.5 million for the years ended September 30, 1999, 1998 and 1997, respectively, of which $2.2 million remained in inventory at September 30, 1999 and 1998.

Inventory allowances amounted to $2.3 million and $1.7 million at September 30, 1999 and 1998, respectively.

4. PROPERTY AND EQUIPMENT

Property and equipment and related depreciable lives were as follows:

                                       SEPTEMBER 30,
                                    -------------------      DEPRECIABLE
                                      1999       1998           LIVES
                                    -------     -------     -------------
                                       (In thousands)
Land                                $ 1,354     $ 1,354           --
Land use rights                       1,912       1,912     42-50 years
Buildings and improvements           15,352      15,373     5 to 30 years
Leasehold improvements                1,619       1,551     lease terms
Furniture and office equipment        1,151       1,258     5 to 7 years
Computer software and equipment       4,299       4,480     2 to 6 years
Machinery, molds and equipment       13,457      12,836     3 to 11 years
Display fixtures                      1,112         901     2 years
Other assets                            475         374     4 to 7 years
Property held for sale                   --       1,051     5 to 30 years
                                    -------     -------
                                     40,731      41,090
Less accumulated depreciation        15,994      13,168
                                    -------     -------
Property and equipment, net         $24,737     $27,922
                                    =======     =======

Depreciation expense for the years ended September 30, 1999, 1998 and 1997 was approximately $4,297,000, $4,376,000 and $4,061,000, respectively.

5. NOTES PAYABLE - CREDIT LINES

The Company has a $25 million credit facility with a group of U.S. commercial banks. The facility provides credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matures March 31, 2002. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.8% at September 30, 1999). The effective rate for the borrowings was 7.29% at September 30, 1999. Obligations under the facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain debt to adjusted earnings and fixed charges coverage ratios. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

5. NOTES PAYABLE - CREDIT LINES (CONTINUED)

from the lenders. The Company pays a quarterly commitment fee of .25% based on the unused portion of the facility. At September 30, 1999, the Company had used $13.4 million under this credit facility (loans amounted to $12.2 million) and $11.6 million was available for additional borrowings.

The Company has a credit facility with a Canadian bank which provides four million Canadian dollars or U.S. equivalent (approximately U.S. $2.7 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (6.75% at September 30, 1999) and U.S. dollar advances bear interest at the U.S. base rate of the bank (8.75% at September 30, 1999). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 1999, $335,000 in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At September 30, 1999, total Canadian and U.S. dollar borrowings amounted to U.S. $2.2 million (included in current notes payable-credit lines) and U.S. $530,000 was available under the borrowing base calculation.

Go-Gro has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at September 30, 1999). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. At September 30, 1999, $20.7 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 1999, the Company had used $4.1 million of this line for letters of credit (there were no borrowings) and U.S. $379,000 was available.

The Company's availability under its credit lines consisted of the following:

                                                    SEPTEMBER 30,
                                               ----------------------
                                                 1999          1998
                                               --------      --------
                                                   (In thousands)
Total lines of credit                          $ 32,248      $ 42,128
Less:
   Borrowings                                   (14,350)      (13,928)
   Stand-by letters of credit                    (1,213)       (1,213)
   Open letters of credit and other              (4,126)       (2,405)
   Amount unavailable under borrowing base           --       (12,057)
                                               --------      --------
Lines of credit available                      $ 12,559      $ 12,525
                                               ========      ========

The weighted average interest rate on the current portion of notes payable - credit lines was 8.75% and 9.1% at September 30, 1999 and 1998, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

6. BONDS PAYABLE - REAL ESTATE RELATED

The Company financed the purchase and improvements of its Meridian manufacturing facility through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. In June 1997, the Company ceased manufacturing operations at Meridian and leased the facility to a non-manufacturing entity. As a result, the Company made a $1.5 million payment to escrow on the bonds, which was included in restricted cash equivalents and short-term investments in the September 30, 1999 and 1998 balance sheets. The bonds were secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit, which was not part of the Company's credit lines. Interest on the bonds was payable semiannually and principal payments were due annually. The outstanding balance of these bonds was $1.3 million and $1.4 million, at September 30, 1999 and 1998, respectively. The Company redeemed the bonds at their earliest redemption date of November 1, 1999.

The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, aggregating $900,000 per year, from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.45% at September 30, 1999) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.1 million direct pay letter of credit which is not part of the Company's credit line. The outstanding balance of these bonds was $6.9 million and $7.8 million, at September 30, 1999 and 1998, respectively. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

The aggregate maturities and sinking fund requirements of bonds payable at September 30, 1999, are as follows (in thousands):

                       2000                 $ 2,210
                       2001                     900
                       2002                     900
                       2003                     600
                       2004                     600
                       Thereafter             3,000
                                            -------
                                            $ 8,210
                                            =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

7. CONVERTIBLE SUBORDINATED NOTES

The Company has outstanding $7.6 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible at the option of the holders into common shares of the Company's stock at a conversion price of $6.63 per share subject to certain anti-dilution adjustments (as defined in the note agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The notes are callable at the Company's option with certain required premium payments. Principal payments of approximately $2.5 million are required on March 15 in each of the years 2000 and 2001. The remaining outstanding principal and interest is due in full on March 15, 2002. Interest is payable semiannually. The terms of the note agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the note agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limits the purchase or retirement of any shares of capital stock or other capital distributions.

8. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

                                                                      SEPTEMBER 30,
                                                                  --------------------
                                                                    1999         1998
                                                                  -------      -------
                                                                     (In thousands)
     Loan payable monthly through 2004 based on a 15 year
     amortization schedule with a balloon payment in 2004,
     bearing interest at 8%, secured by a mortgage on land
     and building with a net book value of $1.3 million at
     September 30, 1999.                                          $   958      $ 1,015

     Borrowings under a leasing facility with a Hong Kong
     financial institution to finance the purchase of
     equipment for the China facility; payable monthly,
     bearing interest at the HIBOR rate plus 3.5% (8.69% at
     September 30, 1999) maturing at various dates through
     2002 and secured by a guarantee issued by the Company
     and warehouse equipment with a net book value of
     $386,000 at September 30, 1999; $370,000 was available
     for future borrowings at September 30, 1999.                     443          597

     Borrowings under a leasing facility with a U.S.
     financial institution to finance the purchase of U.S.
     assets; payable monthly, maturing at various dates
     through 2004, bearing interest at 8.75%, and secured by
     office, computer and warehouse equipment with a net
     book value of $336,000 at September 30, 1999; $477,000
     was available for future borrowings at September 30,
     1999.                                                            523          591

     Other                                                             87          191
                                                                  -------      -------
     Subtotal                                                       2,011        2,394
     Less current maturities                                         (487)        (485)
                                                                  -------      -------
                                                                  $ 1,524      $ 1,909
                                                                  =======      =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

8. OTHER LONG-TERM DEBT (CONTINUED)

The aggregate maturities of other long-term debt at September 30, 1999, are as follows (in thousands):

                   2000                   $   487
                   2001                       464
                   2002                       259
                   2003                       125
                   2004                       676
                                          -------
                                          $ 2,011
                                          =======

9. INCOME TAXES

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal income tax rate:

                                               YEARS ENDED SEPTEMBER 30,
                                           ---------------------------------
                                             1999         1998        1997
                                           ---------   ---------   ---------
Statutory federal income tax rate              34.0 %      34.0 %     (34.0)%
 Increase (decrease) resulting from:
   State income taxes, net of federal
       income tax effect                        2.8         2.8        (0.5)
   Foreign tax rate differential               (6.3)      (33.2)      (17.3)
   Goodwill amortization                        1.6        10.6         2.6
   Adjustment to tax rate applied to U.S.
       temporary differences                      -         8.9           -
   Other                                       (0.9)        1.8         2.3
                                           =========   =========   =========
                                               31.2 %      24.9 %     (46.9)%
                                           =========   =========   =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

9. INCOME TAXES (CONTINUED)

The income tax provision (benefit) consisted of the following:

                                  Current      Deferred       Total
                                  -------   --------------  -------
                                            (In thousands)
Year ended September 30, 1999
  Federal                         $   (95)     $ 1,788      $ 1,693
  State                                80          165          245
  Foreign                           1,002           (2)       1,000
                                  -------      -------      -------
                                  $   987      $ 1,951      $ 2,938
                                  =======      =======      =======

Year ended September 30, 1998
  Federal                         $  (993)     $   453      $  (540)
  State                                22          341          363
  Foreign                             631          (89)         542
                                  -------      -------      -------
                                  $  (340)     $   705      $   365
                                  =======      =======      =======

Year ended September 30, 1997
  Federal                         $(2,894)     $(1,109)     $(4,003)
  State                                15         (333)        (318)
  Foreign                           1,597          (10)       1,587
                                  -------      -------      -------
                                  $(1,282)     $(1,452)     $(2,734)
                                  =======      =======      =======

Income (loss) before income taxes by source consisted of the following:

                        YEARS ENDED SEPTEMBER 30,
                  -----------------------------------
                    1999         1998          1997
                  --------     --------      --------
United States     $  5,046     $ (1,265)     $(13,183)
Foreign              4,381        2,732         7,356
                  --------     --------      --------
                  $  9,427     $  1,467      $ (5,827)
                  ========     ========      ========

The tax effects of each type of temporary difference that gave rise to the Company's current net deferred tax asset is as follows:

                                                      SEPTEMBER 30,
                                                   --------------------
                                                     1999        1998
                                                   -------      -------
                                                      (In thousands)
Accounts receivable allowances                     $ 1,337      $ 1,310
Provision for litigation judgment under appeal          --        1,767
Prepaid expenses                                      (175)        (162)
Allowances and capitalized costs for inventory         961          665
Accrued expenses                                        76           77
Other                                                   48           22
                                                   -------      -------
                                                   $ 2,247      $ 3,679
                                                   =======      =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

9. INCOME TAXES (CONTINUED)

The tax effects of each type of temporary difference that gave rise to the Company's net long term deferred tax asset (liability) (included in other long term assets or other long term liabilities) are as follows:

                                                    SEPTEMBER 30,
                                                  ----------------
                                                   1999      1998
                                                  -----      -----
                                                   (In thousands)
Net loss on sublease of facility                  $ 136      $ 200
Provision for impairment of long-lived assets        --        187
U.S. tax loss and other carryforwards               259        393
Foreign tax loss carryforward                       796        517
Depreciation:
   U.S. assets                                     (523)      (467)
   Foreign assets                                   (63)       (52)
Other                                                10         75
Valuation allowance                                (796)      (517)
                                                  -----      -----
                                                  $(181)     $ 336
                                                  =====      =====

The Company has not provided for possible U.S. income taxes on $19.7 million in undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

10. EARNINGS PER SHARE

The computation of basic and diluted earnings (loss) per common share("EPS") is as follows(in thousands except per share data):

                                                                  YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------------------------------
BASIC EPS:
Numerator:
Net income (loss) for basic earnings per share               $ 6,489      $ 1,102     $(3,093)
                                                             ---------------------------------
Denominator:
Weighted average shares outstanding during the year            7,252        7,128       7,071
Weighted average of shares repurchased
  during the year                                               (197)
                                                             ---------------------------------
Weighted average shares used for basic EPS                     7,055        7,128       7,071
                                                             =================================
Basic EPS                                                    $  0.92      $  0.15     $ (0.44)
                                                             =================================
DILUTED EPS:
Numerator:
Net income (loss)                                            $ 6,489      $ 1,102     $(3,093)
Interest on convertible subordinated notes, net of
  income taxes                                                   424
                                                             ---------------------------------
Net income (loss) for diluted earnings per share             $ 6,913      $ 1,102     $(3,093)
                                                             =================================
Denominator:
Weighted average shares outstanding during the year            7,252        7,128       7,071
Shares upon conversion of convertible subordinated notes       1,138
Effect of stock options                                          495          349
Weighted average of shares repurchased
  during the year                                               (197)
                                                             ---------------------------------
Weighted average shares used for diluted EPS                   8,688        7,477       7,071
                                                             =================================

Diluted EPS                                                  $  0.80      $  0.15     $ (0.44)
                                                             =================================

The convertible subordinated notes were not included in the denominator for diluted EPS for the years ended September 30, 1998 and 1997 because their effect was anti-dilutive.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

11. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS

COMMON STOCK

The Company's board of directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. At September 30, 1999, the Company had repurchased 378,200 shares for $1,210,000.

STOCK OPTIONS UNDER PLANS

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan (Employee Plan), which provides for the granting of options to officers and other key employees. Under the Employee Plan, the Company and its shareholders authorized the granting of options for up to 1,750,000 shares of common stock to be granted as either incentive or nonstatutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. As of September 30, 1999, options for approximately 1,491 shares of common stock remained available for future grants. Options generally vest ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date.

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan (Director Plan), which provides for the granting of options for up to 50,000 shares of common stock to non-employee directors. Under the Director Plan, options to purchase 2,000 common shares are granted annually to non-employee directors automatically upon their election to the Board of Directors which vest upon the serving of a one-year term. The exercise price is the fair market value of the common stock on the date the options are granted. As of September 30, 1999, no shares of common stock remained available for future grants. These options are generally exercisable no later than ten years from the date of grant.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

11. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

Transactions and related information for each plan are as follows:


                                               NUMBER OF   WEIGHTED AVERAGE
         EMPLOYEE PLAN:                         OPTIONS    PRICE PER SHARE
                                              ----------   ----------------
Options outstanding at September 30, 1996      1,340,301      $   3.98
     Options granted                              25,700      $   4.09
     Options exercised                           (17,166)     $   4.04
     Options terminated                          (22,368)     $   4.11
                                              ----------      --------
Options outstanding at September 30, 1997      1,326,467      $   3.98
     Options granted                               5,000      $   3.38
     Options exercised                           (25,100)     $   3.03
     Options terminated                          (16,719)     $   4.36
                                              ----------      --------
Options outstanding at September 30, 1998      1,289,648      $   3.99**
     Options granted                              91,000      $   3.28
     Options exercised                          (185,898)     $   2.20
     Options terminated                          (63,848)     $   4.10
                                              ----------      --------
Options outstanding at September 30, 1999      1,130,902      $   2.81
                                              ==========      ========
Options exercisable at September 30, 1999      1,029,182      $   2.77
                                              ==========      ========

**On December 11, 1998, the exercise price of 784,733 outstanding options was restated to $2.4375, the market value on such date.

                                             NUMBER OF  WEIGHTED AVERAGE
         DIRECTOR PLAN:                       OPTIONS   PRICE PER SHARE
                                              -------   ----------------
Options outstanding at September 30, 1996      36,000      $    7.19
    Options granted                            10,000      $    3.75
                                              -------      ---------
Options outstanding at September 30, 1997
    and 1998                                   46,000      $    6.59
    Options terminated                         (2,000)     $   12.13
                                              -------      ---------
Options outstanding at September 30, 1999      44,000      $    6.34
                                              =======      =========
Options exercisable at September 30, 1999      44,000      $    6.34
                                              =======      =========

OTHER STOCK OPTIONS

The Company has outstanding options for 55,000 shares at an exercise price of $1.75 per share issued to one of the former shareholders of a subsidiary in connection with the acquisition of such subsidiary. The options were fully exercisable at September 30, 1999 and expire on August 24, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

11. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

OTHER STOCK OPTIONS (CONTINUED)

In August 1990, the Company issued options outside its Director Plan to its non-employee directors to purchase an aggregate of 200,000 shares of common stock, of which 132,000 remained outstanding on September 30, 1999. The options have an exercise price of $1.75 per share, were fully exercisable at September 30, 1999 and expire August 24, 2000.

On October 1, 1991, the Company issued options to purchase 20,000 shares at $3.38 to an employee. On December 11, 1998 the exercise price of these options was restated to $2.4375, the market value on such date. The options were fully exercisable at September 30, 1999 and expire on October 1, 2001.

On January 3, 1992, the Company issued to certain of its executives and non-employee directors options to purchase 275,000 shares at $4.88 per share. On December 11, 1998, the exercise price of 150,000 of these options was restated to $2.4375, the market value on such date. The options were fully exercisable at September 30, 1999 and expire January 3, 2002.

On January 15, 1993, the Company issued to one of its executives options to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. On December 11, 1998, the exercise price of these options was restated to $2.4375, the market value on such date. The options were fully exercisable at September 30, 1999. The options expire on January 14, 2003.

At various dates during fiscal 1995, the Company granted to certain new employees options to purchase 91,000 shares of common stock at prices ranging from $6.75 to $6.875. In most cases, one-third of the options became exercisable on October 1, 1995, with one-third vesting on October 1 of each of the following two years. The options expire in 10 years from the grant date. On October 27, 1995, the exercise price of these options was restated to $4.125, the market value on such date, and on December 11, 1998, the exercise price of the remaining 53,500 shares was restated to $2.4375, the market value on such date. As of September 30, 1999, 50,000 options remained to be exercised and all options were exercisable.

On March 4, 1996, the Company issued options to purchase 10,000 shares at $5.38 to a consultant. The options were fully exercisable at September 30, 1999 and expire on March 4, 2006.

On August 27, 1996, the Company issued to one of its executives options to purchase 5,000 shares of common stock at $3.75 per share. On December 11, 1998, the exercise price of these options was restated to $2.4375, the market value on such date. The options were fully exercisable at September 30, 1999 and expire on August 26, 2006.

On March 12, 1997, the Company issued options to purchase 20,000 shares of common stock at $3.75 per share to new members of the Company's Board of Directors. The options were fully exercisable at September 30, 1999 and expire on March 11, 2007.

During fiscal 1999, the Company granted to certain new employees options to purchase 8,000 shares of common stock at prices ranging from $4.69 to $4.94. One third of the options becomes exercisable one year after the date of grant with one-third vesting during each of the following two years.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

11. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

OTHER STOCK OPTIONS (CONTINUED)

Transactions and related information relating to other stock options are summarized as follows:

                                               OPTIONS   PRICE PER SHARE
                                              --------   ---------------
Options outstanding at September 30, 1996      680,500      $   3.63
     Options granted                           120,000      $   3.85
                                              --------      --------
Options outstanding at September 30, 1997      800,500      $   3.69
     Options granted                            18,000      $   3.53
     Options exercised                         (55,000)     $   1.75
     Options terminated                       (125,000)     $   3.93
                                              --------      --------
Options outstanding at September 30, 1998      638,500      $   3.81 **
     Options granted                            11,000      $   3.45
     Options terminated                        (24,500)     $   3.00
                                              --------      --------
Options outstanding at September 30, 1999      625,000      $   2.84
                                              ========      ========
Options exercisable at September 30, 1999      617,000      $   2.81
                                              ========      ========

**On December 11, 1998, the exercise price of 290,000 outstanding options was restated to $2.4375, the market value on such date.

The following table summarizes information about all stock options outstanding at September 30, 1999:

                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                          --------------------------------------------  -----------------------
                                              WEIGHTED        WEIGHTED                WEIGHTED
                                              AVERAGE         AVERAGE                 AVERAGE
      RANGE OF EXERCISE     OPTIONS          REMAINING        EXERCISE    OPTIONS     EXERCISE
           PRICES         OUTSTANDING     CONTRACTUAL LIFE     PRICE    EXERCISABLE    PRICE
-----------------------   -----------     ----------------    --------  -----------   --------
 $1.75 to $2.50            1,366,068              3.34          $2.28   1,320,348      $2.29
 $3.38 to $4.13              196,334              5.40          $3.84     140,334      $3.77
 $4.69 to $6.63              161,000              3.24          $5.06     153,000      $5.07
 $6.75 to $10.75              76,500              4.78          $7.13      76,500      $7.13
-----------------------   -----------     ----------------    --------  -----------   --------
 $1.75 to $12.13           1,799,902              3.61          $2.91   1,690,182      $2.88
=======================   ===========     ================    ========  ===========   ========

For purposes of the following proforma disclosures, the weighted-average fair value of options has been estimated on the date of grant or repricing using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield; expected volatility of 62%, 58% and 56%; risk-free interest rate of 5.2%, 5.4% and 6.4%; and an expected term of six and a half years for options granted and two years for options repriced during 1999. The weighted average fair value at date of grant of options granted during 1999, 1998 and 1997 was $1.97 ($.70 for options repriced), $1.89 and $2.05 per option, respectively. Had the compensation cost been determined based on the fair value at the grant or repricing date consistent with the provisions of SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the proforma amounts indicated below (in thousands, except per share amounts):

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

11. COMMON STOCK, STOCK OPTIONS, WARRANTS AND RIGHTS (CONTINUED)

                                                            YEARS ENDED SEPTEMBER 30,
                                                    ----------------------------------------
                                                        1999          1998          1997
                                                    -----------   ------------  ------------
Net income (loss) - as reported                     $      6,489  $      1,102  $    (3,093)
Net income (loss) - proforma                        $      5,978  $        966  $    (3,392)

Basic earnings (loss) per share - as reported       $       0.92  $       0.15  $     (0.44)
Basic earnings (loss) per share - proforma          $       0.85  $       0.14  $     (0.48)

Diluted earnings (loss) per share - as reported     $       0.80  $       0.15  $     (0.44)
Diluted earnings (loss) per share - proforma        $       0.74  $       0.13  $     (0.48)


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

STOCK WARRANTS

In connection with the Company's initial public offering of common stock in May 1988, warrants to purchase 92,000 common shares at $4.20 a share were issued to the underwriters. The warrants are exercisable through December 31, 2000. The Company registered the shares underlying the warrants effective May 24, 1995. No common stock has been issued pursuant to these warrants through September 30, 1999.

12. COMMITMENTS

The Company leases offices, warehouse facilities and equipment under non-cancelable operating leases that expire at various dates through 2008. Certain leases provide for increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 1999 by fiscal year, were as follows (in thousands):

                    MINIMUM RENTAL           MINIMUM
                     PAYMENTS           SUBLEASE RECEIPTS           NET
                -------------------    --------------------    --------------
2000            $            2,085     $               923     $       1,162
2001                         1,077                     385               692
2002                           387                       -               387
2003                           333                       -               333
2004                           278                       -               278
Thereafter                     796                       -               796
                ===================    ====================    ==============
                $            4,956     $             1,308     $       3,648
                ===================    ====================    ==============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

12. COMMITMENTS (CONTINUED)

Total net rental expense for all operating leases (including month-to-month leases) amounted to approximately $1.3 million, $1.8 million and $3.1 million for the years ended September 30, 1999, 1998 and 1997, respectively.

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however, the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.1 million had been expended as of September 30, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $441,000 had been accrued as of September 30, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999.

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $20.5 million and $10.9 million for the years ended September 30, 1999 and 1998, respectively.

In 1998, the Company entered into a consulting agreement with a former employee for a two-year period ending March 31, 2000, for an annual fee of $140,000, payable monthly.

13.      RELATED PARTY TRANSACTIONS

The Company leased a facility located in Massachusetts from an entity in which an officer and a former officer had an ownership interest. The lease expired in June 1999. Rent expense related to this lease was approximately $99,000, $159,000 and $164,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

Notes and advances receivable from Executive Vice Presidents of the Company aggregated approximately $284,000 and $259,000 at September 30, 1999 and 1998, respectively. At September 30, 1999 notes and advances included $220,000 in notes bearing interest at LIBOR plus 250 basis points which were collaterized by stock option agreements to purchase 195,000 shares of the Company. A note amounting to $50,000 matures in January 2000, a $100,000 note matures in December 2000 and the remaining $70,000 note matures in January 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

14.  SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information effective October 1, 1998. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

The Company operates exclusively in the lighting industry with operations based in the United States and China, and to a lesser extent, Canada and Mexico. The Company considers its operating segments to be the United States and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S.-based operations are made primarily into the United States. Net sales to external customers by China-based operations are made primarily into Europe and net sales to external customers by "all other segments" are made primarily into Canada and to a lesser extent Mexico and Chile. Intersegment sales represent shipments of finished products sold at prices determined by management. During fiscal 1998, the Company restructured its operations which resulted in a change in the pricing of intersegment sales between China and the other segments. Calculation of the impact of such change on the segment contributions for fiscal years 1998 and 1999 is not practicable.

The Company evaluates the performance of its operating segments and allocates resources to them based on net sales and segment contribution. Segment contribution is defined as income before parent/holding company and certain administrative expenses, unusual items and income taxes. Prior years' data has been restated to conform to the current year reportable operating segments presentation. Information on operating segments and a reconciliation to income before income taxes for the years ended September 30, 1999, 1998 and 1997 are as follows (in thousands):

NET SALES:

                                                              YEARS ENDED SEPTEMBER 30,
                 ----------------------------------------------------------------------------------------------------------
                               1999                                  1998                              1997 (1)
                 ----------------------------------   ---------------------------------   ---------------------------------
                  EXTERNAL                            EXTERNAL                            EXTERNAL
                 CUSTOMERS  INTERSEGMENT   TOTAL      CUSTOMERS INTERSEGMENT   TOTAL      CUSTOMERS  INTERSEGMENT  TOTAL
                 ----------------------------------   ---------------------------------   ---------------------------------
United States    $133,749   $   1,559    $ 135,308    $122,286    $  1,099    $123,385    $146,601    $  3,197    $149,798
China              19,523     117,422      136,945      21,309      90,035     111,344      33,950      75,729     109,679
Other segments     23,289         517       23,806      18,265         367      18,632      16,404         428      16,832
Elimination            --    (119,498)    (119,498)                (91,501)    (91,501)                (79,354)    (79,354)
                 ---------------------------------    --------------------------------    --------------------------------
  Total          $176,561          --    $ 176,561    $161,860          --    $161,860    $196,955          --    $196,955
                 =================================    ================================    ================================

NET SALES BY LOCATION OF EXTERNAL CUSTOMERS:

                        YEARS ENDED SEPTEMBER 30,
                  ----------------------------------
                    1999         1998        1997(1)
                  ----------------------------------
United States     $133,974     $122,509     $147,519
Canada              19,938       16,538       15,545
Other               22,649       22,813       33,891
                  ----------------------------------
   Net Sales      $176,561     $161,860     $196,955
                  ==================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

14. SEGMENT INFORMATION (CONTINUED)

SEGMENT CONTRIBUTION:

                                                          YEARS ENDED SEPTEMBER 30,
                                                     ---------------------------------
                                                       1999        1998       1997 (1)
                                                     ---------------------------------
United States                                        $ 6,069      $ 3,664      $ 3,501
China                                                  4,535        1,406        1,942
Other segments                                          (827)        (173)         (95)
                                                     ---------------------------------
  Subtotal for segments                                9,777        4,897        5,348
Reversal of provision for litigation                   2,728           --           --
Reversal of post judgment interest
  related to litigation settlement                       893           --           --
Litigation charges and related professional fees          --           --       (7,453)
Plant closing costs                                       --           --         (930)
Parent/administrative expenses                        (3,971)      (3,430)      (2,792)
                                                     ---------------------------------
  Income (loss) before income taxes                  $ 9,427      $ 1,467      $(5,827)
                                                     =================================

INTEREST EXPENSE (2):
                                         YEARS ENDED SEPTEMBER 30,
                                     -------------------------------
                                       1999       1998        1997
                                     -------------------------------
United States                        $   947     $ 1,569     $ 2,382
China                                    970       1,176       1,370
Other segments                           440         261         388
                                     -------------------------------
  Subtotal for segments                2,357       3,006       4,140
Parent interest expense (income)          56         795         (52)
                                     -------------------------------
  Total interest expense             $ 2,413     $ 3,801     $ 4,088
                                     ===============================

TOTAL ASSETS:
                         SEPTEMBER 30,
                   ------------------------
                      1999           1998
                   ------------------------
United States      $  55,411      $  58,305
China                 47,316         41,340
Other segments        13,776          9,614
Eliminations         (14,606)       (10,299)
                   ------------------------
  Total assets     $ 101,897      $  98,960
                   ========================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

14. SEGMENT INFORMATION (CONTINUED)

LONG-LIVED ASSETS (3):
                                  SEPTEMBER 30,
                              -------------------
                                1999       1998
                              -------------------
United States                 $12,634     $14,469
China                          11,747      13,192
Other segments                    356         261
                              -------------------
  Total long-lived assets     $24,737     $27,922
                              ===================


EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS;
                           YEARS ENDED SEPTEMBER 30,
                         ----------------------------
                          1999       1998       1997
                         ----------------------------
United States            $  672     $1,138     $1,487
China                     1,019        247      7,214
Other segments              244      1,032         35
                         ----------------------------
  Total expenditures     $1,935     $2,417     $8,736
                         ============================

(1) In 1997 the United States segment included Meridian Lamps, Inc. ("Meridian"), a wholly-owned subsidiary which commenced operations in December 1994 and terminated operations in June 1997. Net sales to external customers in 1997 amounted to $2.8 million and inter-segment sales amounted to $2.4 million. In 1997, the segment contribution for the United States reflected a $2.6 million loss related to the Meridian operations.

(2) Parent and inter-segment advances bear interest at the U.S. prime rate. The interest expense shown for each segment is net of interest earned on inter-segment advances.

(3) Represents property and equipment, net.

MAJOR CUSTOMERS

During the years ended September 30, 1999, 1998 and 1997 one customer (primarily included in U.S.-based operations) accounted for 25.8%, 27.5% and 22.1%, respectively, of the Company's net sales. One other customer and its affiliate (also primarily included in the U.S. segment) accounted for 14.5%, 5.3% and 4.7% of the Company's net sales during the years ended September 30, 1999, 1998 and 1997, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

15. EMPLOYMENT, CHANGE IN CONTROL, CONSULTING AND NON-COMPETE AGREEMENTS

The Company has employment agreements with three executive officers. The agreements expire on September 30, 2001. All such officers receive compensation with minimum annual cost of living increases of 5% and acceleration of payments due under the agreements should there be a change in control of the Company. The agreements provide for severance at the end of the present three year term ending September 30, 2001 in an amount equal to two times their base salary and benefits. Each officer is subject to a non-compete provision through September 30, 2001. Bonuses paid to the Company's C.E.O. and three Executive Vice Presidents pursuant to their employment agreements totaled $674,000 and $105,000 for fiscal 1999 and 1998, respectively. There was no bonus for fiscal 1997 due to a pretax loss.

Pursuant to a reorganization of the Company's executive management structure, an Executive Vice President left the Company in December 1999. The Company agreed to settle its contractual employment obligation to this executive for a payment of approximately $800,000. The executive will continue to provide consulting services under a three-year non-compete and consulting agreement for annual payments of $250,000 through December 2002.

Future commitments under employment, consulting and non-compete agreements at September 30, 1999, by fiscal year, excluding the possible effect of bonuses are as follows (in thousands):

                         2000                     $ 1,911
                         2001                       1,220
                         2002                       1,268
                         2003                          63
                                                  -------
                                                  $ 4,462
                                                  =======

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

16. CONTINGENCIES

LITIGATION

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February, 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.8 million. A provision of $4.2 million was recorded by the Company during the quarter ended March 31, 1997 and a $893,000 provision for post-judgment interest was recorded through March 31, 1999. On June 15, 1999 this case was settled and the Company agreed to pay Mr. Browder $1.5 million. This settlement resulted in the reversal in the Consolidated Statements of Operations for the year ended September 30, 1999 of $2.7 million previously accrued for damages and attorney fees and $893,000 in previously accrued post judgment interest.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

16. CONTINGENCIES (CONTINUED)

On December 17, 1996 White Consolidated Industries, Inc. ("White"), which has acquired certain limited trademark rights from Westinghouse Electric Corp. ("Westinghouse") to market certain household products under the White-Westinghouse trademark, notified the Company of a lawsuit against Westinghouse and the Company filed in the United States District Court, for the Northern District of Ohio. The lawsuit challenged the Company's right to use the Westinghouse trademarks on its lighting products and alleges trademark infringement. On December 24, 1996, Westinghouse and the Company served a Complaint and Motion for Preliminary Injunction against White, AB Electrolux, Steel City Vacuum Co., Inc., Salton/Maxim Housewares, Inc., Newtech Electronics Corp., and Windmere Durable Holdings, Inc. in the United States District Court, Eastern District of Pennsylvania, Case No. 96-2294 alleging that the defendants had violated Westinghouse's trademark rights, breached the Agreement between Westinghouse and White and sought an injunction to enjoin White against interference with their contractual arrangements. In October 1997, the cases were consolidated in the Pennsylvania case and on November 7, 1997 White filed a Counterclaim and Third Party Claims against Westinghouse, Catalina and Minami International Corporation alleging trademark infringement, trademark dilution, false designation of origin, false advertising and unfair competition and seeking injunctive relief and damages. Both the Company and Westinghouse vigorously disputed White's allegations. Pursuant to the License Agreement between Westinghouse and the Company, Westinghouse defended and indemnified the Company for all costs and expenses for claims, damages and losses, including the costs of litigation. The case was settled on June 30, 1999. Catalina made no payments as part of the settlement. All litigation against the Company was dismissed and Catalina's license with Westinghouse Electric Company, now CBS, remains in full force and effect.

During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and has been self-insuring up to a maximum of $10,000 for each incident occurring after January 1, 1999. Based upon its experience, the Company does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

YEAR 2000 (UNAUDITED)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has developed and is currently executing a plan to make its computer systems Year 2000 ready. The plan consists of five phases: (1) an inventory of all systems and applications, including non-information technology systems; (2) an assessment of the Year 2000 readiness of these existing systems and applications; (3) remediation of Year 2000 problems identified in the assessment phase; (4) testing of all systems to verify the success of the remediation phase and, if necessary (5) the implementation of contingency plans for all significant systems and applications.

Phase 1 to 4 of the Company's plan were completed as of July 1, 1999. The Company is presently engaged in the implementation of its contingency plans.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

16. CONTINGENCIES (CONTINUED)

The Company has determined that its non-information technology systems are not significantly affected by the Year 2000 Issue. With respect to information technology systems, the Company, during the normal course of upgrading its systems to address its business needs and add functionality and efficiency to its business processes, began implementation in 1997 of a new enterprise software to replace the business applications supporting sales, distribution, inventory management, finance and accounting for the Company's North American business. The implementation was completed in February 1999. The majority of the remainder of the Company's North American systems have been made Year 2000 ready through purchased upgrades of commercial third-party software packages. Go-Gro's systems and applications have been made Year 2000 ready through a combination of internal reprogramming /modifications and purchased upgrades of commercial third-party software packages.

The Company has inquired of its customers, suppliers and other companies important to its business to determine the extent of such parties' preparations to resolve their own Year 2000 issues.

The Company has utilized both internal and external resources to implement its Year 2000 plan. The total incremental cost to the Company for the Year 2000 project (excluding internal resources, the costs associated with the new enterprise system and scheduled hardware replacements which would have been incurred regardless of the Year 2000 Issue), all of which will be expensed as incurred, is approximately $150,000. As of September 30, 1999, $100,000 of these costs had been incurred. The Company is funding these costs with cash flows from operations. The costs of the Year 2000 project and the timetable in which the Company expects to finish its Year 2000 project are based on management's best estimates and are dependent on a number of factors, including the continued availability of personnel and external resources.

The Company has established contingency plans in the event the Company's systems and applications are not Year 2000 ready. The Company's new enterprise software has been represented as Year 2000 ready by its manufacturer. Contingency plans for the Company's systems and applications contemplate manual procedures, alternate backup systems and expanded use of external resources in remediation efforts.

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

OTHER

As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its consolidated effective income tax rate for 1999 and future years.

On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of September 30, 1999, the Company does not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of September 30, 1999 was $48.1 million. The Company believes it can meet the new listing rules and, as requested by the NYSE, has provided the NYSE with its plan to meet the new standard by February, 2001 and the Company's plan was accepted by the NYSE in October 1999. However, no assurances can be given that the objectives of the plan will be accomplished by February, 2001. If the Company is unable to achieve the plan's objectives, the Company's shares could be delisted from the NYSE, however the Company believes other trading venues are available for its stock.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

17. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS AND LETTERS OF CREDIT PAYABLE:

The carrying amount approximates fair value due to the short maturity of those instruments.

BONDS PAYABLE AND OTHER LONG-TERM DEBT:

The fair value of the Company's bonds payable and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.

Estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                           SEPTEMBER 30,
                                           -------------------------------------------
                                                   1999                   1998
                                           -------------------     -------------------
                                           CARRYING      FAIR      CARRYING     FAIR
                                            AMOUNT      VALUE       AMOUNT      VALUE
                                           -------     -------     -------     -------
Cash and cash equivalents                  $ 7,253     $ 7,253     $ 1,790     $ 1,790

Accounts receivable, net                   $20,150     $20,150     $18,395     $18,395

Restricted cash equivalents and
  short-term investments                   $ 1,721     $ 1,721     $ 1,807     $ 1,807

Accounts and letters of credit payable     $14,939     $14,939     $12,423     $12,423

Bonds payable                              $ 8,210     $ 8,160     $ 9,190     $ 9,142

Other long-term debt                       $ 2,011     $ 2,002     $ 2,394     $ 2,454


It is not practicable to estimate the fair value of the Company's $7.6 million in convertible subordinated notes.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

18. CONDENSED FINANCIAL INFORMATION

The Company's China and Canada subsidiaries have credit facilities which restrict the amount of assets that may be transferred by these subsidiaries to the parent or other Company subsidiaries. These restricted net assets totalled $20.7 million and $335,000 for the China and Canada subsidiaries, respectively, at September 30, 1999. The financial information for the Company has been adjusted in this footnote to report the China and Canada subsidiaries on the equity basis of accounting. No cash dividends were paid by the China or Canada subsidiaries during the three years ended September 30, 1999.


BALANCE SHEETS                                                                SEPTEMBER 30,
                                                                         ----------------------
                                    ASSETS                                 1999          1998
                                                                         --------      --------
Current assets                                                              (In thousands)
             Cash and cash equivalents                                   $     --      $    124
             Restricted cash and short-term investments                     1,721           377
             Accounts receivable, net of allowances
                 of $8,095,000 and $7,863,000, respectively                12,980        10,619
             Inventories                                                   18,690        20,318
             Income taxes receivable                                        1,805         1,148
             Deferred tax asset                                             2,204         3,661
             Other current assets                                           2,708         2,638
                                                                         --------      --------
                              Total current assets                         40,108        38,885

Property and equipment, net                                                12,658        14,475

Restricted cash equivalents and short-term investments                         --         1,430
Investment in and net advances to/from China and Canada subsidiaries       23,316        21,319
Goodwill, net                                                               4,839         5,000
Other assets                                                                1,723         2,544
                                                                         --------      --------
                                                                         $ 82,644      $ 83,653
                                                                         ========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Notes payable - credit lines                                $    401      $  1,900
             Current maturities of subordinated notes                       2,500            --
             Accounts  payable                                              1,219         2,005
             Current maturities of bonds payable-real estate related        2,210           975
             Current maturities of other long-term debt                       308           325
             Accrued litigation judgment under appeal                          --         4,909
             Other current liabilities                                      3,377         3,121
                                                                         --------      --------
                              Total current liabilities                    10,015        13,235

Notes payable - credit lines                                               12,150        10,500
Convertible subordinated notes                                              5,100         7,600
Bonds payable - real estate related                                         6,000         8,215
Other long-term debt                                                        1,209         1,414
Other liabilities                                                             113           365
                                                                         --------      --------
                              Total liabilities                            34,587        41,329
                                                                         --------      --------

Stockholders' equity
             Common Stock                                                      74            72
             Additional paid-in capital                                    26,927        26,475
             Retained earnings                                             22,266        15,777
             Treasury stock                                                (1,210)           --
                                                                         --------      --------
                              Total stockholders' equity                   48,057        42,324
                                                                         --------      --------
                                                                         $ 82,644      $ 83,653
                                                                         ========      ========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

18. CONDENSED FINANCIAL INFORMATION (CONTINUED)


STATEMENTS OF OPERATIONS
                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                              ---------------------------------------
                                                                                 1999          1998           1997
                                                                              ---------      ---------      ---------
                                                                                           (In thousands)
Net sales                                                                     $ 137,415      $ 124,054      $ 147,460
Cost of sales                                                                   116,553        106,524        130,597
                                                                              ---------      ---------      ---------
Gross profit                                                                     20,862         17,530         16,863

Selling, general and administrative expenses                                     18,949         16,877         17,309
Reversal of provision for litigation                                             (2,728)            --             --
Plant closing costs                                                                  --             --            930
Litigation charges and related professional fees                                     --            (95)         7,453
                                                                              ---------      ---------      ---------
Operating income (loss)                                                           4,641            748         (8,829)
                                                                              ---------      ---------      ---------
Other income (expenses)
      Interest expense                                                           (1,657)        (2,966)        (2,859)
      Reversal of post judgment interest related to litigation settlement           893             --             --
      Equity in income of China and Canada subsidiaries                           4,246          2,820          4,156
      Other income                                                                  302            323            118
                                                                              ---------      ---------      ---------
Total other income (expenses)                                                     3,784            177          1,415
                                                                              ---------      ---------      ---------
Income (loss) before income taxes                                                 8,425            925         (7,414)

Income tax (provision) benefit                                                   (1,936)           177          4,321
                                                                              ---------      ---------      ---------
Net income (loss)                                                             $   6,489      $   1,102      $  (3,093)
                                                                              =========      =========      =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

18. CONDENSED FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS
                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                              ----------------------------------
                                                                               1999          1998         1997
                                                                              -------      -------      --------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ 6,489      $ 1,102      $(3,093)
                                                                              -------      -------      -------
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Reversal  of provision for litigation                                  (2,728)          --           --
        Reversal of post judgment interest                                       (893)          --           --
        Provision for impairment of long-lived assets                              --           --          735
        Provision for litigation judgment under appeal                            212          423        4,487
        Equity in income of China and Canada subsidiaries                      (4,246)      (2,820)      (4,156)
        Depreciation and amortization                                           1,977        2,405        2,857
        Deferred income taxes                                                   1,953          794       (1,442)
        (Gain) loss on disposition of property and equipment                     (175)          (5)           1
        Change in assets and liabilities:
          Decrease (increase) in accounts receivable                           (2,361)       1,839        8,657
          Decrease (increase) in inventories                                    1,628        5,452        3,838
          Decrease (increase) in income taxes receivable                         (657)       2,224       (3,271)
          Decrease (increase) in other current assets                             342         (619)        (388)
          Decrease (increase) in other assets                                    (152)          20         (511)
          Increase (decrease) in accrued litigation judgment under appeal      (1,500)          --           --
          Increase (decrease) in accounts
            payable and other liabilities                                        (530)      (5,551)      (3,515)
                                                                              -------      -------      -------
        Total adjustments                                                      (7,130)       4,162        7,292
                                                                              -------      -------      -------
        Net cash provided by (used in) operating activities                      (641)       5,264        4,199
                                                                              -------      -------      -------
Cash flows from investing activities:
    Capital expenditures, net                                                    (604)        (831)      (1,425)
    Proceeds from sale of property                                                997           --           --
    Investment in and net advances to/from China and Canada subsidiaries        2,249        7,721       (1,679)
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                     986          954          878
                                                                              -------      -------      -------
       Net cash provided by (used in) investing activities                      3,628        7,844       (2,226)
                                                                              -------      -------      -------

(Continued on page 57)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

18. CONDENSED FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
                                                                        (In thousands)
Cash flows from financing activities:
      Proceeds from notes payable - credit lines               35,701        32,900        35,450
      Payments on notes payable - credit lines                (35,550)      (45,300)      (29,550)
      Sinking fund redemption payments on bonds                  (900)         (878)         (879)
      Payment into escrow on bonds                                 --            --        (1,504)
      Payments on other long-term debt                           (576)         (581)         (703)
      Payments on bonds payable - real estate related            (980)         (975)         (970)
      Payments to repurchase common stock                      (1,210)           --            --
      Proceeds from issuance of common stock and
        related income tax benefit                                404           223            80
                                                             --------      --------      --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (3,111)      (14,611)        1,924
                                                             --------      --------      --------
Net increase (decrease) in cash and cash equivalents             (124)       (1,503)        1,809
Cash and cash equivalents at beginning of year                    124         1,627          (182)
                                                             --------      --------      --------
Cash and cash equivalents at end of year                     $     --      $    124      $  1,627
                                                             ========      ========      ========

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                  YEARS ENDED SEPTEMBER 30,
                              --------------------------------
                                1999       1998          1997
                              -------     -------      -------
                                       (in thousands)
CASH PAID (REFUNDED) FOR:
  Interest                    $ 2,228     $ 3,251      $ 3,451
                              =======     =======      =======
  Income taxes                $   612     $(3,512)     $   636
                              =======     =======      =======

During the year ended September 30, 1999, the Company issued 1,778 common shares to each of its seven outside directors as compensation for their services. The aggregate market value of the stock issued was $50,000.

During the years ended September 30, 1999, 1998 and 1997 capital lease obligations aggregating approximately, $102,000, $314,000 and $111,000 respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

In 1997 the Company issued 5,000 common shares to an employee as salary pursuant to an employment agreement.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
        (IN THOUSANDS EXCEPT PER SHARE DATA)

                               1ST QUARTER     2ND QUARTER    3RD QUARTER*   4TH QUARTER
----------------------------------------------------------------------------------------
FISCAL 1999
----------------------------------------------------------------------------------------
Net Sales                       $  42,803        $ 42,128       $ 46,315       $ 45,315
----------------------------------------------------------------------------------------
Gross Profit                    $   8,129        $  9,181       $  9,616       $  8,729
----------------------------------------------------------------------------------------
Operating Income                $   1,318        $  2,092       $  4,879       $  1,540
----------------------------------------------------------------------------------------
Net Income                      $     503        $  1,159       $  3,873       $    954
----------------------------------------------------------------------------------------
Earnings Per Share:
----------------------------------------------------------------------------------------
   Basic                        $    0.07        $   0.16       $   0.56       $   0.14
----------------------------------------------------------------------------------------
   Diluted                      $    0.07        $   0.15       $   0.45       $   0.12
----------------------------------------------------------------------------------------

                               1ST QUARTER     2ND QUARTER    3RD QUARTER    4TH QUARTER
----------------------------------------------------------------------------------------
FISCAL 1998
----------------------------------------------------------------------------------------
Net Sales                        $ 36,983        $ 40,246       $ 45,037       $ 39,594
----------------------------------------------------------------------------------------
Gross Profit                     $  6,575        $  8,287       $  8,780       $  7,455
----------------------------------------------------------------------------------------
Operating Income (loss)          $    242        $  1,622       $  1,977       $    743
----------------------------------------------------------------------------------------
Net Income (loss)                $   (381)       $    536       $    833       $    114
----------------------------------------------------------------------------------------
Earnings (loss) Per Share:
----------------------------------------------------------------------------------------
   Basic                         $  (0.05)       $   0.08       $   0.12       $   0.02
----------------------------------------------------------------------------------------
   Diluted                       $  (0.05)       $   0.07       $   0.11       $   0.02
----------------------------------------------------------------------------------------

*Reflects the reversal of a $2.7 million provision related to litigation with a former officer of the Company and the reversal of an $893,000 provision for post judgment interest.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                                          -------------------------------
                                          BALANCE AT       CHARGED TO                                            BALANCE
                                         BEGINNING OF       COSTS AND                                           AT END OF
            DESCRIPTION                      YEAR           EXPENSES            OTHER           DEDUCTIONS         YEAR
-------------------------------------    -----------     --------------     -------------     --------------      ------
Accounts receivable allowances -
deducted from accounts
receivable in the balance sheet:

   Year ended September 30, 1999         $     8,408     $       11,575     $          --     $      (11,392)     $8,591
                                         ===========     ==============     =============     ==============      ======
   Year ended September 30, 1998         $     8,314     $       10,327     $          --     $      (10,233)     $8,408
                                         ===========     ==============     =============     ==============      ======
   Year ended September 30, 1997         $     7,313     $       17,357     $          --     $      (16,356)     $8,314
                                         ===========     ==============     =============     ==============      ======
Inventory allowances - deducted from
inventory in the balance sheet:

   Year ended September 30, 1999         $     1,656     $          971     $          --     $         (309)     $2,318
                                         ===========     ==============     =============     ==============      ======
   Year ended September 30, 1998         $     2,390     $          193     $          --     $         (927)     $1,656
                                         ===========     ==============     =============     ==============      ======
   Year ended September 30, 1997         $     1,533     $        2,032     $          --     $       (1,175)     $2,390
                                         ===========     ==============     =============     ==============      ======
Allowance for impairment of
long-lived assets - deducted
from property and equipment
in the balance sheet:

   Year ended September 30, 1999         $       519     $           --     $          --     $         (519)     $   --
                                         ===========     ==============     =============     ==============      ======
   Year ended September 30, 1998         $       519     $           --     $          --     $           --      $  519
                                         ===========     ==============     =============     ==============      ======
   Year ended September 30, 1997         $        --     $          735     $          --     $         (216)     $  519
                                         ===========     ==============     =============     ==============      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 1999 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       DOCUMENTS FILED AS PART OF THIS REPORT. The following
                           consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of
                              September 30, 1999 and 1998

                           Consolidated Statements of Operations
                              for the years ended September 30, 1999, 1998 and 1997

                           Consolidated Statements of Stockholders' Equity
                              for the years ended September 30, 1999, 1998 and 1997

                           Consolidated Statements of Cash Flows
                              for the years ended September 30, 1999, 1998 and 1997

                           Notes to Consolidated Financial Statements

                  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is included in this
                           Report:

                           Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1999, 1998 and 1997

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

  10.132     -   Third  Amendment to Letter of Credit  Agreement dated March    Form 10-Q for the Quarter ended March 31, 1996
                 27,  1996  between  Catalina  Industries,  Inc.  d/b/a Dana
                 Lighting  and  SunTrust  Bank,  Central  Florida,  National
                 Association f/k/a SunTrust, National Association

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

  10.164     -   Fourteenth  Amendment to Third Amended and Restated Credit     Filed herewith
                 Agreement  between  Catalina  Lighting,  Inc. and SunTrust
                 Bank, Central Florida, N.A. dated September 30, 1998.

  10.165         Renewal Mortgage Note between Catalina Lighting,  Inc., and    Form 10-Q for the  Quarter  ended  December  31,
                 SunTrust Bank, Central Florida, N.A. dated October 5, 1998.    1998

  10.166         Amended and Restated By-Laws of Catalina Lighting, Inc.        Form 10-Q for the Quarter ended March 31, 1999

  10.167         Agreement,  dated  as of April  30,  1999,  among  Catalina    Form 10-Q for the Quarter ended March 31, 1999
                 Lighting, Inc., David M. Moss and DMM Investments Ltd.

  10.168         Fifteenth  Amendment to Third  Amended and Restated  Credit    Form 10-Q for the Quarter ended June 30, 1999
                 Agreement  between  Catalina  Lighting,  Inc.  and SunTrust
                 Bank, Central Florida, N.A. dated March 31, 1999.

  10.169         Tenth  Amendment  to  Letter of  Credit  Agreement  between    Form 10-Q for the Quarter ended June 30, 1999
                 Catalina  Industries,   Inc.  and  SunTrust  Bank,  Central
                 Florida, N.A. dated March 31, 1999.

  10.170         Amendment  No. 1 to Change  in  Control  Agreement  between    Form 10-Q for the Quarter ended June 30, 1999
                 Thomas M. Bluth and Catalina  Lighting,  Inc.,  dated March
                 3, 1999.

  10.171         Amendment  No. 1 to Change  in  Control  Agreement  between    Form 10-Q for the Quarter ended June 30, 1999
                 David W. Sasnett and Catalina  Lighting,  Inc., dated March
                 3, 1999.

  10.172         First   Amendment   to  License   Agreement   between   CBS    Form 10-Q for the Quarter ended June 30, 1999
                 Corporation  (formerly  Westinghouse  Electric Corporation)
                 and Catalina Lighting, Inc., dated March 1, 1999.

  10.173         Lease  Agreement  dated  April 30,  1999  between  Catalina    Form 10-Q for the Quarter ended June 30, 1999
                 Industries, Inc. and Dana Realty Trust.

  10.174         Purchase  and Sale  Contract  dated  May 6,  1999,  between    Form 10-Q for the Quarter ended June 30, 1999
                 Meridian Lamps, Inc., and Saunders of Meridian, LLC.

  10.175         Form of Amendment to  Employment  Agreement,  dated June 4,    Form 10-Q for the Quarter ended June 30, 1999
                 1999 with Executive  officers  Hersh,  Katz,  Rappaport and
                 Stewart.

  10.176         Sixteenth  Amendment to third  Amended and Restated  Credit    Filed herewith
                 Agreement  between  Catalina  Lighting,  Inc.  and SunTrust
                 Bank, Central Florida, N.A. dated September 30, 1999.

  10.177         Eleventh  Amendment to Letter of Credit  Agreement  between    Filed herewith
                 Catalina  Industries,   Inc.  and  SunTrust  Bank,  Central
                 Florida, N.A. dated September 30, 1999.

  10.178         Consulting   and   Non-competition    Agreement   effective    Filed herewith
                 December  24, 1999  between  Catalina  Lighting,  Inc.  and
                 William D. Stewart.

  10.179         General Release and Severance  Agreement effective December    Filed herewith
                 23, 1999  between  Catalina  Lighting,  Inc. and William D.
                 Stewart.

  10.180     -   Third  Amendment to Employment  Agreement  dated  September    Filed herewith
                 30, 1999 between Catalina Lighting, Inc. and Nathan Katz

  10.181     -   Consulting and  Non-competition  Agreement  dated September    Filed herewith
                 30, 1999 between Catalina Lighting, Inc. and Nathan Katz

  10.182     -   Amended  and  Restated   Change-in-Control   and  Severance    Filed herewith
                 Agreement  dated July 26, 1999 between  Catalina  Lighting,
                 Inc. and Thomas M. Bluth

  10.183         First  Amendment to Amended and Restated  Change-in-Control    Filed herewith
                 and Severance  Agreement  dated  September 30, 1999 between
                 Catalina Lighting, Inc. and Thomas M. Bluth

  10.184         Amended  and  Restated   Change-in-Control   and  Severance    Filed herewith
                 Agreement  dated June 4, 1999  between  Catalina  Lighting,
                 Inc. and David W. Sasnett

  10.185         First  Amendment to Amended and Restated  Change-in-Control    Filed herewith
                 and  Severance   Agreement  dated  July  26,  1999  between
                 Catalina Lighting, Inc. and David W. Sasnett

  10.186         Second Amendment to Amended and Restated  Change-in-Control    Filed herewith
                 Agreement  dated   September  30,  1999  between   Catalina
                 Lighting, Inc. and David W. Sasnett

  10.187         Consulting  Agreement  dated  September  30,  1999  between    Filed herewith
                 Catalina Lighting, Inc. and David W. Sasnett

  10.188         Form of Seventh  Amendment  to  Employment  Agreement  with    Filed herewith
                 Executive officers Hersh, Rappaport and Stewart

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

                                           CATALINA LIGHTING, INC.

                                           By: /s/ ROBERT HERSH
                                           ------------------------------------
                                           Robert Hersh, Chairman, President,
                                           Chief Executive Officer and Director

                                           December 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.

By:/s/ DAVID W. SASNETT                    December 29, 1999
   ----------------------------
   David W. Sasnett,
   Chief Financial Officer,
   Senior Vice President,
   Chief Accounting Officer

By:/s/ RYAN BURROW                         December 29, 1999
   ----------------------------
   Ryan Burrow, Director

By:/s/ HENRY LATIMER                       December 29, 1999
   ----------------------------
   Henry Latimer, Director

By:/s/ JESSE LUXTON                        December 29, 1999
   ----------------------------
   Jesse Luxton, Director

By:/s/ ROY OPPENHEIM                       December 29, 1999
  -----------------------------
   Roy Oppenheim, Director

By:/s/ LEONARD SOKOLOW                     December 29, 1999
   ----------------------------
   Leonard Sokolow, Director

By:/s/ HOWARD STEINBERG                    December 29, 1999
   ----------------------------
   Howard Steinberg, Director

By:/s/ BRION WISE                          December 29, 1999
   ----------------------------
   Brion Wise, Director

                                 EXHIBIT INDEX

EXHIBIT NUMBER                            DESCRIPTION
--------------                            -----------
    10.176         Sixteenth  Amendment to third  Amended and Restated  Credit    Filed herewith
                   Agreement  between  Catalina  Lighting,  Inc.  and SunTrust
                   Bank, Central Florida, N.A. dated September 30, 1999.

    10.177         Eleventh  Amendment to Letter of Credit  Agreement  between    Filed herewith
                   Catalina  Industries,   Inc.  and  SunTrust  Bank,  Central
                   Florida, N.A. dated September 30, 1999.

    10.178         Consulting   and   Non-competition    Agreement   effective    Filed herewith
                   December  24, 1999  between  Catalina  Lighting,  Inc.  and
                   William D. Stewart.

    10.179         General Release and Severance  Agreement effective December    Filed herewith
                   23, 1999  between  Catalina  Lighting,  Inc. and William D.
                   Stewart.

    10.180     -   Third  Amendment to Employment  Agreement  dated  September    Filed herewith
                   30, 1999 between Catalina Lighting, Inc. and Nathan Katz

    10.181     -   Consulting and  Non-competition  Agreement  dated September    Filed herewith
                   30, 1999 between Catalina Lighting, Inc. and Nathan Katz

    10.182     -   Amended  and  Restated   Change-in-Control   and  Severance    Filed herewith
                   Agreement  dated July 26, 1999 between  Catalina  Lighting,
                   Inc. and Thomas M. Bluth

    10.183         First  Amendment to Amended and Restated  Change-in-Control    Filed herewith
                   and Severance  Agreement  dated  September 30, 1999 between
                   Catalina Lighting, Inc. and Thomas M. Bluth

    10.184         Amended  and  Restated   Change-in-Control   and  Severance    Filed herewith
                   Agreement  dated June 4, 1999  between  Catalina  Lighting,
                   Inc. and David W. Sasnett

    10.185         First  Amendment to Amended and Restated  Change-in-Control    Filed herewith
                   and  Severance   Agreement  dated  July  26,  1999  between
                   Catalina Lighting, Inc. and David W. Sasnett

    10.186         Second Amendment to Amended and Restated  Change-in-Control    Filed herewith
                   Agreement  dated   September  30,  1999  between   Catalina
                   Lighting, Inc. and David W. Sasnett

    10.187         Consulting  Agreement  dated  September  30,  1999  between    Filed herewith
                   Catalina Lighting, Inc. and David W. Sasnett

    10.188         Form of Seventh  Amendment  to  Employment  Agreement  with    Filed herewith
                   Executive officers Hersh, Rappaport and Stewart

      11       -   Computation of Diluted Earnings (Loss) Per Share               Filed herewith

      21       -   Subsidiaries of the Registrant                                 Filed herewith

      23       -   Consent of Deloitte & Touche LLP                               Filed herewith

      27       -   Financial Data Schedule                                        Filed herewith
