Form 10-K/A
period 1999-09-30
CATALINA LIGHTING INC
filed 2000-01-28
CIK 822665

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                  For the fiscal year ended September 30, 1999

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

                        DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to the Directors and Executive Officers of the Company as of January 4, 2000:

              NAME                           AGE                             POSITION WITH THE COMPANY
------------------------------------    ---------------     --------------------------------------------------------------
Robert Hersh                                  53            Chairman, Chief Executive Officer, President, Director

Ryan Burrow                                   39            Director

Henry Latimer                                 62            Director

Jesse Luxton                                  57            Director

Roy Oppenheim                                 39            Director

Leonard Sokolow                               43            Director

Howard Steinberg                              69            Director

Brion Wise                                    54            Director

Dean Rappaport                                48            Executive Vice President, Chief Operating Officer

Nathan Katz                                   44            Executive Vice President

David W. Sasnett                              43            Senior Vice President, Chief Financial Officer

Thomas M. Bluth                               42            Senior Vice President, Secretary, Treasurer

         None of the Company's officers has any family relationship with any director or other officer. Family relationship for this purpose means any relationship by blood, marriage, or adoption, not more remote than first cousin.

         ROBERT HERSH is a co-founder of the Company, has been the President and Chief Executive Officer of the Company since April 1991, Chairman of the Board since June 1991 and a Director of the Company since April 1988. Mr. Hersh served as the Executive Vice President of the Company from 1985 to April 1991 and as Secretary from June 1989 until June 1991.

         RYAN BURROW has been a Director of the Company since April 1994. Since March 1997, Mr. Burrow has been the President of BPI Global Asset Management LLP, an investment management company managing over $3.4 billion in assets. Mr. Burrow was Managing Director for STI Capital Management, a wholly owned investment management subsidiary of SunTrust Banks, Inc., from August 1993 to March 1997. Mr. Burrow served as a Senior Vice President of Sun Bank, N.A. from February 1990 to August 1993 and from September 1987 to February 1990 was a Senior Vice President for the Bank of New York/Irving Trust Company.

         HENRY LATIMER has been a Director of the Company since February 1996. Mr. Latimer has since 1994 been a partner with the law firm of Eckert, Seamans, Cherin & Mellott, a national law firm employing over 200 attorneys in nine cities. He is the Managing Partner of the Fort Lauderdale office and serves on the National Executive Committee and Compensation Committee of Eckert, Seamans, Cherin & Mellott. Mr. Latimer was formerly a partner with the law firm of Fine, Jacobson, Schwartz, Nash & Block from 1983 to 1994, served as a Circuit Court Judge in and for the Seventeenth Circuit, Broward County, Florida, from 1979 to 1983 and each year, was voted the most qualified Judge in that circuit by lawyers in that circuit. Mr. Latimer presently serves as a director of Boca Resorts, Inc., formerly Florida Panthers Holding, Inc., a company which owns luxury resort hotels with shares traded on the New York Stock Exchange under the symbol "RST". Mr. Latimer also serves on the Orange Bowl Committee, the Board of Trustees of the University of Miami, the Broward Workshop and the Broward Partnership for the Homeless.

         JESSE LUXTON has been a Director of the Company since May 1999. He has since 1997 served as a consultant to manufacturers and distributors of houseware consumer products on issues raised in exporting from Asia and importing and selling products in the U.S. From 1987 to 1997, Mr. Luxton served as a Director, the President and Chief Executive Officer of National Picture and Frame Company, a manufacturer of picture frames with annual sales of $73 million in 1997, whose shares were traded on the NASDAQ from 1993 until 1997 under the symbol "NPAF". Mr. Luxton serves on the Board of Directors of Glass Master Group, LLC, a company involved in automotive and commercial replacement glass, is a facilitator for the National Housewares Manufacturing Association and has extensive experience in sales to retailers such as mass merchants, home centers, hardware and specialty and warehouse clubs. Mr. Luxton serves on the marketing advisory board of International Resources, Inc., a company that designs, sources and markets Christmas collectibles to department and gift retailers and has served on the Board of the National Housewares Manufacturing Association and Southwest Texas State University Development Foundation. Mr. Luxton was also honored as a Distinguished Alumnus in 1998 from Southwest Texas State University.

         ROY OPPENHEIM has been a Director of the Company since May 1999. He is the co-founder of Oppenheim & Pilelsky, P.A., a South Florida law firm. Mr. Oppenheim is also President and founder of Weston Title & Escrow, Inc., a title company serving South Florida. Previously, Mr. Oppenheim was an associate with the Wall Street firms of White & Case and Milbank Tweed Hadley & McCloy. Mr. Oppenheim attended Princeton University graduating CUM LAUDE and Northwestern University School of Law where he was a member of the Editorial Board of the Law Review. In 1999 Mr. Oppenheim was appointed as Vice Chairman of the City of Weston's Charter Review Commission. He serves as a co-founder and member of the Board of Directors of the Weston Foundation where he serves as Chairman on the Allocation Committee. Mr. Oppenheim is also a member of the Princeton University School's Committee where he interviews candidates for admission.

         LEONARD SOKOLOW has been a Director of the Company since March 1990. In November 1999, Mr. Sokolow became Chief Executive Officer and Vice Chairman of Peachtree Fiber Optics, Inc. d/b/a vFinance.com. Since September 1996, Mr. Sokolow has been the President of Union Atlantic LLC, a private merchant banking and strategic consulting firm specializing domestically and internationally in technology industries, which merged into vFinance.com in November 1999. Since August 1993 Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. Mr. Sokolow was Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end management investment company, from August 1994 to December 1998. Mr. Sokolow was Executive Vice President - Operations, Administration and Finance of Windmere Corporation, a manufacturer and distributor of branded and private label small household appliances and personal care products, from March 1990 to July 1993. Mr. Sokolow was Senior Vice President of Windmere from February 1989 to March 1990 and General Counsel of Windmere from December 1988 to July 1993. Prior to joining Windmere, Mr. Sokolow was a partner with the law firm of Hornsby and Whisenand, P.A., practicing in the area of international and domestic corporate, securities and tax law. Mr. Sokolow is also a Certified Public Accountant. Mr. Sokolow presently serves as a director of Advanced Electronics Support Products, Inc., Peachtree Fiber Optics, Inc. and Ezcony Interamerica, Inc., a distributor of major brand name consumer electronics to Latin America. The shares of Advanced Electronics Support Products are traded on NASDAQ small cap and the shares of Peachtree Fiber Optics and Ezcony Interamerica are traded over the counter.

         HOWARD STEINBERG has been a Director of the Company since May 1999. He has since August 1997 served as Chief Executive Officer and Director of PGM Products, LLC, a supplier of wood products and ceramic tile to the country's major home centers. PGM Products is the successor to Ply*Gem Manufacturing, a division of PlyGem Industries, Inc., which was acquired by Nortek Industries in August 1997. From 1975 until 1997, Mr. Steinberg served as Chief Executive Officer of the Ply*Gem Manufacturing division of PlyGem Industries, Inc. From 1964 until 1975, he served as President and Chief Operating Officer of Ply*Gem Paneling Centers, a paneling retail division of Ply*Gem Industries, Inc. Mr. Steinberg is also the President and a Director of Acorn USA Holding LLC, a holding company owning a majority interest in PGM Products, and is also a member of the Board of Directors of the International Wood Products Association, which represents the wood industry on legislative and regulatory matters affecting imported wood products.

         BRION WISE has been a Director of the Company since May 1999. He is a founder and since 1967 has served as Chief Executive Officer and Chairman of the Board of Western Gas Resources ("WGR"). WGR is an independent gas gathering, processor, energy marketer, and oil and gas producer. Its shares are traded on the New York Stock Exchange under the symbol "WGR". Mr. Wise is also a Chemical Engineer. Prior to founding WGR, Mr. Wise worked as a gas processing engineer for Shell Oil Company.

         DEAN RAPPAPORT became an Executive Vice President of the Company in January 1988 and was a Director of the Company from April 1988 until May 1999. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport was promoted to Chief Operating Officer of the Company in November 1996.

         NATHAN KATZ has been an Executive Vice President of the Company since October 1, 1993 and Chief Executive Officer of Catalina Industries (formerly known as Dana Lighting), a wholly-owned subsidiary of the Company, since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         DAVID W. SASNETT became a Vice President of the Company in November 1994. In November 1997, Mr. Sasnett became a Senior Vice President of the Company. In November 1996, Mr. Sasnett became the Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and from 1980 to 1993 was employed by the international accounting firm of Deloitte & Touche.

         THOMAS M. BLUTH became a Vice President of the Company in August 1994 and Secretary of the Company in November 1994. In January 2000, Mr. Bluth became a Senior Vice President of the Company. Mr. Bluth became Treasurer of the Company in November 1996. From 1989 until he joined the Company, Mr. Bluth was Vice President and General Counsel for Ellis Diversified, Inc. From 1987 to 1989, Mr. Bluth was the Assistant Tax Director for Southwestern Bell Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information about the compensation of the Company's CEO and each of the other four most highly compensated Executive Officers of the Company during the fiscal years ended September 30, 1999, 1998 and 1997 for services in all capacities.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION(1)           LONG TERM COMPENSATION AWARDS
    NAME AND PRINCIPAL        FISCAL      ---------------------------        -----------------------------           ALL OTHER
         POSITION              YEAR       SALARY ($)     BONUS ($)(2)       SECURITIES UNDERLYING OPTIONS(3)    COMPENSATION ($)(4)
    ------------------        ------      ----------     ------------       --------------------------------    -------------------
   Robert Hersh                1999          314,109          168,500                     -                             2,480
      Chairman, CEO            1998          299,151           26,190                     -                             1,600
      and President            1997          284,905             -                        -                             1,500

   Dean Rappaport              1999          282,697          168,500                 212,500(6)                        2,480
      Executive Vice           1998          269,235           26,190                     -                             1,600
      President, Chief         1997          256,414             -                        -                             1,500
     Operating Officer

   William D.Stewart(5)        1999          282,697          168,500                 212,500(6)                        2,480
      Executive Vice           1998          269,235           26,190                     -                             1,600
      President                1997          256,414             -                        -                             1,500

   Nathan Katz                 1999          282,697          168,500                 162,500(6)                        2,480
      Executive Vice           1998          269,235           26,190                     -                             1,600
      President                1997          256,414             -                        -                             1,500

   David W. Sasnett            1999          169,100           20,000                  42,000(7)                        2,480
      Senior Vice              1998          151,068           15,000                     -                             1,549
      President, Chief         1997          136,603           15,000                     -                             1,216
      Financial Officer

------------
(1) Perquisites and personal benefits furnished to the named Executive Officers do not meet the disclosure thresholds established under SEC regulations.

(2) In accordance with their employment agreements, amounts for each of Messrs. Hersh, Rappaport, Stewart and Katz are equal to 1.67% of consolidated pre-tax income for the respective fiscal years ended September 30.

(3) Stock options vest annually in increments of one-third of the options granted.

(4) The amounts disclosed in this column represent the Company's matching contributions to the Company's 401(k) plan.

(5) Pursuant to a reorganization of the Company's executive management structure, Mr. Stewart left the employ of the Company in December 1999.

(6) Represents options granted in prior years which were repriced on December 11, 1998 - see separate section "Repricing of Stock Options."

(7) Includes 20,000 options granted in prior years which were repriced on December 11, 1998 - see separate section "Repricing of Stock Options."

OPTIONS GRANTED

         The following table shows all grants of options to the named Executive Officers of the Company during the fiscal year ended September 30, 1999. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (ten years) or the remaining option terms for options repriced if the price of the Company's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted.

                        OPTION GRANTS IN FISCAL YEAR 1999

                                                    INDIVIDUAL GRANTS
                          -----------------------------------------------------------------------
                                            % TOTAL                                                  POTENTIAL REALIZABLE VALUE
                                            OPTIONS                                                  AT ASSUMED ANNUAL RATES OF
                           NUMBER OF       GRANTED TO                                                  STOCK APPRECIATION FOR
                          UNDERLYING       EMPLOYEES                                                      OPTION TERM ($)(3)
                            OPTIONS        IN FISCAL         EXERCISE PRICE                          --------------------------
  NAME                     GRANTED(1)      YEAR 1999         PER SHARE ($)(2)   EXPIRATION DATE          5%               10%
  ----                    -----------      ----------        ----------------   ---------------      --------           -------
  Robert Hersh                 -               -                  -                    -                  -                -

  Dean Rappaport            50,000            4.2%              2.4375             10/01/01            17,867            37,391
                            50,000            4.2%              2.4375             01/03/02            19,916            41,963
                            50,000            4.2%              2.4375             10/07/02            24,854            53,318
                            62,500            5.3%              2.4375             12/01/04            51,811           117,542

  William D. Stewart        30,000            2.5%              2.4375             09/24/01            10,720            22,435
                            20,000            1.7%              2.4375             10/01/01             7,147            14,957
                            50,000            4.2%              2.4375             01/03/02            19,916            41,963
                            50,000            4.2%              2.4375             10/07/02            24,854            53,318
                            62,500            5.3%              2.4375             12/01/04            51,811           117,542

  Nathan Katz               50,000            4.2%              2.4375             01/03/02            19,916            41,963
                            50,000            4.2%              2.4375             01/15/03            27,006            58,347
                            62,500            5.3%              2.4375             12/01/04            51,811           117,542

  David W. Sasnett          12,500            1.1%              2.4375             12/01/04            10,362            23,508
                             7,500            0.6%              2.4375             10/27/05             7,320            17,020
                            15,000            1.3%              2.1250             01/12/09            20,081            50,681
                             7,000            0.6%              4.0000             06/07/09            17,640            44,520

------------
(1) All options granted (excluding the 22,000 options granted to Mr. Sasnett at $2.125 and $4.00) represent options granted in prior years which were repriced on December 11, 1998 - see separate section "Repricing of Stock Options." The 22,000 options granted to Mr. Sasnett vest annually in increments of one-third of the amount of the grant.

(2) Represents the fair market value of the common stock on the date of grant or repricing. For purposes of the option plan, fair market value is the closing market price of the common stock as reported on the New York Stock Exchange.

(3) The amounts disclosed in these columns, which reflect appreciation of the Company's common stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company's common stock price and are not necessarily indicative of the actual values which may be realized by the named Executive Officers or the shareholders.

OPTION EXERCISES AND HOLDINGS

         The following table provides information as to options exercised by each of the named Executive Officers of the Company during the fiscal year ended September 30, 1999 and the value of options held by such officers at September 30, 1999 in terms of the closing price of the Company's stock on September 30, 1999.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                     AND FISCAL YEAR END 1999 OPTION VALUES

                         SHARES                           NUMBER OF SECURITIES                       VALUE OF
                       ACQUIRED ON      VALUE             UNDERLYING OPTIONS AT              IN-THE-MONEY OPTIONS AT
NAME                    EXERCISE     REALIZED(1)           SEPTEMBER 30, 1999                  SEPTEMBER 30, 1999(2)
----                   -----------   -----------     -------------------------------      -------------------------------
                                                     EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
                                                     -----------       -------------      -----------       -------------
Robert Hersh             59,600          $72,375       257,500                     0         $144,125                 0


Dean Rappaport           54,600         $173,313       262,500                     0         $477,344                 0


William D. Stewart       20,000          $67,500       212,500                     0         $358,594                 0

Nathan Katz                   0                0       217,500                     0         $404,844                 0


David W. Sasnett              0                0        20,000                22,000          $33,750           $30,875

------------
(1) The value realized is computed by multiplying the difference between the exercise price of the stock option and the market price of the Common Stock on the date of exercise by the number of shares of Common Stock with respect to which the option was exercised.

(2) Based on the closing price of the Company's stock on September 30, 1999 of $4.125.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has entered into employment agreements with Robert Hersh, Dean Rappaport, William D. Stewart and Nathan Katz, which expire on September 30, 2001. Commencing October 1, 1993, Messrs. Hersh, Rappaport, Stewart and Katz's base annual salaries were $246,112, $221,500, $221,500, and $221,500, respectively, with annual increases of the greater of 5% or the percentage increases in the consumer price index published by the U.S. Department of Labor ("U.S. Consumer Price Index"). Messrs. Hersh, Rappaport and Stewart each received options to purchase 50,000 shares of Common Stock during each of the fiscal years 1990 through 1993 under the terms of their respective contracts. Mr. Katz received options to purchase 50,000 shares of common stock in both 1992 and 1993. Messrs. Hersh, Rappaport, Stewart and Katz each received options to purchase 62,500 shares of Common Stock during fiscal year 1995. No options were given during fiscal years 1994, 1996, 1997, 1998 and 1999. The aforementioned were issued under the Company's 1987 Stock Option and Stock Appreciation Rights Plan.

         In connection with the employment agreements of Messrs. Hersh, Rappaport, Stewart and Katz, the Company agreed to fund a management bonus pool (the "Pool") with 6.67 % of the Company's consolidated pre-tax profits, at the end of each of the Company's fiscal years beginning with the year ending September 30, 1990 (Mr. Katz was entitled to participate in the bonus pool beginning October 1, 1993). Under the employment agreements described above, Messrs. Hersh, Rappaport, Stewart and Katz were each entitled to one-fourth of the Pool. Bonuses were waived in 1990, no amounts were distributed in 1991 and 1997 due to pre-tax losses and amounts earned under the Pool in fiscal 1993, 1994, 1995, 1996, 1998, and 1999 totaled approximately $356,000, $614,000, $60,000,
$175,000, $105,000 and $674,000, respectively. In October 1999, the Company amended their employment agreements to eliminate the pool. The Company anticipates establishing a new bonus arrangement with these individuals for fiscal years 2000 and 2001.

         Pursuant to a reorganization of the Company's executive management structure, Mr. Stewart left the Company in December 1999. The Company agreed to settle its contractual employment obligation to Mr. Stewart for a payment of approximately $800,000. Mr. Stewart will continue to provide consulting services under a three-year non-compete and consulting agreement for annual payments of $250,000 through December 2002.

         The employment agreements with Messrs. Hersh, Rappaport and Katz each provide that, if the employee terminates his employment without good reason or is terminated for cause, such employee is subject to a non-competition provision for a three-year period. In the event of a change of control of the Company preceded, accompanied or followed (within specified time limits) by a reduction of the employee's compensation or a diminution of his status or responsibilities, the employee is entitled to terminate his employment and receive a lump sum distribution of compensation in an amount equal to three times his then current effective yearly compensation, including, but not limited to, salary and bonuses. If the employee elects to so terminate, he will have the right to sell any shares of the Company's capital stock then owned to the Company at their fair market value and the non-competitive provisions contained in the employment agreements shall terminate. Payments under the agreements by the Company after a change of control are; however, limited to the amount which would be deductible by the Company under the Internal Revenue Code of 1986, as amended. A "change of control" is deemed to occur upon (i) the acquisition of 21% of the Company's voting power, (ii) the election of three or more directors without approval of the incumbent directors, as defined, within a twelve-month period, or (iii) the incumbent directors becoming less than a majority of the Board of Directors of the Company or its successor. The agreements also provide for payments of three times annual compensation if the employment is terminated without cause by the Company or for good reason by the employee.

         The Company has entered into Change in Control agreements with David W. Sasnett and Thomas M. Bluth. The agreements expire in September 2001. Such agreements provide that, in the event of a change in control of the Company, if the Company terminates the employment of either individual within certain time periods or the Company fails to negotiate an acceptable employment agreement with the individual, the Company shall pay the individual two times his annual base salary. In addition, the agreement provides that in the event Mr. Sasnett or Mr. Bluth is terminated "without cause" where there has been no change in control, he is entitled to a severance payment equal to his annual base salary.

         The Company pays its proportional share of a reverse split-dollar life insurance policy for Mr. Rappaport and Mr. Katz. In the event of the death of Mr. Rappaport or Mr. Katz during the term of their employment agreements, the Company would receive $1,000,000.

COMPENSATION OF DIRECTORS

         Salaried employees of the Company do not receive any additional compensation for serving as a Director or Committee member. Non-employee Directors receive an annual retainer of $14,000 payable $7,000 in cash and in the number of shares equal to $7,000 calculated on the basis of the fair market value of the common stock on the date of the Annual Meeting. The stock is restricted and vests after one year or on a pro rata basis if the Director ceases to serve on the Board during the year. Directors also receive $1,000 per Board meeting and Committee meeting attended. Messrs. Burrow, Luxton, Steinberg and Wise are reimbursed for their travel expenses to Board and Committee meetings.

NONQUALIFIED STOCK OPTIONS

         The Company from time to time issues non-qualified stock options to purchase shares of Common Stock to its officers. All such options are issued pursuant to individual stock option agreements and bear an exercise price equal to or in excess of the market value of the Common Stock on the date of grant. The period during which such options may be exercised varies, depending on the optionee and the circumstances under which the options have been granted. The exercise price of such options may be paid in cash or, under certain circumstances, by delivery of shares of Common Stock or by a combination of the foregoing. No non-qualified stock options were granted to directors or named executive officers during fiscal 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Stock Option Committee is composed of Messrs. Burrow, Latimer and Sokolow. Mr. Latimer is a partner in the law firm of Eckert, Seamans, Cherin & Mellott. During the fiscal year ended September 30, 1999, the Company paid a total of approximately $8,500 in legal fees to Eckert, Seamans, Cherin & Mellott.

REPRICING OF STOCK OPTIONS

         The following table sets forth information about the repricing of stock options held by the Company's CEO and each of the other most highly compensated Executive Officers of the Company during the last ten fiscal years ended September 30, 1999. Mr. Hersh, Chairman, Chief Executive Officer and President, declined to have his options repriced on December 11, 1998.

                           TEN YEAR OPTION REPRICINGS

                                          NUMBER OF
                                          SECURITIES       MARKET  PRICE
                                          UNDERLYING        OF STOCK AT        EXERCISE                   LENGTH OF ORIGINAL OPTION
                                         OPTIONS/SARS         TIME OF      PRICE AT TIME      NEW         TERM REMAINING AT DATE OF
                          DATE OF        REPRICED OR       REPRICING OR     OF REPRICING    EXERCISE      REPRICING OR AMENDMENT
NAME                     REPRICING         AMENDED           AMENDMENT      OR AMENDMENT      PRICE               (YEARS)
------------------------------------------------------------------------------------------------------------------------------------
Dean Rappaport            12/11/98          50,000            $2.4375          $3.375        $2.4375                2.8
   Executive Vice         12/11/98          50,000            $2.4375          $4.875        $2.4375                3.1
   President, Chief       12/11/98          50,000            $2.4375          $4.125        $2.4375                3.8
   Operating Officer      12/11/98          62,500            $2.4375          $6.750        $2.4375                6.0

William D.Stewart         12/11/98          30,000            $2.4375          $2.500        $2.4375                2.8
   Executive Vice         12/11/98          20,000            $2.4375          $3.375        $2.4375                2.8
   President              12/11/98          50,000            $2.4375          $4.875        $2.4375                3.1
                          12/11/98          50,000            $2.4375          $4.125        $2.4375                3.8
                          12/11/98          62,500            $2.4375          $6.750        $2.4375                6.0

Nathan Katz               12/11/98          50,000            $2.4375          $4.875        $2.4375                3.1
   Executive Vice         12/11/98          50,000            $2.4375          $5.250        $2.4375                4.1
   President              12/11/98          62,500            $2.4375          $6.750        $2.4375                6.0

David W. Sasnett          12/11/98          12,500            $2.4375          $4.125        $2.4375                6.0
   Senior Vice            12/11/98           7,500            $2.4375          $4.125        $2.4375                6.9
   President, Chief
   Financial Officer

REPORT ON REPRICING OF STOCK OPTIONS

         The Company's employee stock option plans are administered by the Compensation Committee ("the Committee"). All options issued pursuant to the Company's stock option plans were issued at the then market price. The market price for the Company's stock, however, has declined, and as a result, a majority of the employee stock options were substantially above the current market price, thereby significantly undermining the incentives intended to be created by the option grants. The Committee believed that such incentives are a significant factor in the Company's ability to attract, retain and motivate employees who are critical to the Company's long term success. The Committee concluded that to allow the options to remain "out of the money" did not serve the best interests of the Company and its shareholders. The Committee believed that a repricing of these "out of the money" options would allow the options to serve their intended purpose and enhance the Company's ability to retain important employees. Consequently, on December 11, 1998, the Committee (which consisted at the time of

Messrs. Burrow, Latimer, Sokolow and a former Director Jeffrey Silverman) approved the repricing of 1,074,733 options issued to employees (including the named Executive Officers) with exercise prices ranging from $2.50 to $6.75 to be repriced to $2.4375, the market value on such date. Mr.Hersh, Chairman, Chief Executive Officer and President, declined to have his options repriced.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information with respect to the Company's common stock beneficially owned by those who were the beneficial owners of more than 5% of the Company's stock. Except as otherwise noted, beneficial ownership is as of January 4, 2000 and, other than as provided by community property and other such laws, consists of sole voting and investment power.

 NAME AND ADDRESS OF                                   COMMON STOCK
   BENEFICIAL OWNER                                BENEFICIALLY OWNED(1)                            PERCENTAGE
------------------------------------        -----------------------------------     -------------------------------------------
Heartland Advisors, Inc.............                   1,391,200(2)                                   20.2%
789 North Water Street
Milwaukee, WI 53202

Robert Hersh........................                   1,185,300(3)                                   16.6%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dean Rappaport......................                   1,117,100(4)                                   15.6%
18191 N.W. 68th Avenue
Miami, Florida 33015

Nathan Katz.........................                     630,742(5)                                    8.9%
55 Norfolk Avenue
Easton, MA

Wai Check Lau.......................                     558,200(6)                                    8.1%
6/F, Kenning Industrial Bldg.
19 Wang Hoi Road
Kowloon, Hong Kong

Dimensional Fund Advisors, Inc......                     471,600(7)                                    6.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

David Moss..........................                     443,082(8)                                    6.4%
6073 N.W. 167th Street
Building C-5
Miami, FL 33015

------------
(1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable through March 4, 2000 or shares for which the stockholder has the power to direct the vote. Percentage ownership based upon 6,893,646 shares outstanding as of January 4, 2000.

(2) Heartland Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 1,391,200 shares of Catalina Lighting, Inc. stock, all of which shares are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The interest of one such account, Heartland Value Fund, a Series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the stock.

(3) Includes 750,000 shares as to which voting power is shared (see note 6 below) and shares purchasable through the exercise of options as follows:
    45,000 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

(4) Includes 750,000 shares as to which voting power is shared (see note 6 below) and shares purchasable through the exercise of options as follows:
    50,000 shares at $1.75 per share and 212,500 shares at $2.4375 per share.

(5) Includes 162,500 shares purchasable through the exercise of options at $
    2.4375 per share.

(6) Of the number of shares beneficially owned by Wai Check Lau, 477,500 shares are owned by Go-Gro Holdings Limited, which is owned by Wai Check Lau, 6,000 shares are owned by Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau and 21,500 shares are owned jointly by Wai Check Lau and Amy Yuen Ying Lau Cheng. In July 1994, as part of Company's acquisition of Go-Gro Industries Limited ("Go-Gro"), Wai Check Lau and Amy Yuen Ying Lau Cheng each delivered an irrevocable proxy to Catalina Asia, an entity controlled by the Company. Catalina Asia has a proxy to vote the 558,200 shares beneficially owned by Mr. Lau and additional 191,800 shares of the Company also issued to previous stockholders of Go-Gro upon the acquisition. The 750,000 shares are voted at the direction of Messrs. Hersh and Rappaport, members of the Board of Directors of Catalina Asia. Except as to such shared voting power, each of Messrs. Hersh and Rappaport disclaims beneficial ownership of such shares.

(7) Based solely upon a Schedule 13G filed with the Securities and Exchange Commission as of December 31, 1999, Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 471,600 shares of Catalina Lighting, Inc., stock. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(8) Based solely on a Schedule 13D filed with the Securities and Exchange Commission on April 30, 1999. This amount includes 34,600 shares held in trust for the benefit of Mr. Moss' children and 14,000 shares are owned directly by a Florida limited partnership whose general partner DMM Investments, Inc. is wholly owned by Mr. Moss.

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

         Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its Officers and Directors were complied with during the 1999 fiscal year.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

         The following table sets forth, to the best knowledge of the Company, the shares of common stock beneficially owned at January 4, 2000 by each Director and Executive Officer and by all Directors and Executive Officers of the Company as a group.

                                                            COMMON STOCK
            NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED(1)                     PERCENTAGE
     ----------------------------------------     ---------------------------------    ---------------------------------
     Robert Hersh.........................                          1,185,300(2,10)                 16.6%

     Dean Rappaport.......................                          1,117,100(3,10)                 15.6%

     Ryan Burrow..........................                             22,478(4,11)                   *

     Henry Latimer........................                             16,273(5,11)                   *

     Jesse Luxton........................                               1,778  (11)                   *

     Roy Oppenheim......................                                1,778  (11)                   *

     Leonard Sokolow......................                             42,778(6,11)                   *

     Howard Steinberg...................                               21,778  (11)                   *

     Brion Wise............................                             1,778  (11)                   *

     Nathan Katz..........................                            630,742   (7)                  8.9%

     David W. Sasnett....................                              27,000   (8)                   *

     Thomas M. Bluth......................                             24,500   (9)                   *

     All Directors and Executive Officers
     of the Company and its subsidiaries as
     a group
     (12 persons).........................                          2,343,283  (10)                 30.5%

------------
*    less than 1%

(1) Includes shares which may be acquired pursuant to vested stock options and options which become exercisable through March 4, 2000. Percentage ownership based upon 6,893,646 shares outstanding as of January 4, 2000.

(2)  Includes shares purchasable through the exercise of options as follows:
     45,000 shares at $1.75 per share, 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

(3)  Includes shares purchasable through the exercise of options as follows:
     50,000 shares at $1.75 per share and 212,500 shares at $2.4375 per share.

(4) Includes 500 shares owned by Mr. Burrow's wife and shares purchasable through the exercise of options as follows: 2,000 shares at $6.625 per share, 2,000 shares at $10.75 per share, 2,000 shares at $6.25 per share and 12,000 shares at $3.75 per share.

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

(7) Includes 162,500 shares purchasable upon the exercise of options at $2.4375 per share.

(8)  Includes shares purchasable through the exercise of options as follows:
     5,000 shares at $2.125 per share and 20,000 shares at $2.4375 per share.

(9) Includes 22,500 shares purchasable through the exercise of options at $2.4375 per share.

(10) Includes 750,000 shares owned by previous shareholders of Go-Gro Industries Limited which Messrs. Hersh and Rappaport jointly have a power to vote pursuant to irrevocable proxies. Except as to such shared voting power, Messrs. Hersh and Rappaport disclaim beneficial ownership of these shares.

(11) Includes 1,778 shares received on May 10, 1999 as annual retainer for serving on the Company's Board of Directors. The shares are restricted and vest after one year or on a pro rata basis if the Director ceases to serve on the Board during the year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company leased a facility located in Massachusetts from an entity in which an officer and a former officer had an ownership interest. The lease expired in June 1999. Rent expense related to this lease was approximately $99,000, $159,000, and $164,000 for the years ended September 30, 1999, 1998 and
1997, respectively.

         The Company leases its Hong Kong office from a company owned by Wai Check Lau, a shareholder of the Company. The lease expires in 2001 but may be extended for an additional year. Rent expense related to this lease was $257,000 for the years ended September 30, 1999 and 1998 and $270,000 for the year ended September 30, 1997.

         During the years ended September 30, 1999, 1998 and 1997, Go-Gro, a wholly-owned subsidiary of the Company, purchased $1.7 million, $1.0 million and $2.1 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company and which includes a shareholder of the Company as one of its directors.

         Notes and advances receivable from Dean Rappaport totaled approximately $120,000 at December 31, 1999 and included a $100,000 note bearing interest at LIBOR plus 250 basis points, collateralized by stock option agreements to purchase 100,000 shares of the Company and maturing in December 2000.

         Notes and advances receivable from Nathan Katz totaled approximately $71,000 at December 31, 1999 and included a $70,000 note bearing interest at LIBOR plus 250 basis points, collaterized by stock option agreements to purchase 50,000 shares of the Company and maturing in January 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CATALINA LIGHTING, INC.



                                           By: /s/ ROBERT HERSH
                                                   -----------------------------
                                                   Robert Hersh
                                                   Chairman, President and
                                                   Chief Executive Officer

                                                   January 28, 2000