Form 10-Q
period 1999-12-31
CATALINA LIGHTING INC
filed 2000-02-11
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended DECEMBER 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ____________________ to ____________________

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

     ----------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON FEBRUARY 4, 2000: 6,929,346 SHARES.

                                     CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                                       INDEX

PART I    FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                       --------
           Condensed consolidated balance sheets -
             December 31, 1999 and September 30, 1999...................................................   3

           Condensed consolidated statements of operations -
             Three months ended December 31, 1999 and 1998.............................................    5

           Condensed consolidated statements of cash flows -
             Three months ended December 31, 1999 and 1998.............................................    6

           Notes to condensed consolidated financial statements........................................    8

           Management's discussion and analysis of financial
             condition and results of operations.......................................................   13

PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings...................................................................   19

           ITEM 4  Submission of Matters to a Vote of Security Holders.................................   19

           ITEM 6  Exhibits and Reports on Form 8-K....................................................   19

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            ASSETS            DECEMBER 31,  SEPTEMBER 30,
                                                                 1999          1999
                                                               --------       --------
                                                              (Unaudited)        *
Current assets
  Cash and cash equivalents                                    $  9,206       $  7,253
  Restricted cash equivalents and short-term investments          2,107          1,721
  Accounts receivable, net of allowances
      of $8,234 and $8,591, respectively                         13,980         20,150
  Inventories                                                    29,235         28,668
  Other current assets                                            5,319          6,435
                                                               --------       --------
             Total current assets                                59,847         64,227

Property and equipment, net                                      24,056         24,737
Goodwill, net                                                    10,447         10,561
Other assets                                                      3,029          2,372
                                                               --------       --------
                                                               $ 97,379       $101,897
                                                               ========       ========

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    SEPTEMBER 30,
               LIABILITIES AND STOCKHOLDERS' EQUITY               1999             1999
                                                               ---------        ---------
                                                              (Unaudited)           *
Current liabilities
 Accounts and letters of credit payable                        $  12,652        $  14,939
 Notes payable - credit lines                                      1,281            2,200
 Note payable - other                                              1,406               --
 Current maturities of subordinated notes                          2,500            2,500
 Current maturities of bonds payable-real estate related             900            2,210
 Current maturities of other long-term debt                          484              487
 Other current liabilities                                         5,505            6,437
                                                               ---------        ---------
         Total current liabilities                                24,728           28,773

  Notes payable - credit lines                                    11,200           12,150
  Convertible subordinated notes                                   5,100            5,100
  Bonds payable - real estate related                              6,000            6,000
  Other long-term debt                                             1,404            1,524
  Other liabilities                                                  897              293
                                                               ---------        ---------
          Total liabilities                                       49,329           53,840

Commitments and contingencies

Stockholders' equity
  Common stock, issued and outstanding 7,401
     shares and 7,373 shares, respectively                            74               74
  Additional paid-in capital                                      27,012           26,927
  Retained earnings                                               22,803           22,266
  Treasury stock, 502 shares and 378, respectively                (1,839)          (1,210)
                                                               ---------        ---------
           Total stockholders' equity                             48,050           48,057
                                                               ---------        ---------
                                                               $  97,379        $ 101,897
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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                                                 DECEMBER 31,
                                          --------------------------
                                             1999             1998
                                          ---------        ---------
Net sales                                 $  43,208        $  42,803

Cost of sales                                34,313           34,674
                                          ---------        ---------
Gross profit                                  8,895            8,129

Selling, general and administrative
  expenses                                    6,781            6,811
Executive management reorganization             788               --
                                          ---------        ---------
Operating income                              1,326            1,318
                                          ---------        ---------

Other income (expenses):
   Interest expense                            (544)            (729)
   Other income (expenses)                        7              112
                                          ---------        ---------
Total other income (expenses)                  (537)            (617)
                                          ---------        ---------

Income before income taxes                      789              701

Income tax provision                           (252)            (198)
                                          ---------        ---------
Net income                                $     537        $     503
                                          =========        =========

Weighted average number of
  shares outstanding
         Basic                                6,986            7,171
         Diluted                              7,745            7,282

Earnings per share
         Basic                            $    0.08        $    0.07
         Diluted                          $    0.07        $    0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                     ------------------------
                                                                       1999            1998
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $    537        $    503
  Adjustments for non-cash items                                        2,171           2,132
  Change in assets and liabilities                                      2,520             403
                                                                     --------        --------
  Net cash provided by (used in) operating activities                   5,228           3,038
                                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                              (383)           (554)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                             (161)            112
                                                                     --------        --------
  Net cash provided by (used in) investing activities                    (544)           (442)
                                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   85              16
  Payments to repurchase common stock                                    (629)           (153)
  Payments on other long term debt and other liabilities                 (189)           (189)
  Payments on bonds payable                                            (1,310)            (80)
  Proceeds from notes payable - credit lines                           11,700          10,900
  Payments on notes payable - credit lines                            (12,650)        (11,050)
  Proceeds from note payable - other                                    1,406              --
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                     (919)            (28)
  Sinking fund redemption payments on bonds                              (225)           (225)
                                                                     --------        --------
  Net cash provided by (used in) financing activities                  (2,731)           (809)
                                                                     --------        --------
  Net increase (decrease) in cash and cash equivalents                  1,953           1,787
  Cash and cash equivalents at beginning of period                      7,253           1,790
                                                                     --------        --------
  Cash and cash equivalents at end of period                         $  9,206        $  3,577
                                                                     ========        ========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                   --------------------
                                                     1999          1998
                                                   -------       ------
                                                      (In thousands)
Cash paid (received) for:
   Interest                                        $  443        $  487
   Income taxes                                    $ (603)       $1,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 1999 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130")," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three months ended December 31, 1999 and 1998 equals comprehensive income for the same periods.

2.       INVENTORIES

Inventories consisted of the following:

                                    DECEMBER 31,      SEPTEMBER 30,
                                        1999               1999
                                      -------            -------
                                             (In thousands)
              Raw materials           $ 3,595            $ 4,050
              Work-in-progress            804                932
              Finished goods           24,836             23,686
                                      -------            -------
              Total inventories       $29,235            $28,668
                                      =======            =======

3.         PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however, the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.2 million had been expended as of December 31, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $441,000 had been accrued as of December 31, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       NOTE PAYABLE - OTHER

In October 1999, the Company borrowed 11.7 million in Chinese Renminbi (approximately U.S. $1.4 million) from a Chinese Bank. The loan bears interest at 5.85%, payable monthly, and repayment is due in October 2000. The agreement requires the Company to maintain U.S. $1.5 million in collateral.

5.       COMMITMENT

In January 2000, the Company renewed a consulting agreement for a two-year period beginning April 1, 2000, for an annual fee of $140,000 payable monthly.

6.       SEGMENT INFORMATION

Information on operating segments and a reconciliation to income before income taxes for the three months ended December 31, 1999 and 1998 are as follows (in thousands):

         Net Sales:

                                                  THREE MONTHS ENDED DECEMBER 31,
                     --------------------------------------------------------------------------------------
                                        1999                                        1998
                     ------------------------------------------ -------------------------------------------
                     EXTERNAL                                      EXTERNAL
                     CUSTOMERS    INTERSEGMENT       TOTAL         CUSTOMERS     INTERSEGMENT       TOTAL
                     ------------------------------------------ -------------------------------------------
United States        $ 29,377       $    274        $ 29,651        $ 32,268       $    459        $ 32,727
                     ------------------------------------------ -------------------------------------------
China                   5,667         28,866          34,533           5,282         28,221          33,503
                     ------------------------------------------ -------------------------------------------
Other segments          8,164            121           8,285           5,253             --           5,253
                     ------------------------------------------ -------------------------------------------
Elimination                --        (29,261)        (29,261)             --        (28,680)        (28,680)
                     ------------------------------------------ -------------------------------------------
  Total              $ 43,208       $     --        $ 43,208        $ 42,803       $     --        $ 42,803
                     ========================================== ===========================================

         Net Sales by Location of External Customers:

                                       THREE MONTHS ENDED
                                          DECEMBER 31,
                                    ---------------------
                                      1999          1998
                                    -------       -------
              United States         $29,420       $32,376
              Canada                  6,960         4,394
              Other countries         6,828         6,033
                                    -------       -------
                 Net Sales          $43,208       $42,803
                                    =======       =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       SEGMENT INFORMATION (CONTINUED)

SEGMENT CONTRIBUTION:                        THREE MONTHS ENDED
                                                 DECEMBER 31,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------
United States                             $   304        $   631
China                                       1,808          1,280
Other segments                                373           (570)
                                          ---------      ---------
  Subtotal for segments                     2,485          1,341
Executive management reorganization          (788)            --
Parent/administrative expenses               (908)          (640)
                                          ---------      ---------
  Income (loss) before income taxes       $   789        $   701
                                          =========      =========

INTEREST EXPENSE (1):                        THREE MONTHS ENDED
                                                 DECEMBER 31,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------
United States                             $  157         $  315
China                                        234            260
Other segments                               146            107
                                          ---------      ---------
  Subtotal for segments                      537            682
Parent interest expense                        7             47
                                          ---------      ---------
  Total interest expense                  $  544         $  729
                                          =========      =========
TOTAL ASSETS:
                                         DECEMBER 31,   SEPTEMBER 30,
                                             1999           1999
                                          ---------      ---------
United States                             $  46,649      $  55,411
China                                        48,420         47,316
Other segments                               13,944         13,776
Eliminations                                (11,634)       (14,606)
                                          ---------      ---------
  Total assets                            $  97,379      $ 101,897
                                          =========      =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)

6.       SEGMENT INFORMATION (CONTINUED)

LONG-LIVED ASSETS (2):
                               December 31,    September 30,
                                  1999             1999
                                -------          -------
United States                   $12,408          $12,634
China                            11,338           11,747
Other segments                      310              356
                                -------          -------
  Total long-lived assets       $24,056          $24,737
                                =======          =======


Expenditures for Additions to Long-Lived Assets:

                            Three Months Ended December 31,
                            -------------------------------
                                  1999          1998
                                -------       -------
United States                   $   143       $   316
China                               232           192
Other segments                        8            48
                                -------       -------
  Total expenditures            $   383       $   556
                                =======       =======

(1) Parent and inter-segment advances bear interest at the U.S. prime rate. The interest expense shown for each segment is net of interest earned on inter-segment advances.

(2) Represents property and equipment, net.

MAJOR CUSTOMERS

During the three months ended December 31, 1999 and 1998 one customer (primarily included in U.S.-based operations) accounted for 24.5% and 28.1%, respectively, of the Company's net sales.

7.       CONTINGENCIES

LEGAL

During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing $120,000 annually for this self-insurance provision and management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.       CONTINGENCIES (CONTINUED)

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

OTHER

As a result of recent Internal Revenue Service rulings and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its consolidated effective income tax rate for its 1999 fiscal year and subsequent years.

On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of December 31, 1999, the Company does not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of December 31, 1999 was $48.1 million. The Company believes it can meet the new listing rules and, as requested by the NYSE, has provided the NYSE with its plan to meet the new standard by February 2001. The Company's plan was accepted by the NYSE in October 1999. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is unable to achieve the plan's objectives, the Company's shares could be delisted from the NYSE, however the Company believes other trading venues are available for its stock.

8.       NEW ACCOUNTING PRONOUNCEMENT

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on certain key customers; consumer demand for lighting products; dependence on imports from China; general economic and business conditions; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; availability and cost of raw materials and supplies; the costs and other effects of legal and administrative proceedings; foreign exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended September 30, 1999. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         In the following comparison of the results of operations, the three months ended December 31, 1999 and 1998 are referred to as 1999 and 1998, respectively.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         Net sales and gross profit for 1999 were $43.2 million and $8.9 million, respectively, as compared to $42.8 million and $8.1 million, respectively, for 1998. The Company generated net income of $537,000 ($.07 per share) in 1999 compared to $503,000 ($.07 per share) in 1998. In 1999, results from operations included a $788,000 charge related to the settlement of the Company's contractual obligation with an Executive Officer who left the employ of the Company in December 1999 pursuant to a reorganization of the Company's executive management structure. Diluted earnings per share, as adjusted to exclude this non-recurring item, was $.14 in 1999 as compared to $.07 in 1998.

         The $405,000 increase in net sales from the prior year primarily reflects higher unit sales to Canadian customers attributable to additions to core programs, promotional opportunities and new product placements. Lamp sales increased by $1.2 million and net sales for the Company's other principal line of products, lighting fixtures, decreased by $831,000. Lamps and lighting fixtures accounted for 67% and 33% of net sales in 1999 compared to 65% and 35% in 1998, respectively. In 1999 and 1998, Home Depot accounted for 24.5% and 28.1%, respectively, of the Company's net sales.

         Gross profit increased by $766,000 in 1999 due to improved margins earned on direct sales to U.S. and Canadian customers attributable to new product placement and a more profitable product mix. The gross profit percentage increased from 19.0% in 1998 to 20.6% in 1999. The improvement in the gross profit percentage from 1998 to 1999 was attributable to the improved margins earned on direct sales.

         Many of the Company's major customers (most notably Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 77% of the Company's sales in 1999 were made on a direct basis as compared to 73% in 1998. Sales made by the Company on a direct basis typically generate lower per unit margins than sales of the same items from the Company's warehouses. The amount of the Company's sales made on a direct basis is dependent upon customer buying preferences, which are influenced by a number of factors that vary from customer to customer. Sales from the Company's warehouses declined during the last two fiscal years ended September 30, 1999 as compared to prior fiscal years and such trend has continued during the quarter ended December 31, 1999. The Company lowered its warehousing costs by closing its Los Angeles operation effective March 31, 1998 and is attempting to compensate for this decline by pursuing new channels of distribution which will be serviced out of the Company's U.S. warehouse. However, there can be no assurance these efforts will be successful, and the Company may experience further declines in sales made from its U.S. warehouse.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense decreased to $544,000 in 1999 from $729,000 in 1998 reflecting a $106,000 decrease in interest accrued on a litigation judgment settled in June 1999 and lower average outstanding borrowings.

         Other income for 1999 consisted primarily of investment and equity income offset by net foreign currency losses amounting to $171,000. Other income in 1998 consisted primarily of investment, rental and equity income offset by net foreign currency losses of $160,000.

         The effective income tax rates for 1999 and 1998 were 31.9% and 28.2%, respectively. The increase in the tax rate from 1998 to 1999 reflects higher anticipated proportionate U.S. source income, which is taxed at a higher rate than foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its effective consolidated income tax rate for the 1999 fiscal year and subsequent years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, accounts payable, borrowings under various credit facilities with banks, and the use of letters of credit from customers to fund certain of its direct import sales activities. Lease obligations, mortgage notes, convertible subordinated notes, bonds and capital stock are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its liquidity requirements for the forseeable future.

CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $2.0 million from September 30, 1999 to December 31, 1999.

         The net cash of $5.2 million provided by operating activities was used primarily to pay for capital expenditures aggregating $383,000, to pay down credit lines, to make sinking fund redemption payments of $225,000 on outstanding bonds and to repurchase $629,000 in common stock under the Company's stock repurchase plan. In addition, $1.3 million, which was held in escrow since 1997, was used to redeem bonds which had financed the Company's purchase and improvements of the Meridian manufacturing facility.

         The Company's cash and cash equivalents were $9.2 million at December 31, 1999, of which $9.1 million was held in Hong Kong. Certain restrictions in the Company's Hong Kong credit facility limit the Company's ability to transfer these funds to other operations. The Company currently plans to use a portion of its Hong Kong cash balance to fund the construction of phase III of its Go-Gro manufacturing facility.

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

         The Company has a $25 million credit facility with a group of U.S. commercial banks. This facility provides credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matures March 31, 2002. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.6% through December 31, 1999and LIBOR plus 1.8% beginning January 1, 2000). Obligations under this facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The Company is required to comply with various convenants in connection with this facility. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At December 31, 1999, the Company had used $12.4 million under this credit facility (loans amounted to $11.2 million) and $12.6 million was available for additional borrowings.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a credit facility with a Canadian bank which provides four million Canadian dollars or U.S. equivalent (approximately U.S. $2.8 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7% at December 31, 1999) and U.S. dollar advances bear interest at the U.S. base rate of the bank (9.0% at December 31, 1999). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of
 .25% based on the unused portion of the facility. At December 31, 1999, total Canadian and U.S. dollar borrowings amounted to U.S. $1.3 million (included in current notes payable-credit lines) and U.S. $1.5 million was available under the borrowing base calculation.

         The Company has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.75% at December 31, 1999). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. This facility is repayable upon demand and is subject to an annual review by the bank. At December 31, 1999, the Company had used $3.1 million of this line for letters of credit (there were no borrowings) and U.S. $1.4 million was available.

         In October 1999, the Company borrowed 11.7 million in Chinese Renminbi (approximately U.S. $1.4 million) from a Chinese bank. The loan bears interest at 5.85%, payable monthly, and repayment is due in October 2000. The agreement requires the Company to maintain U.S. $1.5 million in a bank account as collateral.

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

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and a $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.6% at December 31, 1999) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.1 million direct pay letter of credit which is not included in the Company's $25 million U.S. credit line. The unpaid balance of these bonds was $6.9 million at December 31, 1999. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

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

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $531,000 was available at December 31, 1999. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities of which U.S. $370,000 was available at December 31, 1999.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $943,000 at December 31, 1999.

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however, the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.2 million had been expended as of December 31, 1999) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $441,000 had been accrued as of December 31, 1999. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999 and expects to fund this construction with cash generated from operations.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. Catalina has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $7.7 million and $2.3 million for the three months ended December 31, 1999 and 1998, respectively.

         As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its consolidated effective income tax rate for the 1999 fiscal year and subsequent years.

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

         During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing $120,000 annually for this self-insurance provision and management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         The Company's Board of Directors has authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of February 4, 2000, the Company had repurchased 526,900 shares for approximately $1.96 million.

         Pursuant to a reorganization of the Company's executive management structure, William D. Stewart, an Executive Vice-President of the Company left the employ of the Company in December 1999 to pursue other interests. Under the terms of the settlement agreement, Mr. Stewart will continue to provide consulting services under a three-year non-compete and consulting agreement. The Company has recorded a non-recurring pretax charge of $788,000 during the quarter ended December 31, 1999 related to the settlement of its contractual employment obligation to Mr. Stewart and is obligated to pay $250,000 annually through December 2002 under the non-compete and consulting agreement.

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of December 31, 1999, the Company does not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of December 31, 1999 was $48.1 million. The Company believes it can meet the new listing rules and, as requested by the NYSE, has provided the NYSE with its plan to meet the new standard by February 2001. The Company's plan was accepted by the NYSE in October 1999. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is unable to achieve the plan's objectives, the Company's shares could be delisted from the NYSE, however the Company believes other trading venues are available for its stock.

         The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company also sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business was to be devalued against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position. While the Company periodically borrows in Canadian dollars, Hong Kong dollars and Chinese Renminbi, and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates) the Company does not otherwise hedge its foreign currency exposure. During the quarter ended December 31, 1999 the Company recorded foreign currency losses for its China, Canadian, Mexican and Chilean operations of $90,000, $32,000, $34,000 and $15,000, respectively.

           Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. The Company believes that increased raw materials prices could have an initial adverse impact on the Company's net sales and income from continuing operations but that, over time, increased prices can be passed on to its customers.

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

(a)      EXHIBITS

         11 Schedule of Computation of Diluted Earnings per Share.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 /s/ Robert Hersh
                                 -----------------------------------------------
                                 Robert Hersh, Chairman, President,
                                 Chief Executive Officer and Director


                                 /s/ David W. Sasnett
                                 -----------------------------------------------
                                 David W. Sasnett
                                 Chief Financial Officer, Senior Vice President, Chief Accounting Officer


Date: February 11, 2000

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
  11        Schedule of Computation of Diluted Earnings per Share.
  27        Financial Data Schedule