Form 10-Q
period 2000-03-31
CATALINA LIGHTING INC
filed 2000-05-15
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _______________ to _______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. OUTSTANDING ON MAY 5, 2000: 7,182,380 SHARES.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
       Condensed consolidated balance sheets -
         March 31, 2000 and September 30, 1999.............................3

       Condensed consolidated statements of operations -
         Three and six months ended March 31, 2000 and 1999................5

       Condensed consolidated statements of cash flows -
         Six months ended March 31, 2000 and 1999..........................6

       Notes to condensed consolidated financial statements................8

       Management's discussion and analysis of financial
         condition and results of operations..............................13

PART II   OTHER INFORMATION

       ITEM 1  Legal Proceedings..........................................20

       ITEM 4  Submission of Matters to a Vote of Security Holders........20

       ITEM 6  Exhibits and Reports on Form 8-K...........................20

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                  ASSETS                                         MARCH 31,            SEPTEMBER 30,
                                  ------                                           2000                    1999
                                                                            ------------------      ----------------
                                                                             (Unaudited)                 *
Current assets
  Cash and cash equivalents                                                       $     8,609            $    7,253
  Restricted cash equivalents and short-term investments                                2,327                 1,721
  Accounts receivable, net of allowances
      of $7,562 and $8,591, respectively                                               17,770                20,150
  Inventories                                                                          26,319                28,668
  Other current assets                                                                  5,129                 6,435
                                                                            ------------------      ----------------
             Total current assets                                                      60,154                64,227

Property and equipment, net                                                            24,234                24,737
Goodwill, net                                                                          10,333                10,561
Other assets                                                                            2,936                 2,372
                                                                            ------------------      ----------------
                                                                                  $    97,657           $   101,897
                                                                            ==================      ================

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                           MARCH 31,       SEPTEMBER 30,
               LIABILITIES AND STOCKHOLDERS' EQUITY                         2000               1999
               ------------------------------------                    ----------------   ------------
                                                                         (Unaudited)            *
Current liabilities
 Accounts and letters of credit payable                                 $    12,549       $   14,939
 Notes payable - credit lines                                                 1,932            2,200
 Note payable - other                                                         1,404                -
 Current maturities of subordinated notes                                     2,500            2,500
 Current maturities of bonds payable-real estate related                        900            2,210
 Current maturities of other long-term debt                                     483              487
 Other current liabilities                                                    3,766            6,437
                                                                       -------------      -----------
         Total current liabilities                                           23,534           28,773

  Notes payable - credit lines                                               14,400           12,150
  Convertible subordinated notes                                              2,566            5,100
  Bonds payable - real estate related                                         6,000            6,000
  Other long-term debt                                                        1,274            1,524
  Other liabilities                                                             734              293
                                                                       -------------      -----------
          Total liabilities                                                  48,508           53,840

Commitments and contingencies

Stockholders' equity

  Common stock, issued and outstanding 7,712
     shares and 7,373 shares, respectively                                       77               74
  Additional paid-in capital                                                 27,729           26,927
  Retained earnings                                                          23,555           22,266
  Treasury stock, 580 shares and 378 shares, respectively                    (2,212)          (1,210)
                                                                       -------------      -----------
           Total stockholders' equity                                        49,149           48,057
                                                                       -------------      -----------
                                                                        $    97,657       $  101,897
                                                                       =============      ===========

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             MARCH 31,                              MARCH 31,
                                               -------------------------------------   -------------------------------------
                                                     2000                1999               2000                 1999
                                               -----------------    ----------------   ----------------    -----------------
Net sales                                             $  42,033           $  42,128          $  85,241           $   84,931
Cost of sales                                            34,032              32,947             68,345               67,621
                                               -----------------    ----------------   ----------------    -----------------
Gross profit                                              8,001               9,181             16,896               17,310

Selling, general and administrative
  expenses                                                6,696               7,089             13,477               13,900
Executive management reorganization                           -                   -                788                    -
                                               -----------------    ----------------   ----------------    -----------------
Operating income                                          1,305               2,092              2,631                3,410
                                               -----------------    ----------------   ----------------    -----------------

Other income (expenses):
   Interest expense                                        (564)               (671)            (1,108)              (1,400)
   Other income (expenses)                                  365                 186                372                  298
                                               -----------------    ----------------   ----------------    -----------------
Total other income (expenses)                              (199)               (485)              (736)              (1,102)
                                               -----------------    ----------------   ----------------    -----------------
Income before income taxes                                1,106               1,607              1,895                2,308

Income tax provision                                        354                 448                606                  646
                                               -----------------    ----------------   ----------------    -----------------
Net income                                             $    752           $   1,159          $   1,289            $   1,662
                                               =================    ================   ================    =================
Weighted average number of
  shares outstanding
         Basic                                            6,931               7,080              6,962                7,127
         Diluted                                          8,761               8,561              8,830                8,454

Earnings per share
         Basic                                        $    0.11           $    0.16           $   0.19            $    0.23
         Diluted                                      $    0.10           $    0.15           $   0.17            $    0.22


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                SIX MONTHS
                                                                                                   ENDED
                                                                                                 MARCH 31,
                                                                                ------------------------------------------
                                                                                      2000                       1999
                                                                                ----------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $   1,289               $      1,662
  Adjustments for non-cash items                                                         2,749                      2,487
  Change in assets and liabilities                                                         541                        614
                                                                                ----------------            --------------
  Net cash provided by (used in) operating activities                                    4,579                      4,763
                                                                                ----------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                             (1,597)                      (815)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                                              (156)                       105
                                                                                ----------------            --------------
  Net cash provided by (used in) investing activities                                   (1,753)                      (710)
                                                                                ----------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                   805                        143
  Payments to repurchase common stock                                                   (1,002)                      (495)
  Payments on other long term debt and other liabilities                                  (365)                      (379)
  Payments on bonds payable                                                             (1,310)                       (80)
  Payment on convertible subordinated notes                                             (2,534)                         -
  Proceeds from notes payable - credit lines                                            23,800                     17,900
  Payments on notes payable - credit lines                                             (21,550)                   (18,100)
  Proceeds from note payable - other                                                     1,404                          -
  Net proceeds from (payments on) notes payable - credit lines
       due on demand                                                                      (268)                    (1,528)
  Sinking fund redemption payments on bonds                                               (450)                      (450)
                                                                                ----------------            --------------
  Net cash provided by (used in) financing activities                                   (1,470)                    (2,989)
                                                                                ----------------            --------------
  Net increase (decrease) in cash and cash equivalents                                   1,356                      1,064
  Cash and cash equivalents at beginning of period                                       7,253                      1,790
                                                                                ----------------            --------------
  Cash and cash equivalents at end of period                                         $   8,609                   $  2,854
                                                                                ================            ==============

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                            SIX MONTHS ENDED
                                                MARCH 31,
                                   -----------------------------------
                                        2000               1999
                                   ----------------   ----------------
                                             (IN THOUSANDS)
Cash paid (received) for:
   Interest                              $  1,146         $  1,206
   Income taxes                          $   (473)        $  1,635






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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three and six months ended March 31, 2000 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130")," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three and six months ended March 31, 2000 equals comprehensive income for the same periods.

2.       INVENTORIES

Inventories consisted of the following:

                                    MARCH 31,          SEPTEMBER 30,
                                      2000                 1999
                                 -----------------    ------------------
                                             (In thousands)
Raw materials                         $     4,522           $     4,050
Work-in-progress                              920                   932
Finished goods                             20,877                23,686
                                 -----------------    ------------------
Total inventories                     $    26,319           $    28,668
                                 =================    ==================

Costs capitalized in finished goods associated with acquiring, storing and preparing inventory for distribution amounted to approximately $1.9 million and $2.2 million at March 31, 2000 and September 30, 1999, respectively.

3.       PROPERTY AND EQUIPMENT, NET

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however, the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.6 million had been expended as of March 31, 2000) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $589,000 had been accrued as of March 31, 2000. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999.

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

6.       SEGMENT INFORMATION

Information on operating segments and a reconciliation to income before income taxes for the three and six months ended March 31, 2000 and 1999 are as follows (in thousands):

NET SALES:

                                                THREE MONTHS ENDED MARCH 31,
                        ----------------------------------------------------------------------------
                                   2000                                     1999
                        -------------------------------------  -------------------------------------
                          EXTERNAL                               EXTERNAL
                         CUSTOMERS  INTERSEGMENT       TOTAL    CUSTOMERS   INTERSEGMENT      TOTAL
                        -------------------------------------  -------------------------------------
United States           $   27,256     $     276    $ 27,532     $ 32,147     $    301     $ 32,448
China                        6,735        23,150      29,885        4,722       26,865       31,587
Other segments               8,042             -       8,042        5,259          161        5,420
Elimination                     -        (23,426)    (23,426)           -      (27,327)     (27,327)
                        -------------------------------------  -------------------------------------
  Total                 $   42,033     $       -    $ 42,033     $ 42,128     $      -     $ 42,128
                        =====================================  =====================================
                                               SIX MONTHS ENDED MARCH 31,
                        ----------------------------------------------------------------------------
                                   2000                                     1999
                        -------------------------------------  -------------------------------------
                          EXTERNAL                               EXTERNAL
                         CUSTOMERS  INTERSEGMENT       TOTAL    CUSTOMERS   INTERSEGMENT      TOTAL
                        -------------------------------------  -------------------------------------
United States           $   56,633     $     550    $ 57,183     $ 64,415     $    760     $ 65,175
China                       12,402        52,016      64,418       10,004       55,086       65,090
Other segments              16,206           121      16,327       10,512          161       10,673
Elimination                      -       (52,687)    (52,687)           -      (56,007)     (56,007)
                        -------------------------------------  -------------------------------------
  Total                 $   85,241     $       -    $ 85,241     $ 84,931     $      -     $ 84,931
                        =====================================  =====================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.  SEGMENT INFORMATION (CONTINUED)

NET SALES BY LOCATION OF EXTERNAL CUSTOMERS:

                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                            MARCH 31,                                     MARCH 31,
                                                ------------------------------------         -----------------------------------
                                                      2000                 1999                   2000                 1999
                                                --------------        --------------         --------------       --------------
United States                                   $       27,319        $       32,264         $       56,739       $       64,640
Canada                                                   6,732                 4,585                 13,692                8,979
Other countries                                          7,982                 5,279                 14,810               11,312
                                                --------------        --------------         --------------       --------------
Net sales                                       $       42,033        $       42,128         $       85,241       $       84,931
                                                ==============        ==============         ==============       ==============

SEGMENT CONTRIBUTION:

                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                            MARCH 31,                                     MARCH 31,
                                                ------------------------------------         -----------------------------------
                                                      2000                 1999                   2000                 1999
                                                --------------        --------------         --------------       --------------
United States                                   $          771        $        1,495         $        1,075       $        2,126
China                                                      996                 1,755                  2,804                3,035
Other segments                                             210                 (536)                    583              (1,106)
                                                --------------        --------------         --------------       --------------
  Subtotal for segments                                  1,977                 2,714                  4,462                4,055
Executive management reorganization                          -                     -                   (788)                   -
Parent/administrative expenses                            (871)               (1,107)                (1,779)              (1,747)
                                                --------------        --------------         --------------       --------------
  Income (loss) before income taxes             $        1,106        $        1,607         $        1,895       $        2,308
                                                ==============        ==============         ==============       ==============

INTEREST EXPENSE (1):

                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                            MARCH 31,                                     MARCH 31,
                                                ------------------------------------         -----------------------------------
                                                      2000                 1999                   2000                 1999
                                                --------------        --------------         --------------       --------------
United States                                   $          115        $          219         $          272       $          534
China                                                      224                   239                    458                  499
Other segments                                             123                   108                    269                  215
                                                --------------        --------------         --------------       --------------
  Subtotal for segments                                    462                   566                    999                1,248
Parent interest expense                                    102                   105                    109                  152
                                                --------------        --------------         --------------       --------------
  Total interest expense                        $          564        $          671         $        1,108       $        1,400
                                                ==============        ==============         ==============       ==============

TOTAL ASSETS:

                                                   MARCH 31,           SEPTEMBER 30,
                                                     2000                   1999
                                                --------------        ---------------
United States                                   $       47,874        $        55,411
China                                                   48,327                 47,316
Other segments                                          12,426                 13,776
Eliminations                                           (10,970)               (14,606)
                                                --------------        ---------------
  Total assets                                  $       97,657        $       101,897
                                                ==============        ===============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       SEGMENT INFORMATION (CONTINUED)

LONG-LIVED ASSETS (2):

                                                   MARCH 31,           SEPTEMBER 30,
                                                     2000                   1999
                                                --------------        ---------------
United States                                   $       12,300        $        12,634
China                                                   11,626                 11,747
Other segments                                             308                    356
                                                --------------        ---------------
  Total long-lived assets                       $       24,234        $        24,737
                                                ==============        ===============

EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS:

                                                      SIX MONTHS ENDED MARCH 31,
                                                -------------------------------------
                                                     2000                   1999
                                                --------------        ---------------
United States                                   $          388        $           355
China                                                    1,159                    390
Other segments                                              50                     70
                                                --------------        ---------------
  Total expenditures                            $        1,597        $           815
                                                ==============        ===============

(1) Parent and inter-segment advances bear interest at the U.S. prime rate. The interest expense shown for each segment is net of interest earned on inter-segment advances.

(2) Represents property and equipment, net.

MAJOR CUSTOMERS

During the three months ended March 31, 2000 and 1999 one customer (with sales included in United States and other segments) accounted for 33.3% and 28.6%, respectively, of the Company's net sales and during the six months ended March 31, 2000 and 1999, accounted for 28.9% and 24.1% respectively, of the Company's net sales. One other customer and an affiliate (with sales included in United States and other segments) accounted for 8.9% and 15.9%, respectively, of net sales for the three months ended March 31, 2000 and 1999 and for 7.8% and 10.4%, respectively, for the six months ended March 31, 2000 and 1999.

7.       CONTINGENCIES

LEGAL

During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing $120,000 annually for this self-insurance provision and has accrued $150,000 for this contingency as of March 31, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

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

On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of March 31, 2000, the Company did not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of March 31, 2000 was $49.1 million. The Company believes it can meet the new listing rules and, as requested by the NYSE, has provided the NYSE with its plan to meet the new standard by February 2001. The Company's plan was accepted by the NYSE in October 1999. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is unable to achieve the plan's objectives, the Company's shares could be delisted from the NYSE, however the Company believes other trading venues are available for its stock.

7.       NEW ACCOUNTING PRONOUNCEMENT

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

         In the following comparison of the results of operations, the three and six months ended March 31, 2000 and 1999 are referred to as 2000 and 1999, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Net sales and gross profit for 2000 were $42.0 million and $8.0 million, respectively, as compared to $42.1 million and $9.2 million, respectively, for 1999. The Company generated net income of $752,000 ($.10 per share) in 2000 compared to $1.2 million ($.15 per share) in 1999.

         The $95,000 decrease in net sales from the prior year reflects lower unit sales to U.S. customers which were, for the most part, offset by higher unit sales to Canadian, European and Mexican customers. The increase in international sales is attributable to additions to core programs and new product placements. In 2000, sales to U.S. customers and international customers were $27.3 million and $14.7 million, respectively, and in 1999 such sales were $32.3 million and $9.8 million, respectively. Approximately 72% of the Company's sales in 2000 were made on a direct basis as compared to 76% in 1999. Lamp sales decreased by $2.0 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $1.9 million. Lamps and lighting fixtures accounted for 58% and 42% of net sales in 2000, respectively, compared to 62% and 38% in 1999, respectively. In 2000 and 1999, Home Depot accounted for 33% and 29%, respectively, of the Company's net sales. Wal-Mart and an affiliate accounted for 9% and 16% of net sales in 2000 and 1999, respectively.

         Gross profit decreased by $1.2 million in 2000 and, as a percentage of sales, from 21.8% in 1999 to 19.0% in 2000. In 1999, direct sales were comprised of a more profitable product mix primarily resulting from the placement of a significant amount of new products in the U.S. In addition, competitive pressures and a less profitable customer mix lowered overall margins on European sales.

         Presently, most of the Company's major customers (including Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 75% of the Company's sales to U.S. customers in 2000 were made on a direct basis as compared to 73% in 1999. Warehouse sales to U.S. customers declined each fiscal year in the five year period commencing fiscal 1995, when the Company's present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 25%. This percentage decline represents a significant decrease in sales dollars. The Company lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998. The Company is attempting to compensate further for the decline in U.S.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

warehouse sales by pursuing new customers for the U.S. warehouse. The Company is also evaluating other strategic alternatives to reduce overall warehousing costs. The Company may experience further declines in sales made from its U.S. warehouse and in its U.S. warehouse inventories and, at least in the short term, may be unable to reduce its overall U.S. warehousing costs.

         Selling, general and administrative expenses ("SG&A") decreased by $393,000 reflecting a decrease in the provision for uncollectible accounts receivable ($248,000) and a decrease in payroll and bonuses for U.S. employees ($226,000).

         Interest expense decreased to $564,000 in 2000 from $671,000 in 1999 primarily reflecting a $106,000 decrease in interest accrued on a litigation judgment settled in June 1999.

         Other income for 2000 consisted primarily of interest income ($97,000), income from joint ventures ($44,000) and a net foreign currency gain ($230,000). Other income in 1999 consisted primarily of interest income ($93,000), income from joint ventures ($21,000) and other miscellaneous income and included a net foreign currency loss of $3,000.

         The effective income tax rates for 2000 and 1999 were 32.0% and 27.9%, respectively. The increase in the tax rate from 1999 to 2000 reflects higher anticipated proportionate U.S. source income, which is taxed at a higher rate than foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its effective consolidated income tax rate for the 1999 fiscal year and subsequent years.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2000 AND 1999

         Net sales and gross profit for 2000 were $85.2 million and $16.9 million, respectively, as compared to $84.9 million and $17.3 million, respectively, for 1999. The Company generated net income of $1.3 million ($.17 per share) in 2000 compared to $1.7 million ($.22 per share) in 1999. In 2000, results from operations included a $788,000 charge related to the settlement of the Company's contractual obligation with a former executive officer who left the employ of the Company in December 1999 pursuant to a reorganization of the Company's executive management structure. Diluted earnings per share, as adjusted to exclude this non-recurring item, was $.23 in 2000 as compared to $.22 in 1999.

         The $310,000 increase in net sales from the prior year primarily reflects higher unit sales to Canadian, European and Mexican customers attributable to additions to core programs and new product placements. These higher sales offset lower unit sales and an overall sales decline to U.S. customers. In 2000, sales to U.S. customers and international customers were $56.7 million and $28.5 million, respectively, and in 1999 such sales amounted to $64.6 million and $20.3 million, respectively. Approximately 75% of the Company's sales were made on a direct basis in 2000 and 1999. Lamp sales decreased by $750,000 and net sales for the Company's other principal line of products, lighting fixtures, increased by $1.1 million. Lamps and lighting fixtures accounted for 63% and 37% of net sales in 2000 compared to 64% and 36% in 1999, respectively. In 2000 and 1999, Home Depot accounted for 29% and 24%, respectively, of the Company's net sales. Wal-Mart and an affiliate accounted for 8% and 10% of net sales in 2000 and 1999, respectively.

         Presently, most of the Company's major customers (including Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 75% of the Company's sales to U.S. customers in 2000 were made on a direct basis as compared to 73% in 1999. Warehouse sales to U.S. customers declined each fiscal year in the five year period commencing fiscal 1995, when the Company's present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 25%. This percentage decline represents a significant decrease in sales dollars. The Company lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998. The Company is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. The Company is also evaluating other strategic alternatives to reduce overall warehousing costs. The Company may experience further declines in sales made from its U.S. warehouse and in its U.S. warehouse inventories and, at least in the short term, may be unable to reduce its overall U.S. warehousing costs.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses ("SG&A") decreased by $423,000 reflecting a decrease in the provision for uncollectible accounts receivable ($409,000) and a decrease in payroll and bonuses for U.S. employees ($319,000). Such decreases were partially offset by an increase in professional fees ($260,000).

         Interest expense decreased to $1.1 million in 2000 from $1.4 million in 1999 reflecting a $211,000 decrease in interest accrued on a litigation judgment settled in June 1999 and lower average outstanding borrowings.

         Other income for 2000 consisted primarily of interest income ($223,000), income from joint ventures ($106,000) and a net foreign currency gain ($60,000). Other income in 1999 consisted primarily of interest income ($140,000), income from joint ventures ($56,000) and other miscellaneous income. Other income in 1999 was reduced by a net foreign currency loss of $150,000.

         The effective income tax rates for 2000 and 1999 were 32.0% and 28.0%, respectively. The increase in the tax rate from 1999 to 2000 reflects higher anticipated proportionate U.S. source income, which is taxed at a higher rate than foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its effective consolidated income tax rate for the 1999 fiscal year and subsequent years.

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

CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2000

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $1.4 million from September 30, 1999 to March 31, 2000.

         The net cash of $4.6 million provided by operating activities, the $805,000 provided by the issuance of common stock and the $2.3 million in proceeds from the Company's U.S. credit facility were used primarily to pay for capital expenditures aggregating $1.6 million, to make sinking fund redemption payments of $450,000 on outstanding bonds, to make a $2.5 million scheduled principal payment on the convertible subordinated notes and to repurchase $1 million in common stock under the Company's stock repurchase plan. Capital expenditures included $778,000 related to construction of the Go-Gro manufacturing facility. In addition, $1.3 million, which was held in escrow since 1997, was used to redeem bonds which had financed the Company's purchase and improvements of the Meridian manufacturing facility.

         The Company's cash and cash equivalents were $8.6 million at March 31, 2000, of which $7.1 million was held in Hong Kong. Certain restrictions in the Company's Hong Kong credit facility limit the Company's ability to transfer these funds to other operations. The Company currently plans to use a portion of its Hong Kong cash balance to fund the construction of phase III of its Go-Gro manufacturing facility.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT AND LEASING FACILITIES, BONDS, MORTGAGE AND CONVERTIBLE SUBORDINATED
NOTES

         The Company has a $25 million credit facility with a group of U.S. commercial banks. This facility provides credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matures March 31, 2002. Borrowings under the facility bear interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.8% through March 31, 2000 and LIBOR plus 2.0% beginning April 1, 2000). Obligations under this facility are secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The Company is required to comply with various convenants in connection with this facility. In addition, the agreement prohibits the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At March 31, 2000, the Company had used $14.4 million under this credit facility and $10.6 million was available for additional borrowings.

         The Company has a credit facility with a Canadian bank which provides four million Canadian dollars or U.S. equivalent (approximately U.S. $2.8 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7.5% at March 31, 2000) and U.S. dollar advances bear interest at the U.S. base rate of the bank (9.5% at March 31, 2000). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays an annual commitment fee of
 .25% based on the unused portion of the facility. At March 31, 2000, total Canadian and U.S. dollar borrowings amounted to U.S. $1.9 million (included in current notes payable-credit lines) and U.S. $726,000 was available under the borrowing base calculation.

         The Company has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9.25% at March 31, 2000). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. This facility is repayable upon demand and is subject to an annual review by the bank. At March 31, 2000, the Company had used $932,000 of this line for letters of credit (there were no borrowings) and U.S. $3.6 million was available.

         In October 1999, the Company borrowed 11.7 million in Chinese Renminbi (approximately U.S. $1.4 million) from a Chinese bank. The loan bears interest at 5.85%, payable monthly, and repayment is due in October 2000. The agreement requires the Company to maintain U.S. $1.5 million in a bank account as collateral.

         The Company has outstanding $5.1 million of 8% convertible subordinated notes due March 15, 2002. The notes are convertible into common shares of the Company's stock at a conversion price of $6.63 per share, subject to certain anti-dilution adjustments (as defined in the Note Agreement), at any time prior to maturity. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company and the notes are callable at the option of the Company with certain required premium payments. A principal payment of approximately $2.5 million is required on March 15, 2001 and the remaining outstanding principal and interest are due in full on March 15, 2002. Interest is payable semiannually. The Company expects to make its payments on this debt with funds generated from operations and obtained from its $25 million U.S. credit facility. The terms of the Note Agreement require the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the Note Agreement prohibits the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limits the purchase or retirement of any shares of capital stock or other capital distributions.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and a $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.2% at March 31, 2000) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.1 million direct pay letter of credit which is not included in the Company's $25 million U.S. credit line. The unpaid balance of these bonds was $6.9 million at March 31, 2000. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

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

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $592,000 was available at March 31, 2000. In addition, the Company has a leasing facility for $9 million Hong Kong dollars (approximately U.S. $1.2 million) with a Hong Kong financial institution to finance the purchase of equipment for its China facilities which had no amounts available at March 31, 2000.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $927,000 at March 31, 2000.

OTHER

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be and was completed by April 1, 1997. The remainder of the construction was to be completed by December 31, 1999; however, the Company has exercised its rights to extend the construction date to December 31, 2000 by incurring an extension fee. The total cost for this project is estimated at $16.5 million (of which $10.6 million had been expended as of March 31, 2000) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $589,000 had been accrued as of March 31, 2000. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999 and expects to fund this construction with cash generated from operations.

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $12.8 million and $6.5 million for the six months ended March 31, 2000 and 1999, respectively.

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

         During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing $120,000 annually for this self-insurance provision and has accrued $150,000 for this contingency as of March 31, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         In November 1998 the Company's Board of Directors authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. Subsequently the Company received authorization from its Board and lenders to repurchase an additional $212,000. As of May 5, 2000, the Company had repurchased 579,900 shares for approximately $2.2 million.

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

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding listing criteria for companies which have shares traded on the NYSE. The new rules change and increase the requirements to maintain a NYSE listing. As of March 31, 2000, the Company did not meet one of the new rules, which requires that any NYSE listed company, which has a total market capitalization of less than $50 million, maintain minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of March 31, 2000 was $49.1 million. The Company believes it can meet the new listing rules and, as requested by the NYSE, has provided the NYSE with its plan to meet the new standard by February 2001. The Company's plan was accepted by the NYSE in October 1999. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is unable to achieve the plan's objectives, the Company's shares could be delisted from the NYSE, however the Company believes other trading venues are available for its stock.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED

         The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company also sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business was to be devalued against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position. While the Company periodically borrows in Canadian dollars, Hong Kong dollars and Chinese Renminbi, and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates) the Company does not otherwise hedge its foreign currency exposure. During the six months ended March 31, 2000 the Company recorded foreign currency gains or (losses) for its China, Canadian, Mexican and Chilean operations of ($84,000), $77,000, $53,000 and $14,000, respectively.

           Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. The Company believes that increased raw materials prices could have an initial adverse impact on the Company's net sales and income from continuing operations but that, over time, prices charged to its customers can be increased.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's Annual Meeting of Stockholders, held on May 9, 2000, the stockholders voted on the following matters:

         (i) to elect the following seven persons to serve as directors of the Company until the 2001 Annual Meeting of Stockholders:

                  Robert Hersh
                  Ryan Burrow
                  Henry Latimer
                  Robert Lanzillotti
                  Jesse Luxton
                  Howard Steinberg
                  Brion Wise

         (ii) to ratify the appointment of Deloitte & Touche LLP to serve as the Company's auditors for the fiscal year ending September 30, 2000 by a vote of 6,678,192 (93.6%) shares cast for the proposal in favor and 3,555 (.05%) shares against.


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

                                  /s/ ROBERT HERSH
                                 -----------------
                                 Robert Hersh, Chairman, President,
                                 Chief Executive Officer and Director

                                  /s/ DAVID W. SASNETT
                                 ---------------------
                                 David W. Sasnett
                                 Chief Financial Officer, Senior Vice President, Chief Accounting Officer

Date:   May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  11            Schedule of Computation of Diluted Earnings per Share
  27            Financial Data Schedule