Form 10-Q
period 2000-06-30
CATALINA LIGHTING INC
filed 2000-08-11
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ___________________


                          Commission file number 1-9917
                                                -------
                             CATALINA LIGHTING, INC
                             ----------------------
             (Exact name of registrant as specified in its chapter)


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



        ----------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding on August 4, 2000: 7,214,912 shares.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX


PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

           Condensed consolidated balance sheets -
             June 30, 2000 and September 30, 1999........................  3

           Condensed consolidated statements of operations -
             Three and nine months ended June 30, 2000 and 1999..........  5

           Condensed consolidated statements of cash flows -
             Nine months ended June 30, 2000 and 1999....................  6

           Notes to condensed consolidated financial statements..........  8

           Management's discussion and analysis of financial
             condition and results of operations.........................  15

PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings.....................................  24

           ITEM 4  Submission of Matters to a Vote of Security Holders...  24

           ITEM 6  Exhibits and Reports on Form 8-K......................  24

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                              Assets                              June 30,          September 30,
                              ------                                2000                1999
                                                              ---------------      ---------------
                                                                (Unaudited)              *
Current assets
  Cash and cash equivalents                                   $         4,760      $         7,253
  Restricted cash equivalents and short-term investments                1,636                1,721
  Accounts receivable, net of allowances
      of $5,711 and $8,591, respectively                               16,062               20,150
  Inventories                                                          26,134               28,668
  Other current assets                                                  5,016                6,435
                                                              ---------------      ---------------

             Total current assets                                      53,608               64,227

Property and equipment, net                                            24,576               24,737
Goodwill, net                                                          10,218               10,561
Other assets                                                            3,690                2,372
                                                              ---------------      ---------------
                                                              $        92,092      $       101,897
                                                              ===============      ===============



(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                                 (In thousands)

               Liabilities and Stockholders' Equity               June 30,          September 30,
               ------------------------------------                 2000                1999
                                                              ---------------      ---------------
                                                                (Unaudited)              *
Current liabilities
 Accounts and letters of credit payable                       $        15,966      $        14,939
 Notes payable - credit lines                                             406                2,200
 Note payable - other                                                   1,402                   --
 Current maturities of subordinated notes                                  --                2,500
 Current maturities of bonds payable-real estate related                  900                2,210
 Current maturities of other long-term debt                               636                  487
 Other current liabilities                                              6,168                6,437
                                                              ---------------      ---------------
         Total current liabilities                                     25,478               28,773

  Notes payable - credit lines                                          8,300               12,150
  Convertible subordinated notes                                          733                5,100
  Bonds payable - real estate related                                   5,100                6,000
  Other long-term debt                                                  1,435                1,524
  Other liabilities                                                       695                  293
                                                              ---------------      ---------------
          Total liabilities                                            41,741               53,840

Commitments and contingencies

Stockholders' equity
  Common stock, issued and outstanding 7,818
     shares and 7,373 shares, respectively                                 78                   74
  Additional paid-in capital                                           27,956               26,927
  Retained earnings                                                    24,635               22,266
  Treasury stock, 605 shares and 378 shares, respectively              (2,318)              (1,210)
                                                              ---------------      ---------------
           Total stockholders' equity                                  50,351               48,057
                                                              ---------------      ---------------
                                                              $        92,092      $       101,897
                                                              ===============      ===============


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended                     Nine Months Ended
                                                          June 30,                             June 30,
                                           --------------------------------      --------------------------------
                                                2000               1999               2000               1999
                                           -------------      -------------      -------------      -------------
Net sales                                  $      46,705      $      46,315      $     131,946      $     131,246
Cost of sales                                     37,798             36,699            106,143            104,320
                                           -------------      -------------      -------------      -------------
Gross profit                                       8,907              9,616             25,803             26,926

Selling, general and administrative
  expenses                                         6,769              7,465             20,246             21,365
Litigation settlement                                 --             (2,728)                --             (2,728)
Executive management reorganization                   --                 --                788                 --
                                           -------------      -------------      -------------      -------------
Operating income                                   2,138              4,879              4,769              8,289
                                           -------------      -------------      -------------      -------------

Other income (expenses):
   Interest expense                                 (456)              (531)            (1,564)            (1,931)
   Reversal of post judgement interest
      related to litigation settlement                --                893                 --                893
   Other income (expenses)                            54                550                426                848
                                           -------------      -------------      -------------      -------------
Total other income (expenses)                       (402)               912             (1,138)              (190)
                                           -------------      -------------      -------------      -------------

Income before income taxes                         1,736              5,791              3,631              8,099

Income tax provision                                 656              1,918              1,262              2,564
                                           -------------      -------------      -------------      -------------
Net income                                 $       1,080      $       3,873      $       2,369      $       5,535
                                           =============      =============      =============      =============

Weighted average number of
  shares outstanding
         Basic                                     7,163              6,974              7,022              7,075
         Diluted                                   8,409              8,759              8,674              8,570

Earnings per share
         Basic                             $        0.15      $        0.56      $        0.34      $        0.78
         Diluted                           $        0.14      $        0.45      $        0.30      $        0.68


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $     2,369      $     5,535
  Adjustments for non-cash items                                         4,121            3,171
  Change in assets and liabilities                                       7,312           (1,381)
                                                                   -----------      -----------
  Net cash provided by (used in) operating activities                   13,802            7,325
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                             (2,480)          (1,353)
  Proceeds from sale of facility                                            --              948
  Decrease (increase) in restricted cash equivalents and
    short-term investments                                                 738            1,007
                                                                   -----------      -----------
  Net cash provided by (used in) investing activities                   (1,742)             602
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 1,005              235
  Payments to repurchase common stock                                   (1,108)          (1,019)
  Payments on other long term debt and other liabilities                  (478)            (555)
  Payments on bonds payable                                             (2,210)            (980)
  Payment on convertible subordinated notes                             (6,867)              --
  Proceeds from notes payable - credit lines                            31,900           25,900
  Payments on notes payable - credit lines                             (35,750)         (27,100)
  Proceeds from note payable - other                                     1,402               --
  Net proceeds from (payments on) notes payable - credit lines
    due on demand                                                       (1,794)          (1,528)
  Sinking fund redemption payments on bonds                               (653)            (675)
                                                                   -----------      -----------
  Net cash provided by (used in) financing activities                  (14,553)          (5,722)
                                                                   -----------      -----------

  Net increase (decrease) in cash and cash equivalents                  (2,493)           2,205
  Cash and cash equivalents at beginning of period                       7,253            1,790
                                                                   -----------      -----------
  Cash and cash equivalents at end of period                       $     4,760      $     3,995
                                                                   ===========      ===========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                       Supplemental Cash Flow Information

                                                    Nine Months Ended
                                                         June 30,
                                          ------------------------------------
                                                2000                 1999
                                          ----------------     ---------------
                                                      (In thousands)
       Cash paid (received) for:
          Interest                        $      1,656           $     1,618
          Income taxes                    $       (382)          $     2,190



During the nine months ended June 30, 2000, total capital lease obligations incurred for new computer equipment aggregated $427,000.



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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended June 30, 2000 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current periods' presentation.

Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130")," which establishes standards for reporting and display of comprehensive income and its components. The Company's net income for the three and nine months ended June 30, 2000 and 1999 equals comprehensive income for the same periods.

2.       Inventories

Inventories consisted of the following:

                                            June 30,          September 30,
                                              2000                1999
                                        -----------------   ----------------
                                                   (In thousands)
            Raw materials                $        4,712      $      4,050
            Work-in-progress                      1,093               932
            Finished goods                       20,329            23,686
                                        -----------------   ----------------
            Total inventories            $       26,134      $     28,668
                                        =================   ================


Costs capitalized in finished goods associated with acquiring, storing and preparing inventory for distribution amounted to approximately $1.7 million and $2.2 million at June 30, 2000 and September 30, 1999, respectively.

3.       Property and Equipment, net

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999. The remainder of the construction is required to be completed by December 31, 2000. The total cost for this project is estimated at $16.5 million (of which $12.2 million had been expended as of June 30, 2000) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $588,000 had been paid or accrued as of June 30, 2000.

4.       Notes Payable - Credit Lines

In May 2000, the Company amended its credit facility with a Canadian bank to increase amounts available for borrowings under the facility from $4.0 million to $5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.7 million).

5.       Note Payable - Other

In October 1999, the Company borrowed 11.7 million in Chinese Renminbi (approximately U.S. $1.4 million) from a Chinese Bank. The loan bears interest at 5.85%, payable monthly, and repayment is due in September 2000. The agreement requires the Company to maintain U.S. $1.5 million in collateral.

6.       Convertible Subordinated Notes

On June 30, 2000, the Company prepaid $4.3 million of the $5.1 million outstanding balance on its 8% convertible subordinated notes and the remaining $733,000 was prepaid in July 2000. The $5.1 million balance was due in two equal installments on March 15, 2001 and March 15, 2002. The Company had previously repaid $2.5 million of these notes in March 2000. The Company's 8% subordinated notes were convertible at the option of the holder into common shares of the Company's stock at a conversion price of $6.63 per share at any time prior to maturity.

7.       Stock Options

Stock Options Under Plans

In March 2000, the Company's Board of Directors approved a Stock Option Plan which provides for the issuance of options to employees to purchase 325,000 shares of the Company's common stock at a purchase price equal to the fair market value on the date of the grant. In June 2000, the Company issued options to employees, under this new plan, to purchase 250,000 shares at $3.9375 per share, the market value on such date. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years.

Other Stock Options

In July 2000, the Company issued to certain employees options to purchase 210,000 shares at prices ranging from $4.06 to $4.38 per share, the market value on the date of grant. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


8.       Commitment

In January 2000, the Company renewed a consulting agreement for a two-year period beginning April 1, 2000, for an annual fee of $140,000 payable monthly.

9.       Segment Information

Information on operating segments as of June 30, 2000 and for the three and nine months ended June 30, 2000 and 1999 is as follows (in thousands):

Net Sales:

                                                 Three Months Ended June 30,
                     ---------------------------------------------------------------------------------
                                    2000                                         1999
                     ----------------------------------------- ---------------------------------------
                          External                                External
                         customers   Intersegment      Total     customers   Intersegment      Total
                     ----------------------------------------- ---------------------------------------
United States             $ 31,726      $     166    $ 31,892     $ 35,577      $    674     $ 36,251
China                        7,927         30,578      38,505        4,228        33,554       37,782
Other segments               7,052             48       7,100        6,510           145        6,655
Elimination                      -        (30,792)    (30,792)           -       (34,373)     (34,373)
                     ----------------------------------------- ---------------------------------------
  Total                   $ 46,705      $       -    $ 46,705     $ 46,315      $      -     $ 46,315
                     ========================================= =======================================

                                                 Nine Months Ended June 30,
                     ---------------------------------------------------------------------------------
                                    2000                                         1999
                     ----------------------------------------- ---------------------------------------
                          External                                External
                         customers   Intersegment      Total     customers   Intersegment      Total
                     ----------------------------------------- ---------------------------------------
United States             $ 88,359       $    716    $ 89,075     $ 99,992      $  1,434     $101,426
China                       20,329         82,594     102,923       14,232        88,640      102,872
Other segments              23,258            169      23,427       17,022           306       17,328
Elimination                      -        (83,479)    (83,479)           -       (90,380)     (90,380)
                     ----------------------------------------- ---------------------------------------
  Total                   $131,946       $      -    $131,946     $131,246      $      -     $131,246
                     ========================================= =======================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


9.       Segment Information (continued)

Net Sales by Location of External Customers:

                                            Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                        ------------------------      ------------------------
                                           2000           1999          2000            1999
                                        ---------      ---------      ---------      ---------
United States                           $  31,735      $  35,578      $  88,474      $ 100,218
Canada                                      5,954          4,228         19,646         13,207
Other countries                             9,016          6,509         23,826         17,821
                                        ---------      ---------      ---------      ---------
Net sales                               $  46,705      $  46,315      $ 131,946      $ 131,246
                                        =========      =========      =========      =========

Segment Contribution:                       Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                        ------------------------      ------------------------
                                           2000           1999          2000            1999
                                        ---------      ---------      ---------      ---------
United States                           $     664      $   1,886      $   1,739      $   4,012
China                                       1,865          1,083          4,669          4,118
Other segments                                (13)           352            570           (754)
                                        ---------      ---------      ---------      ---------
  Subtotal for segments                     2,516          3,321          6,978          7,376
Litigation settlement                          --          2,728             --          2,728
Executive management reorganization            --             --           (788)            --
Reversal of post judgement interest
  related to litigation settlement             --            893             --            893
Parent/administrative expenses               (780)        (1,151)        (2,559)        (2,898)
                                        ---------      ---------      ---------      ---------
  Income before income taxes            $   1,736      $   5,791      $   3,631      $   8,099
                                        =========      =========      =========      =========

Interest Expense (1):                       Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                        ------------------------      ------------------------
                                           2000           1999          2000            1999
                                        ---------      ---------      ---------      ---------
United States                           $      58      $     204      $     330      $     738
China                                         172            234            630            733
Other segments                                 86            109            355            324
                                        ---------      ---------      ---------      ---------
  Subtotal for segments                       316            547          1,315          1,795
Parent interest expense                       140            (16)           249            136
                                        ---------      ---------      ---------      ---------
  Total interest expense                $     456      $     531      $   1,564      $   1,931
                                        =========      =========      =========      =========

Total Assets:
                                          June 30,    September 30,
                                            2000          1999
                                        ------------  ------------
United States                           $    44,762    $   55,411
China                                        50,408        47,316
Other segments                               11,856        13,776
Eliminations                                (14,934)      (14,606)
                                        ------------  ------------
  Total assets                          $    92,092    $  101,897
                                        ============  ============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


9.       Segment Information (continued)

Long-Lived Assets (2):

                                                June 30,           September 30,
                                                  2000                 1999
                                             --------------       --------------
          United States                      $       12,493       $       12,634
          China                                      11,790               11,747
          Other segments                                293                  356
                                             --------------       --------------
            Total long-lived assets          $       24,576       $       24,737
                                             ==============       ==============

Expenditures for Additions to Long-Lived Assets (2):

                                                  Nine Months Ended June 30,
                                             -----------------------------------
                                                  2000                 1999
                                             --------------       --------------

          United States                      $          537       $          444
          China                                       1,862                  790
          Other segments                                 81                  119
                                             --------------       --------------
            Total expenditures               $        2,480       $        1,353
                                             ==============       ==============


(1) Parent and inter-segment advances bear interest at the U.S. prime rate. The interest expense shown for each segment is net of interest earned on inter-segment advances.

(2) Represents property and equipment, net.


Major Customers

During the three months ended June 30, 2000 and 1999 one customer (with sales included in United States and other segments) accounted for 30.8% and 26.4%, respectively, of the Company's net sales and during the nine months ended June 30, 2000 and 1999, accounted for 29.5% and 27.6%, respectively, of the Company's net sales. One other customer and an affiliate (with sales included in United States and other segments) accounted for 9.4% and 14.9%, respectively, of net sales for the three months ended June 30, 2000 and 1999 and for 9.2% and 12.0%, respectively, for the nine months ended June 30, 2000 and 1999.

10.      Contingencies

Legal

During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $170,000 for this contingency as of June 30, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


10.      Contingencies (continued)

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

On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through June 30, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of June 30, 2000 was $50.4 million. However, the Company's total market capitalization as of the close of business on August 4, 2000 was only $30.2 million. As requested by the NYSE, the Company had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is ultimately unable to achieve the plan's objectives, the Company's shares could be suspended from trading, however the Company believes other trading venues are available for its stock.

11.      Acquisition

On July 5, 2000, the Company completed a cash offer of approximately 22 million British pounds (approximately $33 million) and acquired Ring PLC ("Ring"), a leading supplier of lighting, automotive after-market products and industrial consumables in the United Kingdom. Ring had revenues of approximately $127 million and net income of $3.5 million for the year ended March 31, 2000. The acquisition will be accounted for under the purchase method. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. This process is not complete, but based upon preliminary estimates the Company anticipates that goodwill of approximately $20 million will be recorded.

Ring has employment agreements with eighteen of its officers and key employees for a total annual salary cost of approximately U.S. $1.8 million. The agreements contain benefit packages including contributions to Ring's pension plan ranging from 5% to 10% of salary and provide for notice periods in the case of termination varying from 6 to 36 months. In addition, the agreements contain post-termination restrictive covenants.

On July 18, 2000, the Company entered into a five-year $75 million credit facility with a bank syndication group, in the process repaying and terminating its existing U.S. credit facility. The new facility consists of two term loans aggregating $30 million to finance the Ring acquisition and $20 million and $25 million for revolving loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K., respectively. The facility provides for quarterly payments on the $30 million term loans aggregating $1,250,000 for fiscal 2000, $5,125,000 for fiscal 2001, $5,625,000 for fiscal 2002, $6,125,000 for fiscal 2003, $6,625,000 for fiscal
2004 and $5,250,000 for fiscal 2005. Borrowings under the facility bear interest, payable monthly, at the Company's option of either the prime rate plus 1.75% (11.25% at August 4, 2000) or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (9.37% at August 4, 2000). Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian and Hong Kong subsidiaries. The agreement contains covenants requiring that the

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


Company maintain a minimum level of equity and meet certain debt to adjusted earnings and fixed charge coverage ratios. Borrowings are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. and U.K. receivables and inventory. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of
 .50% per annum based on the unused portion of the facility.

12.      New Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending December 31, 2000. The Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Based on the Company's initial evaluation, the Company believes SAB 101 will not have a material impact on its financial position or results of operations.

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

         In the following comparison of the results of operations, the three and nine months ended June 30, 2000 and 1999 are referred to as 2000 and 1999, respectively.

Comparison of Three Months Ended June 30, 2000 and 1999

         Net sales and gross profit for 2000 were $46.7 million and $8.9 million, respectively, as compared to $46.3 million and $9.6 million, respectively, for 1999. The Company generated net income of $1.1 million ($.14 per share) in 2000 compared to $3.9 million ($.45 per share) in 1999. In 1999, results from operations benefited from the reversal of a $2.7 million provision related to litigation with a former officer of the Company and of an $893,000 provision for post judgement interest. The reversal of these non-recurring items and related expenses increased diluted earnings per share in 1999 by $.24. Diluted earnings per share, excluding non-recurring items and related expenses, was $.14 in 2000 as compared to $.21 in 1999.

         The $390,000 increase in net sales from the prior year reflects higher unit sales to European and Mexican customers, as unit sales to U.S. customers declined for the period. The increase in international sales is attributable to additions to core programs and new product placements. In 2000, sales to U.S. customers and international customers were $31.7 million and $15.0 million, respectively, and in 1999 such sales were $35.6 million and $10.7 million, respectively. Approximately 81% of the Company's sales in 2000 were made on a direct basis as compared to 79% in 1999. Lamp sales decreased by $3.0 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $3.4 million. Lamps and lighting fixtures accounted for 57% and 43% of net sales in 2000, respectively, compared to 64% and 36% in 1999, respectively. In 2000 and 1999, Home Depot accounted for 30.8% and 26.4%, respectively, of the Company's net sales. Wal-Mart and an affiliate accounted for 9.4% and 14.9% of net sales in 2000 and 1999, respectively.

         Gross profit decreased by $709,000 in 2000 and, as a percentage of sales, from 20.8% in 1999 to 19.1% in 2000, reflecting a shift in product mix, less warehouse sales and added product development costs.

         Presently, most of the Company's major customers (including Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 77% of the Company's sales to U.S. customers in 2000 were made on a direct basis as compared to 75% in 1999. Warehouse sales to U.S. customers declined each fiscal year in the five year period commencing fiscal 1995, when the Company's present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 23%. This percentage decline represents a significant

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


decrease in sales dollars. The Company lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998. The Company is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. The Company is also evaluating other strategic alternatives to reduce overall warehousing costs. The Company may experience further declines in sales made from its U.S. warehouse and in its U.S. warehouse inventories and, at least in the short term, may be unable to reduce its overall U.S. warehousing costs. Declines in warehouse sales could also adversely impact the Company's gross profits in the future.

         Selling, general and administrative expenses ("SG&A") decreased by $696,000 reflecting a decrease in professional fees ($461,000) and a decrease in bonuses for U.S. employees ($360,000).

         Interest expense decreased to $456,000 in 2000 from $531,000 in 1999 primarily reflecting a decrease in average outstanding borrowings.

         Other income for 2000 consisted primarily of interest income ($123,000), income from joint ventures ($72,000) and other miscellaneous income ($41,000). Other income in 2000 was reduced by a net foreign currency loss of $182,000. Other income in 1999 consisted primarily of a gain on sale of the Company's Meridian facility ($194,000), interest income ($108,000), income from joint ventures ($57,000), a net foreign currency gain ($48,000) and miscellaneous income ($143,000).

         The effective income tax rates for 2000 and 1999 were 37.8% and 33.1%, respectively. The increase in the tax rate from 1999 to 2000 reflects higher anticipated proportionate Canadian source income, which is taxed at a higher rate than other foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its effective consolidated income tax rate for the 1999 fiscal year and subsequent years.

Comparison of Nine Months Ended June 30, 2000 and 1999

         Net sales and gross profit for 2000 were $131.9 million and $25.8 million, respectively, as compared to $131.2 million and $26.9 million, respectively, for 1999. The Company generated net income of $2.4 million ($.30 per share) in 2000 compared to $5.5 million ($.68 per share) in 1999. In 2000, results from operations included a $788,000 charge related to the settlement of the Company's contractual obligation with a former executive officer who left the employ of the Company in December 1999 pursuant to a reorganization of the Company's executive management structure. In 1999, results from operations benefited from the reversal of a $2.7 million provision related to litigation with a former officer of the Company and the reversal of the related $893,000 provision for post judgement interest. Diluted earnings per share, as adjusted to exclude these non-recurring items, was $.36 in 2000 as compared to $.45 in 1999.

         The $700,000 increase in net sales from the prior year primarily reflects higher unit sales to Canadian, European and Mexican customers attributable to additions to core programs and new product placements. These higher sales offset lower unit sales and an overall sales decline to U.S. customers. In 2000, sales to U.S. customers and international customers were $88.5 million and $43.4 million, respectively, and in 1999 such sales amounted to $100.2 million and $31.0 million, respectively. Approximately 77% and 76% of the Company's sales were made on a direct basis in 2000 and 1999, respectively. Lamp sales decreased by $3.7 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $4.4 million. Lamps and lighting fixtures accounted for 61% and 39% of net sales in 2000 compared to 64% and 36% in 1999, respectively. In 2000 and 1999, Home Depot accounted for 29.5% and 27.6%, respectively, of the Company's net sales. Wal-Mart and an affiliate accounted for 9.2% and 12% of net sales in 2000 and 1999, respectively.

         Presently, most of the Company's major customers (including Home Depot and Wal-Mart) purchase from the Company primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the Company's warehouse. Approximately 77% of the Company's sales to U.S. customers in 2000 were made on a direct basis as compared to 75% in 1999. Warehouse sales to U.S. customers declined each fiscal year in the five-year

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


period commencing fiscal 1995, when the Company's present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 23%. This percentage decline represents a significant decrease in sales dollars. The Company lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998. The Company is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. The Company is also evaluating other strategic alternatives to reduce overall warehousing costs. The Company may experience further declines in sales made from its U.S. warehouse and in its U.S. warehouse inventories and, at least in the short term, may be unable to reduce its overall U.S. warehousing costs. Declines in warehouse sales could also adversely impact the Company's gross profits in the future.

         Selling, general and administrative expenses ("SG&A") decreased by $1.1 million reflecting a decrease in bonuses for U.S. employees ($641,000), a decrease in merchandising and tradeshow expenses ($279,000) and a decrease in professional fees ($190,000).

         Interest expense decreased to $1.6 million in 2000 from $1.9 million in 1999 reflecting a $212,000 decrease in interest accrued on a litigation judgment settled in June 1999 and lower average outstanding borrowings.

         Other income for 2000 consisted primarily of interest income ($346,000), income from joint ventures ($178,000) and other miscellaneous income ($20,000). Other income in 2000 was reduced by a net foreign currency loss of $118,000. Other income in 1999 consisted primarily of a gain on sale of the Company's Meridian facility ($194,000), interest income ($260,000), income from joint ventures ($113,000) and miscellaneous income ($405,000). Other income in 1999 was reduced by a net foreign currency loss of $124,000.

         The effective income tax rates for 2000 and 1999 were 34.8% and 31.7%, respectively. The increase in the tax rate from 1999 to 2000 reflects higher anticipated proportionate Canadian source income, which is taxed at a higher rate than other foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. As a result of recent Internal Revenue Service ruling and proposed and temporary regulations, the Company has restructured its international operations in order to retain favorable U.S. tax treatment of foreign source income. Should this restructuring ultimately prove unsuccessful, the Company will likely experience an increase in its effective consolidated income tax rate for the 1999 fiscal year and subsequent years.

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

Cash Flows and Financial Condition

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $2.5 million from September 30, 1999 to June 30, 2000.

         The Company's operating activities provided $13.8 million in net cash for the nine months ended June 30, 2000, as the Company earned $2.4 million for the period and inventories and accounts receivable decreased by $2.5 million and $4.1 million, respectively, from September 30, 1999. The decrease in consolidated inventories reflects a $4.2 million planned reduction in U.S. inventories consistent with a decline in U.S. warehouse sales for the nine months ended June 30, 2000 of approximately $4.6 million.

         The Company used the net cash provided by operations for the nine months ended June 30, 2000 for capital expenditures and to pay down outstanding obligations. Capital expenditures for the period totaled almost $2.5 million, of

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


which $1.9 million related to the planned expansion of the Go-Gro manufacturing facility and Go-Gro equipment purchases. In addition to a $2.5 million scheduled repayment, the Company elected to make a $4.3 million prepayment on its convertible subordinated notes. Borrowings under U.S. and Canadian credit facilities were reduced by $5.6 million, and $1.1 million in common stock was repurchased under a stock repurchase plan.

         As discussed in the following paragraphs, in July 2000 the Company completed a major acquisition and funded this acquisition with a new credit facility.

Acquisition and Credit Facilities

         At June 30, 2000 the Company maintained a $25 million credit facility with a group of U.S. commercial banks. This facility provided credit in the form of revolving loans, acceptances, and trade and stand-by letters of credit and matured March 31, 2002. Borrowings under the facility bore interest, payable monthly, at the Company's preference of either the prime rate or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (LIBOR plus 1.6% through June 30, 2000 and LIBOR plus 1.8% beginning July 1, 2000). Obligations under this facility were secured by substantially all of the Company's U.S. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian subsidiary. The Company was required to comply with various convenants in connection with this facility. In addition, the agreement prohibited the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval was obtained from the lenders. At June 30, 2000, the Company had used $8.3 million under this credit facility and $12.0 million was available for additional borrowings.

         On July 5, 2000 the Company acquired Ring Plc ("Ring"), a leading supplier of lighting, automotive after-market products and industrial consumables in the United Kingdom. Ring had revenues of approximately $127 million and net income of $3.5 million for the year ended March 31, 2000. The acquired business has one major facility and 6 minor ones and employs approximately 475 people. The transaction will be accounted for as a purchase. The Company is in the process of valuing the assets acquired and liabilities assumed for purposes of allocating the purchase price. This process is not complete, but based upon preliminary estimates the Company anticipates that goodwill of approximately $20 million will be recorded.

         The Company funded the Ring purchase price of approximately 22 million British pounds (approximately $33 million) by entering into a new five year $75 million credit facility with a group of banks, in the process repaying and terminating its previous $25 million U.S. credit facility. The new facility consists of two term loans aggregating $30 million to finance the Ring acquisition and $20 million and $25 million for revolving loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K., respectively. Borrowings under the facility bear interest, payable monthly, at the Company's option of either the prime rate plus 1.75% (11.25% at August 4, 2000) or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (9.37% at August 4, 2000). Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 49% of the stock of the Company's Canadian and Hong Kong subsidiaries. The agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain debt to adjusted earnings and fixed charge coverage ratios. Borrowings are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. and U.K. receivables and inventory. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the facility. Scheduled principal repayments for the $30 million in term loans by fiscal year ending September 30 are as follows:

                         2000        $1,250,000
                         2001        $5,125,000
                         2002        $5,625,000
                         2003        $6,125,000
                         2004        $6,625,000
                         2005        $5,250,000

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


         The Company's Canadian subsidiary has a credit facility with a Canadian bank which provides $5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.7 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (8.0% at June 30, 2000) and U.S. dollar advances bear interest at the U.S. base rate of the bank (10.0% at June 30, 2000). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. This facility is payable upon demand and is subject to an annual review by the bank. An annual commitment fee of .25% is payable on the unused portion of the facility. At June 30, 2000, total Canadian and U.S. dollar borrowings amounted to U.S. $406,000 (included in current notes payable-credit lines) and U.S. $2.1 million was available under the borrowing base calculation.

         Go-Gro, the Company's Hong Kong subsidiary, has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9.75% at June 30, 2000). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. This facility is repayable upon demand and is subject to an annual review by the bank. At June 30, 2000, Go-Gro had used $1.5 million of this line for letters of credit (there were no borrowings) and U.S. $3.0 million was available.

         The Company's credit facilities, as well as U.S. income tax considerations, impact the flow of the Company's funds between its major subsidiaries. The Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to other Company subsidiaries to 50% of Go-Gro's pretax profits for the previous twelve months. Go-Gro typically maintains relatively low outstanding borrowings under this facility and management believes Go-Gro could repay and terminate this facility on relatively short notice, eliminating this legal restriction on the transfer of Go-Gro funds. However, any loan made or dividends paid either directly or indirectly by Go-Gro to the Company or its U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in the Company's U.S. income taxes payable and its effective tax rate. The U.S./U.K. credit facility prohibits loans to Go-Gro from either Ring or the Company other than normal intercompany payables arising from trade. This facility permits loans from the Company to Ring, but restricts the flow of funds from Ring to the Company to payments constituting dividends or a return of capital.

         The Company believes that cash generated from operations and funds available from its credit facilities will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future. However, the acquisition of Ring and the related new $75 million credit facility greatly increase the Company's outstanding borrowings and debt service requirements and also raise the Company's overall costs of borrowings. Any material need for cash above current expectations or a significant decline in the Company's profitability could require the Company to take actions such as curtailing capital expenditures, cost-cutting, incurring additional indebtedness and related costs, issuing additional equity securities or selling assets, any or all of which actions could reduce the Company's liquidity and earnings and the scope of its competitive options.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Other Borrowings

         In October 1999, the Company borrowed 11.7 million in Chinese Renminbi (approximately U.S. $1.4 million) from a Chinese bank. The loan bears interest at 5.85%, payable monthly, and repayment is due in September 2000. The agreement requires the Company to maintain U.S. $1.5 million in a bank account as collateral.

         On June 30, 2000, the Company prepaid $4.3 million of the $5.1 million outstanding balance on its 8% convertible subordinated notes and the remaining $733,000 was prepaid in July 2000. A principal payment of approximately $2.5 million was required on March 15, 2001 and the remaining $2.6 million payment was due on March 15, 2002. The notes were convertible into common shares of the Company's stock at a conversion price of $6.63 per share at any time prior to maturity. The notes were subordinated in right of payment to all existing and future senior indebtedness of the Company and were callable at the option of the Company with certain required premium payments. Interest was payable semiannually. The payments were made from funds generated from operations. The terms of the Note Agreement required the Company to maintain specific interest coverage ratio levels in order to increase its credit facilities or otherwise incur new debt and to maintain a minimum consolidated net worth. In addition, the Note Agreement prohibited the declaration or payment of dividends on any shares of the Company's capital stock, except dividends or other distributions payable solely in shares of the Company's common stock, and limited the purchase or retirement of any shares of capital stock or other capital distributions.

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and a $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year from 1996 to 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.7% at June 30, 2000) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.1 million direct pay letter of credit which is not included in the Company's $25 million U.S. credit line. The unpaid balance of these bonds was $6 million at June 30, 2000. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

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

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $645,000 was available at June 30, 2000.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $912,000 at June 30, 2000.

Capital Expenditures

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE is divided 70% to Go-Gro and 30% to the other joint venture partner. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. The remainder of the construction is required to be completed by December 31, 2000. The total cost for this project is estimated at $16.5 million (of which $12.2 million had been expended as of June 30, 2000) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $588,000 had been paid or accrued as of June 30, 2000. SJE began construction of the final phase of this facility in December 1999 and expects to fund this construction with cash generated from operations.

Westinghouse License

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distributes a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The agreement terminates on September 30, 2002. The Company has an option to extend the agreement for an additional ten years. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum payments due. Commencing September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $20.0 million and $14.0 million for the nine months ended June 30, 2000 and 1999, respectively.

NYSE Listing

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through June 30, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's stockholders' equity as of June 30, 2000 was $50.4 million. However, the Company's total market capitalization as of the close of business on August 4, 2000 was only $30.2 million. As requested by the NYSE, the Company had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is ultimately unable to achieve the plan's objectives, the Company's shares could be suspended from trading, however the Company believes other trading venues are available for its stock.

Foreign Currency Risk and Raw Materials Prices

         The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. With the acquisition of Ring in July 2000, the Company has a major capital investment and significant operations in the United Kingdom. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business was to be devalued against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position. While the Company borrows in British pounds, Canadian dollars, Hong Kong dollars and Chinese Renminbi, and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates) the Company does not otherwise hedge its foreign currency exposure. During the nine months ended June 30, 2000 the Company recorded foreign currency gains or (losses) for its China, Canadian, Mexican and Chilean operations of ($118,000), $66,000, ($75,000) and $9,000, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


           Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials prices could have an adverse impact on the Company's net sales and income from continuing operations.

Impact of New Accounting Pronouncements

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending December 31, 2000. The Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Based on the Company's initial evaluation, the Company believes SAB 101 will not have a material impact on its financial position or results of operations.

Other Matters

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

         The People's Republic of China currently enjoys normal trading relations ("NTR"). In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. The United States annually reconsiders the renewal of NTR trading status for the PRC. Members of Congress and the "human rights community" also monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

         During fiscal years 1998 and 1999 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $170,000 for this contingency as of June 30, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         In November 1998 the Company's Board of Directors authorized the repurchase of up to $2 million of common shares of the Company from time to time in the open market or in negotiated purchases. Subsequently the Company received authorization from its Board to repurchase an additional $700,000. As of August 4, 2000, the Company had repurchased 604,900 shares for approximately $2.3 million.

         On March 21, 2000, the Company's Board of Directors approved a Stock Option Plan which provides for the issuance of options to purchase 325,000 shares of the Company's common stock at a purchase price equal to the fair market value on the date of grant. In June 2000, the Company issued to certain employees, under the new plan, options to purchase 250,000 shares at $3.9375 per share, the market value on such date. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years. In July 2000, the Company also issued to other employees, outside of its option plans, options to purchase 210,000 shares at prices ranging from $4.06 to $4.38 per share, the market value on such date. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years.

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

         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.196 Third Amendment to Financing Agreement between Catalina Lighting Canada (1992), Inc. and National Bank of Canada dated May 15, 2000.

         11          Schedule of Computation of Diluted Earnings per Share.

         27          Financial Data Schedule.

(b)      Reports on Form 8-K

         On June 7, 2000, a form 8-K was filed concerning the commencement of a cash offer of approximately $33 million to acquire all of the outstanding ordinary and convertible preference shares of U.K.- based Ring PLC.

         On July 20, 2000, a form 8-K was filed concerning the completion of a cash offer for all of the outstanding ordinary and convertible preference shares of U.K.- based Ring PLC.

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

                                             /s/ Robert Hersh
                                            -----------------
                                            Robert Hersh, Chairman, President,
                                            Chief Executive Officer and Director




                                             /s/ David W. Sasnett
                                            ---------------------
                                            David W. Sasnett
                                            Chief Financial Officer, Senior Vice
                                            President, Chief Accounting Officer


Date:   August 11, 2000

                                 Exhibit Index

Exhibit No.        Exhibit Description
-----------        -------------------

   10.196 Third Amendment to Financing Agreement between Catalina Lighting Canada (1992), Inc. and National Bank of Canada dated May 15, 2000.

   11              Schedule of Computation of Diluted Earnings per Share.

   27              Financial Data Schedule.