Form 10-K
period 2000-09-30
CATALINA LIGHTING INC
filed 2000-12-29
CIK 822665

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -----------------------

                           Commission File No: 1-9917

                             CATALINA LIGHTING, INC.
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                       59-1548266
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
                                             ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock, as reported by the New York Stock Exchange, on December 26, 2000 was $14.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Company for its 2001 Annual Meeting of Stockholders or the Company's Form 10K/A are incorporated by reference into Part III.

         Number of shares outstanding of Registrant's common stock, as of December 26, 2000: 7,357,880.

                            Exhibit Index at Page 70

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

         Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation expectations as to future sales and operating results as discussed under "Outlook," and the discussion under "Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit the Company's margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of the Company's products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can effect demand and pricing for the Company's products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital, the ability to satisfy covenants under credit and loan agreements and the impact of increases in borrowing costs, each of which affect the Company's short-term and long-term liquidity and ability to operate as a going concern; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.           BUSINESS.
                  ---------
General
         The Company designs, manufactures, contracts for the manufacture of, imports, warehouses and distributes a broad line of lighting fixtures and lamps under the Westinghouse(R) brand, and the Catalina(R), Dana(R), Ring and Illuminada(R) trade names. The Company also functions as an original equipment manufacturer, selling goods under its customers' private labels. The Company sells in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores, and hardware stores. The Company also sells its products in the United Kingdom, continental Europe, Canada, Mexico and South America. Currently, its product line is comprised primarily of lighting fixtures and lamps. The Company has supplemented its product lines through acquisitions but has remained focused on lighting products. Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974, started selling lighting in 1985, and became a public company in 1988.

         On July 5, 2000, the Company acquired Ring Limited, formerly Ring PLC ("Ring"), a leading supplier of lighting, automotive aftermarket products and industrial consumables in the United Kingdom. The Company paid approximately $33.8 million for Ring, and the acquisition has been accounted for under the purchase method. Goodwill of $21.3 million was recorded as a result of this transaction.

         Ring had revenues of $116.3 million and operating income of $3.6 million for its most recent fiscal year ended June 30, 2000. Ring's total assets and stockholders' equity as of June 30, 2000 were $49.2 million and $12.6 million, respectively. Operating results for Ring from the date of acquisition to September 30, 2000 (excluding related goodwill amortization and financing costs aggregating $1.1 million) and the results for the comparable prior year quarter ended September 30, 1999, are as follows (in thousands):

                                           Quarter Ended September 30,
                                        ---------------------------------
                                          2000                    1999
                                        ---------               ---------
Sales                                   $ 24,529                $ 26,680
Gross profit                            $  3,459                $  4,583
Income (loss) before taxes              $   (188)               $    846

         In July 2000, the Company entered into a five-year $75 million credit facility with a bank syndication group to fund the Ring acquisition and the Company's U.S. and U.K. operations (see "Liquidity and Capital Resources").

Products

         The Company markets a diverse product line, consisting principally of lighting products used primarily in residential and office environments. The Company's product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures consist of outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by the Company include both table and floor models and may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and any other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass. The Company also sells other lighting-related products such as flashlights, and a small portion of the Company's product line consists of industrial consumables, products for the automotive aftermarket, and train and bus lighting. The Company develops, manufactures and maintains separate product lines for sale in North America, Europe and the United Kingdom due to the different consumer preferences and electrical specifications of each of these markets. The Company may continue to expand its product lines internally or through acquisitions.

Distribution Methods

         The Company utilizes two distribution methods to sell products: direct and warehouse. The backlogs of unshipped orders at September 30, 2000 and 1999 were approximately $25.1 million and $24.9 million, respectively, and at December 15, 2000 and 1999 were approximately $22.0 million and $24.3 million, respectively. Although these orders are subject to cancellation by the customers, the Company believes substantially all such orders are firm.

         The Company's direct sales are made either by delivering lighting products to the customers' common carriers at a shipping point in China or by shipping the products from China directly to customers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable) or on open credit with the Company. Upon receipt of a customer's transferable letter of credit, the Company transfers the portion of the letter of credit covering the cost of merchandise to its supplier. The terms of the transfer provide that draws may not be made by the supplier until the Company is entitled to be paid pursuant to the terms of the customer's letter of credit. The Company has the right to draw upon the customer's letter of credit once the products are inspected by the Company or its agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. With the exception of sales made into Europe, direct sales are made by one of the Company's North American subsidiaries. The Company's China manufacturing and sourcing subsidiary, Go-Gro Industries, Ltd. ("Go-Gro"), either manufactures or procures the product for the Company's North American subsidiaries, and records an intercompany sale when the products are delivered to the carrier or shipped. For fiscal years ended September 30, 2000 and 1999, 69% and 75%, respectively, of net sales were attributable to direct sales.

         The Company also purchases products for its own account and warehouses the products for subsequent resale to customers. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales usually command higher per unit sales prices than direct sales of the same items. The Company owns a 473,000 square foot warehouse facility near Tupelo, Mississippi, leases warehousing facilities in Toronto and Mexico City and owns and leases various warehouses facilities in the U.K. For the fiscal years ended September 30, 2000 and 1999, warehouse sales accounted for 31% and 25%, respectively, of net sales.

         The relative proportion of the Company's sales generated by each method is dependent upon customer buying preferences and Company sales strategies. Purchasing on a direct basis allows the customer to generally pay a lower per unit price than purchasing the same items from the warehouse, but such method typically requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer buying preferences often vary from customer to customer and are subject to change. Over the past six years, the Company's larger U.S. customers have greatly increased their direct business with the Company while reducing their purchases from the warehouse. Substantially all of Ring's sales are warehouse sales.

Business Segments

         For internal management reporting purposes the Company operates three primary business segments, which also correspond to the major geographic segments of the Company's business: Catalina Industries (United States), Go-Gro Industries (China) and Ring Limited (United Kingdom). The Company added the United Kingdom as a primary business segment with the acquisition of Ring PLC on July 5, 2000. The Company also maintains parent company corporate administrative offices in Miami, Florida and other operating subsidiaries in Canada (Catalina Canada), Mexico (Catalina Mexico) and South America. Sales for each primary segment for the fiscal years ended September 30, 2000, 1999 and 1998 (in thousands) are set forth in the table below. Sales for Ring for 2000 represent sales from July 5, 2000 to September 30, 2000.

                                                             Years Ended September 30,
                                                -------------------------------------------------
                                                  2000                1999                 1998
                                                --------             --------            --------
         Catalina Industries                    $122,222             $135,308            $123,385
         Go-Gro Industries                       141,356              136,945             111,344
         Ring Limited                             24,529                    -                   -
         Others                                   29,914               23,806              18,632
         Intersegment eliminations              (115,391)            (119,498)            (91,501)
                                                --------             --------            --------
                                                $202,630             $176,561            $161,860
                                                ========             ========            ========

See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements for financial information by primary segment.


Catalina Industries (United States)
-----------------------------------

         Catalina Industries designs, imports, warehouses and distributes lighting fixtures and lamps in the United States to major retailers, including home centers, office superstore chains, mass merchandisers, discount department stores and warehouse clubs. Order entry, customer service and other support functions for this segment are performed at the corporate headquarters in Miami, Florida and at another office located in Boston, Massachusetts. To improve customer service and lower costs the Company finalized plans in September 2000 to close the Boston office and consolidate its functions into its Miami headquarters. This consolidation was completed in December 2000. Catalina Industries also owns and operates a 473,000 square foot distribution facility located near Tupelo, Mississippi.

         Catalina Industries sells its products under the Westinghouse(R) brand, the Catalina(R), Dana(R), and Illuminada(R) trade names, and also under its customers' private labels. Catalina Industries markets a diverse product line used primarily in residential and office settings. Its product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures consist of outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by Catalina Industries include both table and floor models and may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass.

         Catalina Industries purchases its products from Go-Gro, the Company's China manufacturing and sourcing subsidiary. These products are manufactured by Go-Gro or purchased from other factories by Go-Gro. Catalina Industries arranges for the shipment of its products directly from Go-Gro or other China factories to the customers' distribution centers or stores. Catalina Industries also sells and ships from its Mississippi distribution facility (see "Distribution Methods").

         Catalina Industries' business is somewhat seasonal in nature. Historically this segment's sales have been greater during the quarters ended June 30 and September 30 due to home improvement activity occurring in the spring and summer and retailer back-to-school promotions.

         Catalina Industries competes on the basis of service, price and scope of product offerings (see "Strategy"). Its industry is highly fragmented, with no one competitor or small group of competitors possessing a dominant market position (see "Competition").

         Home Depot and Wal-Mart represent the two largest customers of this segment constituting 32.6% and 10.5% respectively, of this segment's sales, and 23.2% and 9.3%, respectively, of the Company's consolidated sales in fiscal 2000. These customers and two others constituted 63% of this segment's sales for 2000 and 1999.

         At December 15, 2000 and 1999, the backlog of orders for Catalina Industries amounted to $8.9 million and $13.6 million, respectively. While any of these orders could be cancelled by the customer prior to shipment management believes, based upon experience, substantially all of these orders will be shipped.


Go-Gro Industries (China)

         Catalina Industries, Catalina Canada and Catalina Mexico obtain almost all of their lighting products from Go-Gro which both manufactures products and purchases products from independent suppliers primarily located in China. In addition, Ring has historically purchased a small amount of its products from Go-Gro. Go-Gro maintains administrative offices in Hong Kong and manufacturing facilities in the Guangdong Province of China.

         Go-Gro's manufacturing operations are conducted through its Chinese subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), which both leases and owns factory buildings in the Guangdong Province. Through fiscal 2000, SJE was a cooperative joint venture between Go-Gro and Shenzhen Baoanqu Fuda Industries Co., Ltd. ("Fuda"), a Chinese company. Under the terms of the cooperative joint venture with Fuda, Go-Gro owned 70% of SJE's land use rights, building and equipment, and received 100% of SJE's profits and losses. Fuda owned the remaining 30% of SJE's land use rights and property, for which it received a management fee of approximately $400,000 annually. SJE also leases three factory buildings from Fuda. In September 2000 Go-Gro purchased Fuda's 30% interest in SJE's land use rights and property for approximately $1.0 million.

         Go-Gro's owned manufacturing facilities were constructed pursuant to a Land Use Agreement entered into in April 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides SJE with the non-transferable right to use approximately 467,000 square feet of land in Bao-An County, China until January 18, 2042. Under this agreement SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997, and the remainder of the construction is underway and should be completed in 2001.

         Go-Gro manufactures a wide range of products, including lamps, recessed lighting fixtures, track lighting fixtures and flashlights. Goods produced by Go-Gro constituted approximately 40% in 2000 and 1999 of the total products either purchased or manufactured by the Company. Go-Gro sells the products it manufactures to other Company subsidiaries at prices established by management intended to provide an appropriate profit allocation between the manufacturing and distribution activities of the Company.

         The raw materials and components essential to Go-Gro's manufacturing process are purchased from distributors and manufacturers located in various countries as follows: plastic resin (Germany, China, Japan, Thailand, Korea and Taiwan), steel (Korea, Japan, Taiwan and China), cable (China and Taiwan), light bulbs (China, Taiwan, Germany, Indonesia and Hong Kong) and various other components (China, Europe, U.S., Taiwan and others).

         Through Go-Gro, Catalina Industries and other Company subsidiaries arrange for, and coordinate, the purchase of a significant volume of products from independent Chinese manufacturers. See "Dependence on China".

         The Company chooses its contract manufacturers based on price, quality of merchandise, reliability and ability to meet the Company's timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. Go-Gro, Ring Limited, or the customer is often required to post a letter of credit prior to shipment.

         Go-Gro  employees  supervise the Company's  manufacturing  contractors.
These employees' responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing quality assurance functions including inspection at various stages, tracking costs, performing and/or working with engineering, and oversight of the manufacturing processes. The Company maintains a quality control and quality assurance program and has established inspection and test criteria for each of its products. These methods are applied by Go-Gro or its agents regularly to product samples in each manufacturing location prior to shipment and shipments are tested for quality control inspection.

         In addition to its sales to other Company subsidiaries, Go-Gro sells directly for its own account to European distributors and retailers. Such sales were approximately $27 million and $19.5 million in 2000 and 1999, respectively. At December 15, 2000 and 1999, Go-Gro's backlog of orders to third parties amounted to $5.5 million and $6.3 million, respectively.

Ring Limited (United Kingdom)
-----------------------------

         The Company acquired Ring Limited (formerly Ring PLC) ("Ring") on July 5, 2000. Ring is a wholesaler and distributor headquartered in Leeds, England consisting of eight companies comprising three operating divisions: Ring Lighting, Ring Automotive and Consumables. These divisions are engaged in the sale of lighting, automotive after-market and industrial consumable products in the United Kingdom.

         Ring Lighting, a division of Ring Lamp Company, Ltd., sells a product line of lamps and lighting fixtures comparable to that offered by Catalina Industries. These products are sold from warehouse facilities under the Ring trade name or the customers' label to a variety of retailers in the U.K., including home centers and mass merchandisers. B&Q, a subsidiary of Kingfisher PLC, is the largest customer of this division. Sales to B&Q comprised 21% and 37% of Ring's consolidated sales for the year ended June 30, 2000 and the period from July 5, 2000 to September 30, 2000, respectively. The lighting division purchases its products from independent suppliers located worldwide including China, the U.K. and the rest of Europe, with China being the dominant supply source, accounting for approximately 50% of the lighting division's purchases for the quarter ended September 30, 2000. A wide variety of competitors exist for this division including U.K., European and Chinese manufacturers and other U.K. distributors and importers. Ring competes on the basis of service, product range and price, and does not believe any competitor has a dominant position in the lighting markets it serves. The lighting division comprised 61% of Ring's consolidated sales for the year ended June 30, 2000, and 63% of Ring's consolidated sales for the period from July 5, 2000 to September 30, 2000.

         Ring Automotive consists of the automotive division of Ring Lamp Company, Ltd. and four companies: Grove Products (Caravan Accessories) Ltd., Lighten Point Corporation Europe, Ltd., Lancer Products Ltd. and BMAC Ltd. These companies sell an extensive line of products under each company's trade name or under the customers' label, to the caravan, train and automotive aftermarkets. Products sold include replacement headlights, antennas, security devices, caravan accessory systems, flasher units and relays, windshield wiper blades and wash systems, steering wheels, engine and suspension components and other automotive electrical components. In addition, BMAC sells lighting used in the manufacture of trains and buses. A number of competitors are present in each segmental market of this division including manufacturers and other U.K. distributors and importers, but it is believed that no competitor has a dominant position in these markets other than for H Burden Ltd. in the caravan sector. Ring Automotive competes on the basis of service, product range and price. This division obtains most of its products from suppliers located in the U.K. and China. The automotive division comprised 29% of Ring's consolidated sales for the year ended June 30, 2000, and 27% of Ring's consolidated sales for the period from July 5, 2000 to September 30, 2000.

         Van-Line Ltd., Arctic Products, Ltd., and PH Products form Ring's consumables division. Van-Line is a leading supplier of workshop consumables and brand tools to independent distributors. Arctic Products sells portable pipe freezing equipment. PH Products sells a variety of products for the plumbing and gas industry, including smoke alarms, carbon monoxide detectors, soldering sprays and pressurized air cans. Approximately 10% of Ring's consolidated sales were generated in the consumables division for the year ended June 30, 2000 and for the period from July 5, 2000 to September 30, 2000.

         Ring's  business  is  somewhat  seasonal,   with  slightly  more  sales
occurring in the winter months.

Strategy

         Economic and other business factors led to a consolidation in the 1990s in the retail sector for consumer products, with a limited number of large retailers acquiring ever-increasing market shares. The Company focuses on these major retailers, which include home centers, office product superstores, and mass merchandisers. The Company's strategies to strengthen its relationships and increase its sales with these major retailers include the following:

1. International Expansion - Many of the Company's U.S.-based retail customers are expanding internationally. The Company believes these retailers need sophisticated suppliers capable of meeting their worldwide requirements and expanding with them - - manufacturers and distributors, such as the Company, possessing global expertise, resources and operations.

     The Company established operations in Canada in 1992 and in Mexico in 1995 to support the international growth of several key customers. The acquisition of Ring represents a major step for the Company's global distribution network. Management believes Ring strengthens the Company's strategic position by providing both increased access to the U.K. marketplace and an important platform for continental Europe. Ring will enable the Company to better service its major North American customers upon their entry into the U.K. and other European markets.

2. Customer-Centric Activities - The Company attempts to increase its value to each major customer and differentiate itself from its competition by "customizing" its business for its most important customers. To do so, the
     Company:

     (i) Seeks input from buyers and other customer personnel to develop product offerings, merchandising approaches and branding strategies specific to each major retail customer;

     (ii) Dedicates Company-owned production resources and capabilities to each major retailer and;

     (iii)Pursues technology linkages, the sharing of critical product and sales data and the alignment of supply chain activities with its major customers.

3. Program Selling - The Company strives to be the primary source of lighting products to its retailers by offering a complete program of lighting products in a variety of categories. The availability of over 1000 styles of such products as outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights
     - the majority of which are available in several colors or finishes - provides retailers the opportunity to simplify their purchasing function by buying more of their lighting products from the Company as opposed to using several different suppliers.

4. Turnkey Departments - The Company consults with many of its retail customers to establish departments which allow the Company to display its products in a customized layout designed to meet each retailer's specific merchandising and marketing goals. The Company can design, assemble and maintain these departments and provide the retailer with shelving plan-o-grams, signs, point-of-purchase promotional strategies and in-store inventory stocking programs. Turnkey departments ensure the Company's retail customers efficient and convenient management of the Company's products within their stores and allow the Company to maintain an attractive and informative presentation of its products.

5. Warehouse Supply of Goods - The Company's warehouses in the United States, United Kingdom, Canada and Mexico enable it to provide its customers with the advantage of short delivery time. Warehouse sales allow retailers to receive products in days as compared to months for items shipped directly to them from China. Timely deliveries can help to increase the customer's inventory turns and profits.

Dependence on China

         A very high percentage of the lighting products sold by the Company are obtained from factories located in China. The Company manufactures a portion of these products at its Go-Gro subsidiary and purchases the remainder from independent suppliers.

         Goods produced by Go-Gro constituted approximately 40% in 2000 and 1999, of the total products either purchased or manufactured by the Company. The raw materials and components essential to Go-Gro's manufacturing process are purchased from distributors and manufacturers located in various countries as follows: plastic resin (Germany, China, Japan, Thailand, Korea and Taiwan), steel (Korea, Japan, Taiwan and China), cable (China and Taiwan), light bulbs (China, Taiwan, Germany, Indonesia and Hong Kong) and other various components (China, Europe, U.S., Taiwan and others).

         The Company selects its contract manufacturers based on price, quality of merchandise, reliability and ability to meet the Company's timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. Go-Gro, another Company subsidiary, or the customer is often required to post a letter of credit prior to shipment.

         The Company has employees located in the U.S., Hong Kong and China who supervise the Company's manufacturing contractors. These employees'
responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing quality assurance functions including inspection at various stages, tracking costs, performing and/or working with engineering, and oversight of the manufacturing processes. The Company maintains a quality control and quality assurance program and has established inspection and test criteria for each of its products. These methods are applied by the Company or its agents regularly to product samples in each manufacturing location prior to shipment and shipments are inspected for quality control purposes.

         The Company expects to continue to use a limited number of contract manufacturers and accordingly will continue to be highly dependent upon sources outside the Company for timely production and quality workmanship.

         In fiscal 2000 and 1999, Chinese suppliers, other than Go-Gro, accounted for approximately 50% and 58%, respectively, of the total products either purchased or manufactured by the Company. Shunde No. 1 Lamp Factory ("Shunde") accounted for approximately 21% of the total products either purchased or manufactured by the Company in 2000 and 29% in 1999. Purchases from Go-Gro and the top five independent suppliers comprised 75% and 88%, respectively, of the total of the products either purchased or manufactured by the Company for fiscal 2000 and 1999, respectively. Other than Shunde, no independent supplier accounted for more than 10% of the total of the products either purchased or manufactured by the Company in 2000.

         On July 20, 1999, the Company renewed an agreement with Shunde whereby Shunde agreed to manufacture lighting products for the Company to be sold in North and South America and the European Community on an exclusive basis for a three year period beginning October 1, 1999 in return for annual minimum purchase requirements from the Company. The agreement can be terminated if the Company does not meet its minimum purchase requirements, at which time the exclusivity clause would cease. However, no amounts would be due Shunde for failure to meet the purchase requirements. Since inception of this agreement in 1993, the Company has met its minimum purchase requirements under the agreement.

         While the Company purchases its products from a small number of large suppliers with whom it maintains close alliances, the Company believes the same products could be purchased from numerous other Chinese suppliers.

         The continued importation of products from China and the Company's business could be affected by any trade issues impacting U.S. - China relations. The People's Republic of China currently enjoys Normal Trade Relations ("NTR"). In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. The United States annually reconsiders the renewal of NTR trading status for the PRC. Members of Congress and the "human rights community" also monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

         The Company obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering existing assets of SJE in China. The contract is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance.

Competition

         The Company's product lines span major segments within the lighting industry and, accordingly, the Company's products compete in a number of different markets with a number of different competitors. The Company competes with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products in the United States, United Kingdom, continental Europe and China. The lighting industry is highly competitive. Other competitors market similar products that compete with the Company on the basis of price. Some of these competitors do not maintain warehouse operations or do not perform some of the services provided by the Company that require the Company to charge higher prices to cover the added costs. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The ability of the Company to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase a variety of quality products on favorable terms, ensure its products meet safety standards, deliver the goods promptly at competitive prices, provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays and otherwise adapt its services and product offerings to the demands of its major retail customers.

Independent Safety Testing

         As part of its marketing strategy, the Company voluntarily submits its products to recognized product safety testing laboratories in countries in which it markets its products. Such laboratories include Underwriters Laboratories
(UL) in the United States, Canadian Standards Association (CSA) in Canada, British Standards (BS) in Great Britain, Association Nacional de Normalization y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report, which provides a technical description of the product. It also provides the Company's suppliers with procedures to follow in producing the products and periodically conducts inspections at such suppliers' facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. The Company does not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

Product Liability

         The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of its products. The Company maintains primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as a $25 million aggregate umbrella insurance policy and $75 million excess umbrella insurance. The primary insurance coverage requires the Company to self-insure for a maximum amount of $10,000 per incident occurring after January 1,

1999. No assurance can be given that the claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. See "Liquidity and Capital Resources - Other Matters."

Trademarks and Patents

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002, with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Commencing September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $29 million and $20.5 million for the years ended September 30, 2000 and 1999, respectively.

         The Company's licensed brand, Westinghouse(R) and the Company's own trademarks, Catalina(R), Dana(R) and Illuminada(R) are registered in the United States, Canada, China and Mexico as well as in numerous countries in the European Community.

Employees

         As of November 30, 2000 the Company employed approximately 700 people in the United States, United Kingdom, Canada and Mexico. The Hong Kong and China operations, including Go-Gro's cooperative joint venture, employed approximately 2,900 people. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationships with its employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

         The Company operates in the United States, United Kingdom and China, and to a lesser extent, Canada, Mexico and South America. The Company's primary operating segments are located in the United States, United Kingdom and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S.-based operations are made primarily into the United States. Net sales to external customers by U.K.-based operations are made primarily into the U.K. Net sales to external customers by China-based operations are made primarily into Europe. See Note 15 of Notes to Consolidated Financial Statements.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 15, 2000 with respect to the executive officers of the Company:

             Name                        Age                    Position With the Company
-------------------------------- ----- -------- ---- ------------------------------------------------
Robert Hersh                             54          Chairman, President,
                                                     Chief Executive Officer, Director

Dean S. Rappaport                        48          Executive Vice President,
                                                     Chief Operating Officer

Nathan Katz                              45          Executive Vice President


David W. Sasnett                         44          Senior Vice President, Chief Financial
                                                     Officer, Chief Accounting Officer

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

ITEM 2.       PROPERTIES.
              ----------
         The following table sets forth details about the Company's offices, manufacturing plants and warehouse facilities:

                                                                                      LEASED/
            LOCATION                                FACILITY                           OWNED
----------------------------------   ----------------------------------------   --------------------
United States:
     Miami, FL                       headquarters/office                        owned (1)
     Tupelo, MS                      warehouse                                  owned (1)
     Dallas, TX                      office/warehouse                           leased (2)

China:
     Hong Kong                       office                                     leased
     Shenzhen                        office/manufacturing plant/warehouse       leased
                                     dormitories                                leased
                                     manufacturing plant/ warehouse/
                                     dormitories                                owned (3)

United Kingdom:
    Leeds                            office/warehouse; warehouse                leased; owned
    Hyde                             warehouse                                  owned
    Walsall                          warehouse                                  leased
    Corby                            two warehouses                             leased

Other:
    Toronto, Canada                  office/warehouse                           leased
    Mexico City, Mexico              office/warehouse                           leased
----------------------------------   ----------------------------------------   --------------------

(1)      Owned subject to a first mortgage.

(2) The Company has subleased the warehouse space under this lease to an unrelated party. The lease and sublease expire in February 2001.

(3) This facility is owned by a joint venture in which the Company had a 70% interest as to ownership of the facility through September 2000. The Company purchased the other 30% interest in September 2000. The joint venture purchased land use rights which terminate in the year 2042.

         All of the Company's properties are fully utilized with the exception of the Dallas facility, which has been fully subleased except for the office space. All of the Company's properties are suitable for its operations.



ITEM 3.           LEGAL PROCEEDINGS.
                  ------------------

         The Company is a party to routine litigation incidental to its business. In the opinion of management the ultimate resolution of any such legal proceeding will not have a material adverse effect on the financial position or annual results of operations of the Company.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  -----------------------------------------------------
         During the quarter ended September 30, 2000, no matters were submitted for a vote of the Company's stockholders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  -------------------------------------------------
                  STOCKHOLDER MATTERS.
                  --------------------

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol LTG. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the New York Stock Exchange.

                                                    High            Low
    Fiscal Year Ended September 30, 1999
             First Quarter                        2 3/4             2
             Second Quarter                       3 11/16           2 1/8
             Third Quarter                        5 1/8             2 11/16
             Fourth Quarter                       5 11/16           4 1/8

    Fiscal Year Ended September 30, 2000
             First Quarter                        5 9/16            3 15/16
             Second Quarter                       6 1/16            4 1/2
             Third Quarter                        4 14/16           3 11/16
             Fourth Quarter                       5                 3 3/8

         On December 26, 2000, the closing price of the Company's common stock as reported on the New York Stock Exchange was $2.00. As of December 15, 2000 there were approximately 1,700 holders of record of the Company's common stock, including some brokerage firms, which hold shares in street name on behalf of their clients.

         The Company has never paid cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, the terms of the Company's credit facilities prohibit the payment of any cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. Future dividend policy will depend on the Company's earnings, capital and financing requirements, expansion plans, financial condition and other relevant factors.

         The Company's Board of Directors has authorized the repurchase of up to $2.7 million of common shares of the Company from time to time in the open market or in negotiated purchases. As of December 15, 2000, the Company had repurchased 641,932 shares of its stock for $2.5 million.

         On August 9, 1999 the NYSE notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through September 30, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's total market capitalization and stockholders' equity as of September 30, 2000 were $25.3 million and $50.8 million, respectively. The Company expects to report a loss for the quarter ending December 31, 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook") and the Company's total market capitalization as of the close of business on December 26, 2000 was $14.7 million. As requested by the NYSE, the Company had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is ultimately unable to meet the new NYSE listing rules or obtain an extension for its plan, the Company's shares could be suspended from trading on the NYSE, however the Company believes other trading venues are available for its stock.

         In November 2000, the Company's Board of Directors reauthorized its stockholder rights plan, by adopting a plan similar to a pre-existing rights plan which expired on November 20, 2000. Under the Company's new rights plan, a preferred stock purchase right was distributed for each share of common stock outstanding at the close of business on the November 30, 2000 record date and is issued in connection with each share issued after such date. The rights are not initially exercisable, but upon the occurrence of certain takeover-related events, the holders of the rights (other than an adverse or acquiring person, or group thereof), under certain circumstances, have the right to purchase additional shares of Company stock (or, in some cases, stock of the acquiring entity) at a discount to the then market price. The rights can be redeemed by the Company at any time, and will otherwise expire on November 20, 2005. The thresholds for triggering the rights plan is a person (as defined in the rights plan) acquiring 21% of the outstanding stock of the Company or a declaration by the Board of Directors that a person is an "adverse person" as defined in the rights plan, and the exercise price of the rights is $17.

ITEM 6.           SELECTED FINANCIAL DATA.
                  ------------------------
                  (in thousands, except per share data)

                                                               At or For the Years Ended September 30,
                                          -------------------------------------------------------------------------------------
                                             2000 (1)         1999 (2)            1998            1997 (3)           1996
                                          ---------------   --------------   ---------------   ---------------  ---------------
Net sales                                      $ 202,630        $ 176,561          $161,860         $ 196,955        $ 184,630

Net income (loss)                              $   2,845        $   6,489          $  1,102         $  (3,093)       $   1,603

Basic earnings (loss) per share                $    0.40        $    0.92          $   0.15         $   (0.44)       $    0.23
Diluted earnings (loss) per share              $    0.37        $    0.80          $   0.15         $   (0.44)       $    0.21

Total assets                                   $ 167,971        $ 101,897          $ 98,960         $ 116,581        $ 117,462
Long-term borrowings                           $   6,888        $  24,774          $ 28,224         $  39,737        $  36,571

         Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation. No cash dividends were declared during the five-year period ended September 30, 2000.


(1) Includes a $500,000 charge to close the Boston office, a $788,000 charge related to the reorganization of executive management and assets and liabilities acquired upon the acquisition of Ring on July 5, 2000 and the operating results for Ring for the period July 5, 2000 to September 30, 2000. Long-term borrowings reflect classification of all borrowings under the Company's $75 million credit facility to current liabilities as of September 30, 2000.

(2) Reflects the reversal of a $2.7 million provision for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest.

(3) Includes $930,000 in plant closing costs due to the termination of manufacturing operations at the Company's Meridian Lamps subsidiary and $7.5 million in litigation costs and related professional fees.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                ---------------------------------------------------------------
                RESULTS OF OPERATIONS.
                ----------------------

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results as discussed under "Outlook" and the discussion under "Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit the Company's margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of the Company's products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can effect demand and pricing for the Company's products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital, the ability to satisfy covenants under credit and loan agreements and the impact of increases in borrowing costs, each of which affect the Company's short-term and long-term liquidity and ability to operate as a going concern; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         The Company's fiscal years ended September 30, 2000, 1999 and 1998 are referred to herein as "2000", "1999" and "1998", respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at September 30, 2000.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended September 30, 2000 and 1999
------------------------------------------------------------

Consolidated Results

         The Company earned $2.8 million, or $0.37 per diluted share, in 2000. Net income for 1999, which included a non-recurring reversal of a provision for litigation (and related interest) that increased pretax income by $3.6 million, was $6.5 million, or $0.80 per diluted share. Net income and diluted earnings per share for 1999, as adjusted to exclude the impact of the litigation settlement, were $4.5 million and $0.57, respectively.

          The Company's July 5, 2000 acquisition of Ring PLC ("Ring"), a supplier of lighting, automotive and consumable products located in the United Kingdom, significantly affected 2000 operating results and the comparability of current year results to those for 1999. The Company's 2000 results include net sales of $24.5 million and a pretax loss of $1.3 million attributable to Ring for the period July 5, 2000 to September 30, 2000. Ring's pretax loss of $1.3 million includes interest and financing costs and goodwill amortization related to the acquisition aggregating $1.1 million. Ring's results for the period after its acquisition were negatively affected by an increasingly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines and a weakening of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

         Actions taken by the Company in two areas of its business resulted in charges that reduced 2000 pretax earnings by approximately $1.3 million. The Company expensed $788,000 pursuant to a reorganization of its executive management structure in December 1999. Separately, in September 2000 plans were finalized to consolidate the functions of the Boston office into the Miami headquarters. Management believes this consolidation will allow the Company to service its U.S. customers more effectively and to generate future cost savings. A $500,000 charge to provide for employee severance costs and to writedown equipment and other property was recorded in September 2000 for the Boston office closure.

         Net sales for 2000 were a record $202.6 million as a result of the Ring acquisition. Excluding Ring, net sales for 2000 were $178.1 million, as compared to $176.6 million in 1999. Higher unit sales to Canadian, European and other international customers offset lower unit sales and an overall sales decline to U.S. customers. In 2000 sales to U.S. and international customers (excluding Ring) were $121.6 million and $56.5 million, respectively, and in 1999 such sales amounted to $134.0 million and $42.6 million, respectively.

         Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 55%, 40%, 4% and 1% of net sales in 2000. Lamps and lighting fixtures accounted for 64% and 36% of net sales in 1999. In 2000 and 1999 the Company's largest customer, Home Depot, accounted for $47.0 million (23.2%) and $45.6 million (25.8%), respectively, of the Company's net sales. Wal-Mart and an affiliate accounted for $18.8 million (9.3%) and $25.6 million (14.5%) of net sales in 2000 and 1999, respectively. For the fiscal years ended September 30, 2000 and 1999, net sales to the Company's ten largest customers represented approximately 69% and 73%, respectively, of the Company's net sales. Approximately 69% of the Company's sales in 2000 were made on a direct basis as compared to 75% in 1999.

         Gross profit increased in total dollars, but decreased as a percentage of sales, from 1999 to 2000. The decrease in the gross profit percent is due in part to the inclusion of $24.5 million in sales from Ring at a gross profit percentage of 14.1% for the fourth quarter of 2000 and other factors. See "Results By Segment - Catalina Industries".

         Selling, general and administrative expenses ("SG&A") for 2000 were $27.0 million (net of Ring-related SG&A of $3.8 million), a decrease of $1.5 million from last year. The majority of this decrease relates to reductions in
(i) bonuses for U.S. employees of $916,000;  (ii) professional fees of $269,000;
(iii) tradeshow expenses of $148,000; and (iv) sales commissions of $143,000.

         Greater interest expense for 2000 reflects the impact of $800,000 in interest on the loans to fund the Ring acquisition.

         Other income for 2000 consisted primarily of interest income ($495,000), income from joint ventures ($185,000) and other miscellaneous income ($65,000). Other income in 2000 was reduced by a net foreign currency loss of $303,000. Other income in 1999 consisted primarily of a gain on sale of the Company's Meridian facility ($194,000), interest income ($349,000), income from joint ventures ($145,000) and miscellaneous income ($455,000). Other income in 1999 was reduced by a net foreign currency loss of $25,000.

         The effective income tax rates for 2000 and 1999 were 27.4% and 31.2%, respectively and reflect the impact of foreign income, which is taxed at a significantly lower rate than U.S. income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Outlook

         The highly competitive U.K. retail environment impacting Ring's business has continued after September 30, 2000, and management expects Ring's pretax loss for the quarter ending December 31, 2000 to be comparable to the $1.3 million pretax loss recorded in the quarter ended September 30, 2000. In addition, the Company has experienced a significant decline in sales to U.S. customers during the first quarter of fiscal 2001, as compared to the first and fourth quarters of fiscal 2000. The Company estimates first quarter fiscal 2001 sales to U.S. customers will be approximately $11 million less than those recorded for the same quarter of 2000. Consequently the Company expects to report a net loss for the quarter ending December 31, 2000. Management believes this sales decline represents a general slow down in the U.S. retail economy that has affected the purchasing patterns of its major customers.

         As a result of the Company's performance for the quarter ended September 30, 2000, the Company did not satisfy a financial covenant under its existing $75 million credit facility. On December 22, 2000 the Company obtained an amendment of this facility effective for the quarter ended September 30, 2000 and is in compliance with the amended facility for the quarter ended September 30, 2000. However, based upon current expectations the Company believes it will not be able to comply with the financial covenants of its $75 million credit facility for quarters subsequent to September 30, 2000 unless a waiver of the covenants or a second amendment to the facility is obtained modifying the covenants. See "Liquidity and Capital Resources" and Notes 5 and 19 of Notes to Consolidated Financial Statements.

Results By Segment

         Refer to Note 15 of Notes to Consolidated Financial Statements for financial tables for each business segment.

Catalina Industries (United States)
-----------------------------------

         The segment contribution made by Catalina Industries in 2000 was $5.8 million, as compared to $9.0 million in 1999. The decrease in segment contribution in 2000 reflects lower sales to U.S. customers, with a resulting loss of gross profit dollars.

         Sales by Catalina Industries to external customers were $121.4 million in 2000, a decrease of $12.3 million, or 9.2% from 1999. Sales to Wal-Mart were $12.8 million or $9.6 million less than in 1999, as Catalina Industries introduced new programs and benefited from promotional sales with Wal-Mart in 1999. Catalina Industries also generated $2.9 million in sales in 1999 from a customer that went out of business prior to fiscal 2000. Sales to Home Depot, Catalina Industries' largest customer, were $39.5 million and $40.4 million, for 2000 and 1999, respectively.

         The gross profit decrease of $4.9 million in 2000 is attributable to the lower sales volume, and to a decrease in the overall gross profit percentage. The lower gross profit percentage in 2000 reflects a change in the product mix and a continuing reduction of Catalina Industries' warehouse sales. Presently, most of the Company's major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Approximately 79% of Catalina Industries' sales to U.S. customers in 2000 were made on a direct basis as compared to 75% in 1999.
Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 21%. This percentage decline represents a significant decrease in sales dollars. With the continued decline in warehouse sales in 2000, Catalina
Industries also earned lower overall margins on its warehouse sales, as the Company reduced its U.S. inventories from $15.6 million at September 30, 1999 to $10.6 million at September 30, 2000. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998 and is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. Management also continues to consider other strategic alternatives to reduce overall warehousing costs. Catalina Industries may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall U.S. warehousing costs. The need to generate cash to meet the requirements of the Company's $75 million credit facility (see "Liquidity and Capital Resources") may necessitate a further lowering of U.S. warehouse inventories at lower relative gross margins. Further declines in warehouse sales or the need to lower inventories to generate cash could adversely impact the Company's gross profits in the future.

         Catalina Industries lowered its SG&A by approximately $1 million in 2000, as this segment of the Company reduced its involvement in tradeshows and its use of certain other merchandising approaches, resulting in a decrease of more than $700,000 in this expense category.

Go-Gro (China)
--------------

         Go-Gro's segment contribution rose in 2000 to $9.2 million, up $2.6 million, or 39%, from $6.6 million for 1999. Go-Gro became more profitable in 2000 by growing its sales to third parties and raising its manufacturing output.

         Go-Gro's sales for 2000 were $141.4 million, an increase of $4.4 million from the $137.0 million generated in 1999. Sales of products manufactured by Go-Gro in 2000 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) increased by $13.3 million, to $71.4 million. Third party and intercompany sales by Go-Gro in 2000 were $26.9 million and $114.5 million, respectively, while the comparable sales amounts for 1999 were $19.5 million and $117.5 million, respectively. Sales to one third party customer were $10.1 million in 2000 and $2.7 million in 1999, respectively. In 2000 new product introductions for Europe were the driving factor behind Go-Gro's sales growth to third parties, while Go-Gro's greater manufacturing sales reflects the added capacity of Go-Gro's new factory. Go-Gro's gross profit increased $2.6 million due to the growth in sales of products manufactured by Go-Gro, as the margins Go-Gro earns on products it manufactures typically exceed the margins Go-Gro earns on products it purchases from other manufacturers.

Ring Limited (United Kingdom)
-----------------------------

         The Ring segment recorded a pretax loss of $1.3 million for 2000, which includes $260,000 in goodwill amortization arising from the acquisition and $825,000 in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax loss for the period July 5, 2000 to September 30, 2000 was approximately $200,000, as compared to pretax income of approximately $850,000 for the quarter ended September 30, 1999.

         Net sales and gross profit for the period from July 5, 2000 to September 30, 2000 were $24.5 million and $3.5 million, respectively, as compared to $26.7 million and $4.6 million, respectively for the same period of 1999. Ring's sales volume and gross profit reflect an increasingly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket, and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the quarter ended September 30, 2000 was approximately 1.48 to 1, a significant decline from the average exchange rate for the quarter ended September 30, 1999 of 1.61 to 1. Ring's lighting division sales increased (in local currency) in the 2000 period but such sales were made at lower margins. Sales for Ring's automotive and consumable divisions declined in 2000, as did such divisions' gross profits. Ring's margin erosions are directly related to the economic factors mentioned previously.

Comparison of Fiscal Years Ended September 30, 1999 and 1998
------------------------------------------------------------

Consolidated Results

         Net sales and gross profit for 1999 were $176.6 million and $35.7 million, respectively, as compared to $161.9 million and $31.1 million, respectively, for 1998. The Company generated net income of $6.5 million ($.80 per share) in 1999 compared to $1.1 million ($0.15 per share) in 1998. In 1999, results from operations benefited from the reversal of a $2.7 million provision for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest. The reversal of these non-recurring items and related expenses increased diluted earnings per share in 1999 by $.23. Diluted earnings per share, as adjusted to exclude these non-recurring items and related expenses in both years, was $.57 in 1999 as compared to $.19 in 1998.

         The $14.7 million increase in net sales from the prior year reflects higher unit sales to U.S. and Canadian customers attributable to additions to core programs, promotional opportunities and new product placements. Lamp sales increased by $13.6 million and net sales for the Company's other principal line of products, lighting fixtures, increased by $1.1 million. Lamps and lighting fixtures accounted for 66% and 34% of net sales in 1999 compared to 63% and 37% in 1998, respectively. In 1999 and 1998, Home Depot accounted for 25.8% and 27.5%, respectively, of the Company's net sales and Wal-Mart and an affiliate accounted for 14.5% and 5.3% of net sales in 1999 and 1998, respectively. For the fiscal years ended September 30, 1999 and 1998, net sales to the Company's ten largest customers represented approximately 73% and 66%, respectively, of the Company's net sales. Approximately 75% of the Company's sales in 1999 were made on a direct basis as compared to 67% in 1998.

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

         The effective income tax rates for 1999 and 1998 were 31.2% and 24.9%, respectively and reflect the impact of foreign income, which is taxed at a significantly lower rate than U.S. income. The increase in the tax rate from 1998 to 1999 was due to higher proportionate U.S. source income, which is taxed at a higher rate than foreign source income. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the relative distribution of such total income between domestic and foreign operations. Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Results By Segment

Catalina Industries (United States)
-----------------------------------

         The segment contribution of Catalina Industries increased to $9.0 million in 1999 from $7.6 million in 1998, as this segment increased its sales, while reducing its interest expense.

         Net sales for Catalina Industries increased by $12.0 million in 1999 to $135.3 million due to additions to core programs, new product placements and promotional opportunities, most notably with Wal-Mart. Sales to Wal-Mart and an affiliate in 1999 increased by $16.5 million to $22.4 million. Sales to a significant customer that went out of business in fiscal 1999 decreased from $9 million in 1998 to $2.9 million in 1999. Catalina Industries' sales to its largest customer, Home Depot, were $40.4 million in 1999 and $40.8 million in 1998. Catalina Industries' direct sales were 75% and 62% of total sales in 1999 and 1998, respectively.

         Catalina Industries' profitability and cash flow for 1999 allowed it to lower its outstanding borrowings from the parent, reducing interest expense by approximately $600,000.

Go-Gro (China)
--------------

         Go-Gro's segment contribution rose to $6.6 million in 1999 from the $1.9 million generated in 1998. Go-Gro's additional pretax income in 1999 relates in part to additional intercompany sales made by Go-Gro as a result of a corporate decision made during 1998 to discontinue the business practice of allowing Catalina Industries and Catalina Canada to deal directly with, and purchase from, Chinese factories other than Go-Gro. This purchasing change took place in the latter half of fiscal 1998. As a result, Go-Gro's intercompany sales rose from $90.0 million in 1998 to $117.4 million in 1999, resulting in an increase in Go-Gro's gross profit. Go-Gro's sales to third parties declined slightly from $21.3 million in 1998 to $19.5 million in 1999. In addition to the increase in intercompany sales, sales of products manufactured by Go-Gro increased by $8 million from 1998 to 1999 as well as the margin earned on such sales, also contributing to the increase in gross profit dollars and the gross profit percent. The margins Go-Gro earns on products it manufactures typically exceeds the margin earned on products purchased from other manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of its direct import sales activities. Lease obligations, mortgage notes, bonds, subordinated debt and capital stock are additional sources for the longer-term liquidity and financing needs of the Company.

Cash Flows and Financial Condition
----------------------------------

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $4.9 million from September 30, 1999 to September 30, 2000.

         The Company's operating activities provided $8.1 million in net cash for the year ended September 30, 2000.

         The Company used $4.9 million of the cash and cash equivalents on hand at September 30, 1999 and the net cash provided by operations for the year ended September 30, 2000 for capital expenditures and to pay down outstanding obligations. Capital expenditures for the period totaled almost $4.3 million, of which $3.1 million related to the planned expansion of the Go-Gro manufacturing facility and Go-Gro equipment purchases. In addition to a $2.5 million scheduled repayment made in March 2000, the Company elected to make a $5.1 million prepayment in June and July 2000 on its convertible subordinated notes and $1.3 million in common stock was repurchased under a stock repurchase plan through August 2000. The Company financed the Ring acquisition with $30 million in term loans and borrowings under its U.S. revolving credit facility.

         Management estimates that net capital expenditures in fiscal 2001 will approximate $5.2 million, representing $2.2 million in additional construction costs and equipment for Go-Gro's manufacturing facilities, and $3.0 million for computer software and hardware, equipment, vehicles and other miscellaneous capital additions. These capital expenditures will be financed by leasing facilities with financial institutions and cash generated from operations.

         As discussed in the following paragraphs, in July 2000 the Company completed a major acquisition and funded this acquisition with a new credit facility.

Acquisition and Credit Facilities
---------------------------------

         On July 5, 2000 the Company acquired Ring Plc ("Ring"), a leading supplier of lighting, automotive after-market products and industrial consumables in the United Kingdom. The total consideration for the acquisition was approximately 22.4 million Great British Pounds ("GBP") or approximately U.S. $33.8 million.

         The Company entered into a five-year credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate its existing U.S. credit facility and Ring's U.K. facility. The new facility consists of two term loans amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.9 million), respectively, and two facilities for revolving loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K., of $20 million and the GBP equivalent of U.S. $25 million (approximately GBP 17 million), respectively. Borrowings under the facility bear interest, payable monthly, at the Company's option of either the prime rate plus 1.75% (11.25% at December 15, 2000) or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (9.46% at December 15, 2000). Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's Canadian and first tier United Kingdom and Hong Kong subsidiaries. The agreement contains covenants requiring that the Company maintain a minimum level of equity, meet certain debt to adjusted earnings and fixed charge coverage ratios and limiting capital expenditures. Borrowings are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. and U.K. receivables and inventory. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At September 30, 2000, $33.6 million in net assets of Ring were restricted under U.K. law and the credit facility and could not be transferred to the parent Company. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. At September 30, 2000, the Company had used $31.1 million under the revolving facilities and $6.2 million was available for additional borrowings under the borrowing base.

         The $75 million credit facility contains financial covenants requiring the Company to maintain a minimum level of equity and meet certain debt to adjusted earnings (i.e. leverage) ratios and fixed charge coverage ratios on a quarterly basis. As a result of the loss generated by Ring for the quarter ended September 30, 2000 and Ring's acquisition costs and purchase accounting adjustments the Company did not initially meet the leverage ratio at September 30, 2000. The $75 million credit facility was amended on December 22, 2000 and the Company now meets the financial covenants for the quarter ended September 30, 2000. However, as discussed further below, the Company does not expect to be in compliance with the financial covenants for the quarter ending December 31, 2000 and subsequent quarters unless a waiver of the covenants or a second amendment is obtained.

         The Company's credit facilities, U.K. laws, and U.S. income tax considerations, impact the flow of the Company's funds between its major subsidiaries. The Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to other Company subsidiaries. Any loan made or dividends paid either directly or indirectly by Go-Gro to the Company or its U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in the Company's U.S. income taxes payable and its effective tax rate. The U.S./U.K. credit facility prohibits loans to Go-Gro from either Ring or the Company other than normal intercompany payables arising from trade. This facility permits loans from the Company to Ring, but restricts the flow of funds from Ring to the Company to payments constituting dividends or a return of capital. U.K. laws also restrict the amount of funds that may be transferred from Ring to the parent Company and other subsidiaries.

         The acquisition of Ring and the related new $75 million credit facility have greatly increased the Company's outstanding borrowings and debt service requirements and also raised the Company's overall costs of borrowings. The Company expects to report a net loss for the quarter ending December 31, 2000 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results - Outlook") and has begun reducing capital expenditures, eliminating discretionary expenses, and evaluating possible sales of assets to improve its cash position. Any material need for cash above current expectations or a significant decline in the Company's profitability from current expectations could require the Company to take further such actions with respect to capital expenditures, cost-cutting, incurring additional indebtedness, or selling assets, any or all of which actions could reduce the Company's liquidity and earnings and the scope of its competitive options. There can be no assurance that any of such actions can be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Should the Company fail to meet the financial covenants of its amended $75 million credit facility, the lenders would have the right to take actions that could further adversely impact the Company's liquidity and earnings, including accelerating the maturity of the debt, in which case the Company may not have sufficient liquidity to meet its obligations. As a result of the Company's operating results for the fourth quarter of fiscal 2000, most notably the pretax loss incurred by the Company's United Kingdom operations, the Company initially was not in compliance with a financial covenant under its $75 million credit facility for the quarter ended September 30, 2000. The Company obtained an amendment of the credit facility on December 22, 2000 for the quarter ended September 30, 2000 and is in compliance with the financial covenants under the amended facility. However, due to the sales and profitability declines the Company is experiencing for the quarter ending December 31, 2000, the Company does not expect to be in compliance with the financial covenants of the $75 million credit facility for the quarter ending December 31, 2000 and subsequent quarters unless the covenants are waived or modified through another amendment of the facility.

         The Company is exploring strategic alternatives including potential divestitures, a merger, a recapitalization or other actions. The investment banking firm of SunTrust Equitable Securities has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of the Board of Directors. Because SunTrust Equitable Securities is currently conducting its review and formulation of proposed plans and actions, no assessment can be made of the likelihood that any such plans and actions are feasible or can be effectively implemented. The Company does not intend to provide information updating the status of this strategic review or of any efforts to implement plans or actions that may be developed, and a negative or positive inference should not be drawn from the absence of any such updates.

         Regardless of the outcome of the strategic review discussed above the Company believes that a waiver covering the financial covenants of the $75 million credit facility, or a second amendment of the $75 million credit facility, will be required for the quarter ending December 31, 2000 and subsequent quarters. Without such waiver or second amendment, based upon the Company's current expectations there would be an event of default under that credit facility for the quarter ending December 31, 2000. A default or subsequent breaches of the financial covenants under the $75 million credit facility could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, the Company believes it will be able to successfully negotiate with its present $75 million credit bank syndicate, as is necessary, for a waiver, or a second amendment, so as to preclude acceleration of its indebtedness for the quarter ending December 31, 2000. If there is no modification or waiver of the existing financial covenants for the quarter ending December 31, 2000, the Company may not be able to generate, raise or borrow sufficient funds to repay its debt and/or to refinance its debt. Even if new funding is available, it may not be on terms that are acceptable to the Company.

         Based upon the Company's current assessment of market conditions for its business, the Company intends to negotiate for a waiver or second amendment to the financial covenants of its $75 million credit facility that will also cover quarters ending subsequent to December 31, 2000. The Company's ability to satisfy the financial covenants in subsequent quarters will depend on the terms of any such waiver or second amendment, business conditions for the Company's products and any results from the strategic review described above. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof. Although no assurances can be given, the Company believes that it will be able to continue operating as a going concern.

         Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP five-year revolving credit facility. The arrangement provides for borrowings, trade letters of credit and foreign currency forward contracts and transactions. Borrowings, letters of credit and foreign currency forward contracts outstanding under this arrangement amounted to $3.2 million, $7.9 million and $9.4 million, respectively, at September 30, 2000.

         The Company's Canadian subsidiary has a credit facility with a Canadian bank which provides 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.7 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (8.0% at September 30, 2000) and U.S. dollar advances bear interest at the U.S. base rate of the bank (10.0% at September 30, 2000). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At
September  30,  2000,  $2.5  million  in net  assets of the  Company's  Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At September 30, 2000, total Canadian and U.S. dollar borrowings amounted to U.S. $2.2 million (included in credit lines) and U.S. $1.2 million was available under the borrowing base calculation.

         Go-Gro, the Company's Hong Kong subsidiary, has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9.75% at September 30, 2000). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. At September 30, 2000, $17.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 2000, the Company had used $1.8 million of this line for letters of credit (there were no borrowings) and U.S. $2.7 million was available. The availability under this facility was increased to 60 million Hong Kong dollars (approximately U.S. $7.7 million) in December 2000.

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.65% at September 30, 2000) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.0 million direct pay letter of credit which is not part of the Company's credit lines. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The unpaid balance of these bonds was $6.0 million at September 30, 2000. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

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

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $699,000 was available at September 30, 2000. Ring has a GBP 1.5 million (approximately U.S. $2.2 million) facility with a U.K. financial institution to finance the purchase of vehicles and equipment of which $960,000 was available at September 30, 2000. This facility is renewed annually.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $896,000 at September 30, 2000.

Capital Expenditures
--------------------

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE was divided 70% to Go-Gro and 30% to the other joint venture partner (Shenzhen Baoanqu Fuda Industries Co., Ltd. ("Fuda") a Chinese company) through September 2000. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. The total cost for this project is estimated at $16 million (of which $13.3 million had been expended as of September 30, 2000) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $588,000 had been paid or accrued as of September 30, 2000. SJE began construction of the final phase of this facility in December 1999 and the remainder of the construction is underway to be completed in 2001. In September 2000, Go-Gro purchased Fuda's 30% interest in SJE's land use rights and property for approximately $1 million.

Westinghouse License
--------------------

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Commencing September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $29 million and $20.5 million for 2000 and 1999, respectively.

NYSE Listing
------------

         On August 9, 1999 the NYSE notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through September 30, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's total market capitalization and stockholders' equity as of September 30, 2000 were $25.3 million and $50.8 million, respectively. The Company expects to report a loss for the quarter ending December 31, 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook") and the Company's total market capitalization as of the close of business on December 26, 2000 was $14.7 million. As requested by the NYSE, the Company had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is ultimately unable to meet the new NYSE listing rules or obtain an extension for its plan, the Company's shares could be suspended from trading on the NYSE, however the Company believes other trading venues are available for its stock.

Other Matters
-------------

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

         During fiscal years 2000, 1999 and 1998 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing for this self-insurance provision and had accrued $177,000 for this contingency as of September 30, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         The Company's Board of Directors has authorized the repurchase of up to $2.7 million of common shares of the Company from time to time in the open market or in negotiated purchases. At December 15, 2000, the Company had repurchased 641,932 shares for approximately $2.5 million.

         Ring has a defined benefit pension plan which covers 29 current employees and over 1,000 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company is reviewing the future of the plan and believes that in the future it may begin the process of terminating the Company's liability under the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The last MFR valuation as of April 6, 2000 placed the MFR shortfall at $1.4 million.

         As of September 30, 2000, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2 % per annum until January 1, 2004. The shares are convertible into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

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

Impact of New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in the first quarter of fiscal 2001. Given the Company's limited hedging activities and the Company's belief that such hedging activities are highly effective in accordance with SFAS 133, the impact of the transition to SFAS 133 should not be material to the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending September 30, 2001. The Company has evaluated the impact that SAB 101 will have on the timing of revenue recognition in future periods and believes SAB 101 will not have a material impact on its financial position or results of operations.

Impact of Inflation and Economic Conditions

         Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials prices could have an adverse impact on the Company's net sales and income from continuing operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------------

         The Company is exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk
------------------

         Approximately 87% of the Company's debt at September 30, 2000 is subject to variable interest rates. The remainder of the Company's debt has fixed interest rates. The Company's fixed interest rate debt includes the Company's bonds for the financing of its Tupelo warehouse, whose variable rate has been fixed by means of an interest rate swap. The carrying value and market value of the Company's debt at September 30, 2000 were $60.3 million and $60.1 million, respectively. Based upon debt balances outstanding at September 30, 2000, a 100 basis point (i.e. 1%) addition to the Company's weighted average effective interest rate would increase the Company's interest expense by approximately $524,000 on an annual basis.

Foreign Currency Risk
---------------------

         The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. With the acquisition of Ring in July 2000, the Company has a major capital investment and significant operations in the United Kingdom. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business depreciated against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position and profitability. The Company borrows in British pounds, Canadian dollars and Hong Kong dollars and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates). Ring also enters into forward contracts to exchange Great British pounds for various foreign currencies. These contracts are intended to hedge purchases of inventory in currencies other than the GBP, and are entered into at the time the goods are shipped to Ring. The Company does not otherwise hedge its foreign currency exposure. During the year ended September 30, 2000 the Company's pretax income reflected foreign currency gains or (losses) for its China, Canadian, Mexican and Chilean operations of ($214,000), $49,000, ($38,000) and ($61,000), respectively.  In addition,
the Company's stockholders' equity at September 30, 2000 has been reduced by a $461,000 foreign currency translation adjustment related to U.K. operations.

          Based upon the results of operations of each of the Company's foreign subsidiaries for the year ended September 30, 2000, and their financial position at September 30, 2000, an assumed 10% depreciation in their respective foreign currencies against the U.S. dollar (i.e. - in addition to actual exchange experience for 2000) would have resulted in the following adjusted amounts for net sales and combined translation/transaction gains or losses for 2000 (in thousands, with a comparison to amounts reported for 2000):

                                   Net Sales                             Gains (Losses)
                        ------------------------------           ------------------------------
                        As Reported          Adjusted            As Reported          Adjusted
                        -----------          --------            -----------          --------
China                     $141,356           $141,356              $ (214)           $ (2,503)
United Kingdom            $ 24,529           $ 22,076              $ (461)*          $ (1,370)*
Canada                    $ 25,150           $ 24,121              $   49            $    (70)
Mexico                    $  4,331           $  3,898              $  (38)           $   (354)
Chile                     $    337           $    302              $  (61)           $   (139)

               The adjusted amounts above assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also affect the volume of sales or foreign currency sales prices as the Company's products become more or less affordable in the foreign market and as competitors' products become more or less attractive.

* Reflected as an adjustment to stockholders' equity.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  --------------------------------------------

                             Index to Consolidated Financial Statements and Financial Statements Schedules             Page

Independent Auditors' Report.............................................................................................27

Consolidated Balance Sheets - September 30, 2000 and 1999................................................................28

Consolidated Statements of Operations - Years Ended September 30, 2000, 1999 and 1998....................................29

Consolidated Statements of Stockholders' Equity - Years Ended September 30, 2000,
                1999 and 1998............................................................................................30

Consolidated Statements of Cash Flows - Years Ended September 30, 2000, 1999 and 1998....................................31

Notes to Consolidated Financial Statements...............................................................................33

Schedule I - Condensed Financial Information.............................................................................64

Schedule II - Valuation and Qualifying Accounts - Years ended September 30, 2000, 1999 and 1998..........................68

(All other schedules have been omitted as the related information has been provided in the notes to consolidated financial statements or is not required or applicable).

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and its subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedules listed in Item 14a(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and its subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, at September 30, 2000, the Company would not have been in compliance with a certain covenant of its $75 million credit facility had the lenders not amended the agreement. Based on the Company's current expectations, the Company will not be able to comply with certain covenants of the amended agreement for the quarter ending December 31, 2000. The Company is attempting to further negotiate the terms of the amended $75 million credit facility and is also reviewing other strategic alternatives. The Company's difficulties in meeting the credit facility covenants discussed in
Note 19 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP


Certified Public Accountants
Miami, Florida
December 26, 2000

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,
                                                                                  -----------------------------
                                                                                   2000                  1999
                                                                                   ----                  ----
                                ASSETS                                                    (In thousands)
Current assets
             Cash and cash equivalents                                            $ 2,309               $ 7,253
             Restricted cash equivalents and short-term investments                   727                 1,721
             Accounts receivable, net of allowances
                 of $12,475,000 and $8,591,000, respectively                       36,632                20,150
             Inventories                                                           52,780                28,668
             Income taxes receivable                                                    -                 1,049
             Deferred tax asset                                                     2,190                 2,247
             Other current assets                                                   5,153                 3,139
                                                                                ---------             ---------
                              Total current assets                                 99,791                64,227

Property and equipment, net                                                        29,932                24,431

Goodwill, net                                                                      30,663                10,561
Other assets                                                                        7,585                 2,678
                                                                                ---------             ---------
                                                                                $ 167,971             $ 101,897
                                                                                =========             =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Credit lines                                                        $ 22,786               $ 2,200
             Term loans                                                            28,415                     -
             Current maturities of subordinated notes                                   -                 2,500
             Accounts and letters of credit payable                                36,310                14,939
             Current maturities of bonds payable-real estate related                  900                 2,210
             Current maturities of other long-term debt                             1,339                   487
             Income taxes payable                                                   2,678                     -
             Accrued employee compensation and benefits                             2,429                 2,718
             Other current liabilities                                             10,540                 3,719
                                                                                ---------             ---------
                              Total current liabilities                           105,397                28,773

Credit lines                                                                            -                12,150
Convertible subordinated notes                                                          -                 5,100
Bonds payable - real estate related                                                 5,100                 6,000
Other long-term debt                                                                1,788                 1,524
Other liabilities                                                                   3,782                   293
                                                                                ---------             ---------
                              Total liabilities                                   116,067                53,840
                                                                                ---------             ---------

Minority interest                                                                   1,075                     -
Commitments and contingencies

Stockholders' equity
             Preferred stock, $.01 par value
                 authorized 1,000,000 shares; none issued                               -                     -
             Common stock, $.01 par value
                 authorized 20,000,000 shares; issued and outstanding
                 7,999,812 shares and 7,373,013 shares, respectively                   80                    74
             Additional paid-in capital                                            28,560                26,927
             Retained earnings                                                     25,111                22,266
             Accumulated other comprehensive loss                                    (461)                    -
             Treasury stock, 641,932 and 378,200 shares, respectively              (2,461)               (1,210)
                                                                                ---------             ---------
                              Total stockholders' equity                           50,829                48,057
                                                                                ---------             ---------
                                                                                $ 167,971             $ 101,897
                                                                                =========             =========


See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                           Years Ended September 30,
                                                       ------------------------------------------------------
                                                             2000               1999              1998
                                                       -----------------   ---------------  -----------------
Net sales                                               $       202,630     $     176,561     $      161,860

Cost of sales                                                   164,216           140,906            130,763
                                                       -----------------   ---------------  -----------------
Gross profit                                                     38,414            35,655             31,097

Selling, general and administrative expenses                     30,817            28,554             26,513
Litigation settlement                                                 -            (2,728)                 -
Restructuring charge                                                500                 -                  -
Executive management reorganization                                 788                 -                  -
                                                       -----------------   ---------------  -----------------
Operating income                                                  6,309             9,829              4,584
                                                       -----------------   ---------------  -----------------

Other income (expenses)
      Interest expense                                           (2,832)           (2,413)            (3,801)
      Reversal of post judgment interest related to
        litigation settlement                                         -               893                  -
      Other income                                                  442             1,118                684
                                                       -----------------   ---------------  -----------------
Total other expenses                                             (2,390)             (402)            (3,117)
                                                       -----------------   ---------------  -----------------

Income before income taxes                                        3,919             9,427              1,467

Income tax provision                                             (1,074)           (2,938)              (365)
                                                       -----------------   ---------------  -----------------
Net income                                              $         2,845     $       6,489    $         1,102
                                                       =================   ===============  =================

Earnings per share
   Basic
   Earnings per share                                   $          0.40     $        0.92    $          0.15
   Weighted average number of shares                              7,074             7,055              7,128

   Diluted
   Earnings per share                                   $          0.37     $        0.80    $          0.15
   Weighted average number of shares                              8,419             8,688              7,477

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                            Accumulated
                                               Common Stock       Additional                   Other
                                           -------------------     Paid-in      Retained    Comprehensive
                                           Shares       Amount     Capital      Earnings    Income (Loss)
                                           ------       ------     -------      --------    -------------

Balance at September 30, 1997             7,094,569      $ 71     $ 26,311       $14,675       $    -

Exercise of stock options                    80,100         1          222             -            -
Stock options issued under sales agreement        -         -           68             -            -
Cancellation of stock options issued
   under sales agreement                          -         -         (126)            -            -
Net income                                        -         -            -         1,102            -
                                          ---------      ----     --------       -------       ------
Balance at September 30, 1998             7,174,669        72       26,475        15,777            -

Exercise of stock options                   185,898         2          402             -            -
Common stock issued to outside directors     12,446         -           50             -            -
Repurchase of common stock                                  -            -             -            -
Net income                                        -         -            -         6,489            -
                                          ---------      ----     --------       -------       ------
Balance at September 30, 1999             7,373,013        74       26,927        22,266            -

Exercise of stock options                   616,767         6        1,605             -            -
Common stock issued to outside directors     10,032         -           28             -            -
Repurchase of common stock                        -         -            -             -
Comprehensive income:
    Foreign currency translation loss             -         -            -                       (461)
    Net income                                    -         -            -         2,845            -
Total comprehensive income                        -         -            -             -            -
                                          ---------      ----     --------       -------       ------
Balance at September 30, 2000             7,999,812      $ 80     $ 28,560       $25,111       $ (461)
                                          =========      ====     ========       =======       ======

                                                  Treasury Stock               Total
                                              ---------------------        Stockholders'
                                              Shares         Amount           Equity
                                              ------         ------           ------

Balance at September 30, 1997                       -       $     -          $ 41,057

Exercise of stock options                           -             -               223
Stock options issued under sales agreement          -             -                68
Cancellation of stock options issued
   under sales agreement                            -             -              (126)
Net income                                          -             -             1,102
                                             --------       -------          --------
Balance at September 30, 1998                       -             -            42,324

Exercise of stock options                           -             -               404
Common stock issued to outside directors            -             -                50
Repurchase of common stock                   (378,200)       (1,210)           (1,210)
Net income                                          -             -             6,489
                                             --------       -------          --------
Balance at September 30, 1999                (378,200)       (1,210)           48,057

Exercise of stock options                           -             -             1,611
Common stock issued to outside directors            -             -                28
Repurchase of common stock                   (263,732)       (1,251)           (1,251)
Comprehensive income:
    Foreign currency translation loss               -             -                 -
    Net income                                      -             -                 -
Total comprehensive income                          -             -             2,384
                                             --------       -------          --------
Balance at September 30, 2000                (641,932)      $(2,461)         $ 50,829
                                             ========       =======          ========

  See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Years Ended September 30,
                                                                                   -------------------------------------------
                                                                                       2000           1999           1998
                                                                                   -------------   ------------   ------------
Cash flows from operating activities:
  Net income                                                                            $ 2,845         $6,489         $1,102
                                                                                   -------------   ------------   ------------

     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Exchange (gain) loss                                                                43            308             16
         Depreciation and amortization                                                    6,132          5,392          5,479
         Deferred income taxes                                                            (463)          1,951            705
         Loss (gain) on disposition of property and equipment                                 7           (175)            38
         Other                                                                              (53)             -              -
         Change in assets and liabilities, net of effect of
           acquisition:
            Decrease (increase) in accounts receivable                                    1,551         (1,493)         5,374
            Decrease (increase) in inventories                                           (2,851)          (421)         6,128
            Decrease (increase) in income taxes receivable                                3,780              -          2,818
            Decrease (increase) in other current assets                                    (757)          (163)          (769)
            Decrease (increase) in other assets                                          (1,486)          (342)          (144)
            Increase (decrease) in income taxes payable                                       -         (1,487)             -
            Increase (decrease) in accrued litigation judgment under appeal                   -         (4,909)           423
            Increase (decrease) in accounts and letters of credit payable, accrued
              employee compensation and benefits and other liabilities                     (676)         3,511         (5,774)
                                                                                   -------------   ------------   ------------
        Total adjustments                                                                 5,227          2,172         14,294
                                                                                   -------------   ------------   ------------
        Net cash provided by operating activities                                         8,072          8,661         15,396
                                                                                   -------------   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net                                                            (4,295)        (1,699)        (1,958)
    Proceeds from sale of property                                                           39            997              -
    Payment for Ring acquisition, net of cash acquired                                  (33,351)             -              -
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                             1,872            986            954
                                                                                   -------------   ------------   ------------
       Net cash provided by (used in) investing activities                              (35,735)           284         (1,004)
                                                                                   -------------   ------------   ------------

(Continued on page 32)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                                                                 Years Ended September 30,
                                                                                    --------------------------------------------
                                                                                        2000           1999            1998
                                                                                    -------------   ------------    ------------
Cash flows from financing activities:
      Proceeds from term loans                                                            30,000              -               -
      Payments on term loans                                                              (1,244)             -               -
      Proceeds from credit lines                                                          46,955         35,972          32,900
      Payments on credit lines                                                           (42,109)       (35,550)        (45,546)
      Payments on convertible subordinated notes                                          (7,600)             -               -
      Sinking fund redemption payments on bonds                                             (878)          (900)           (878)
      Payments on other long-term debt                                                      (753)          (737)           (692)
      Payments on bonds payable- real estate related                                      (2,210)          (980)           (975)
      Payments to repurchase common stock                                                 (1,251)        (1,210)              -
      Proceeds from issuance of common stock and
        related income tax benefit                                                         1,611            404             223
                                                                                    -------------   ------------    ------------
     Net cash provided by (used in) financing activities                                  22,521         (3,001)        (14,968)
                                                                                    -------------   ------------    ------------

Effect of exchange rate changes on cash                                                      198           (481)            519
Net increase (decrease) in cash and cash equivalents                                      (4,944)         5,463             (57)
Cash and cash equivalents at beginning of year                                             7,253          1,790           1,847
                                                                                    -------------   ------------    ------------
Cash and cash equivalents at end of year                                                  $2,309         $7,253          $1,790
                                                                                    =============   ============    ============

                       Supplemental Cash Flow Information


                                                  Years Ended September 30,
                                 ----------------------------------------------
                                     2000            1999             1998
                                 -------------    ------------    -------------
Cash paid (refunded) for:
  Interest                            $ 2,771          $2,304           $3,435
                                 =============    ============    =============
  Income taxes                         $ (584)         $2,439          $(3,210)
                                 =============    ============    =============

On July 5, 2000, the Company acquired Ring as follows:


Fair value of assets acquired, net
  of cash and cash equivalents                           $70,001
Liabilities assumed                                      (36,650)
                                                   --------------
Net cash payment made                                    $33,351
                                                   ==============

During the years ended September 30, 2000 and 1999, the Company issued 1,672 and 1,778 common shares to each of its outside directors as compensation for their services. The aggregate market value of the stock issued was $28,000 and $50,000 for 2000 and 1999, respectively.

 During  the  years  ended  September  30,  2000,  1999 and 1998  capital  lease obligations aggregating approximately $427,000, $102,000, and $438,000, respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

 See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2000, 1999 and 1998

 1.      Summary of Significant Accounting Policies and Nature of Operations

 (a)     The Business

 Catalina Lighting, Inc. ("the Company") is a United States-based wholesaler, distributor and manufacturer of lamps, lighting fixtures and other products. The Company sells principally in the U.S. and the United Kingdom to a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in other European countries, Canada, Mexico and other foreign markets.

(b)      Going Concern

 The accompanying consolidated financial statements for the year ended September 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 19, management believes that the Company will not comply with the financial covenants of its $75 million credit facility for quarters subsequent to September 30, 2000 unless a waiver of the covenants or an amendment to the facility modifying the covenants is obtained. This uncertainty may indicate that the Company may not be able to continue as a going concern.

 The Company's continuation as a going concern is dependent upon its ability to comply with the terms and covenants of its $75 million credit facility and to obtain additional financing or refinancing as may be required. The Company is attempting to renegotiate the terms and financial covenants of its $75 million credit facility and is also reviewing other strategic alternatives.

 (c)     Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated statements include the results of the wholly-owned subsidiaries Catalina Industries, Inc., Go-Gro Limited ("Go-Gro"), Ring Limited ("Ring"), a subsidiary purchased on July 5, 2000, Catalina Canada, Catalina Mexico and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (d)     Use of Estimates

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

(e)      Geographic Risks

 Substantially all of the Company's products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company's business. In addition, in the Company's consolidated balance sheet at September 30, 2000 are net assets of $17.4 million of Company subsidiaries located in China and Hong Kong, a sovereign territory of China. With respect to these assets, the Company maintains $14.4 million in noncancelable political risk insurance.

 (f)     Cash and Cash Equivalents

 Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

 (g)     Accounts Receivable

  Pursuant to an agreement between the Company and a bank, the Company transferred to the bank the credit risk of certain of its U.S. and Canadian receivables for a fee equal to .50 percent of billings to customers covered by the arrangement. The Company terminated the arrangement related to its U.S. receivables effective October 1, 2000. Ring has a similar arrangement related to its receivables for a fee equal to .085 percent of U.K. billing and .57 percent of non-U.K. billing. Gross accounts receivable secured

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


 1. Summary of Significant Accounting Policies and Nature of Operations (continued)

 under such agreements at September 30, 2000 and 1999 amounted to $20.6 million (U.S. receivables were $5.3 million) and $10.5 million, respectively. In addition, certain of the Company's sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 2000 and 1999 amounted to $7.0 million and $12.4 million, respectively.

 The Company provides allowances against accounts receivable for doubtful accounts, sales returns and sales incentives.

 (h)     Inventories

 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  (i)     Property and Equipment

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

 (j)     Restricted Cash Equivalents and Short-Term Investments

 The Company's restricted cash equivalents and short term investments at September 30, 2000 represented sinking fund payments on bonds issued to finance the Company's U.S. warehouse and investment income earned on such payments and $350,000 held in escrow in Mexico pursuant to the resolution of legal proceedings. Restricted cash equivalents and short term investments at September 30, 1999 represented the sinking fund payments on the bonds issued to finance the Company's U.S. warehouse and investment income earned and a $1.4 million escrow payment made on the bonds which financed the Company's former Meridian facility.

 (k)     Goodwill

 Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted operating income from the related acquired companies. Should the Company determine it probable that future estimated undiscounted operating income from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $3.6 million and $2.9 million at September 30, 2000 and 1999, respectively.

 (l)     Capital Leases

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

 (m)      Income Taxes

 The Company and its wholly-owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company's Hong Kong, Canadian, U.K. and Mexican subsidiaries and China joint venture. The Company follows the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


 1. Summary of Significant Accounting Policies and Nature of Operations (continued)

 future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

 (n)     Earnings Per Share

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

  (o)    Foreign Currency Translation

 The accounts of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". For subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are translated at the current exchange rate and nonmonetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in net income. For subsidiaries where the functional currency is other than the U.S. dollar, all balance sheet accounts are translated at the current exchange rate. Income and expense accounts are translated at the average exchange rates in effect during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity ("other comprehensive income (loss)"). Foreign currency transaction gains and losses are included in consolidated net income.

 (p)     Stock-Based Compensation

 The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company continues to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied.

 (q)     Long-Lived Assets

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

  (r)    Comprehensive Income (loss)

  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income ("SFAS 130")," which establishes standards for reporting and display of comprehensive income and its components. For the year ended September 30, 2000, comprehensive income included a $461,000 foreign currency translation loss related to the
  Company's United Kingdom operations. The Company's investment in such operations is permanent in nature and consequently no adjustment for income taxes was made. The Company's net income for the years ended September 30, 1999 and 1998 equals comprehensive income for the same periods.

  (s)    Disclosures About Segments and Related Information

  Effective October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report selected information about operating segments in financial statements and requires that those companies report selected information about segments in interim and annual financial

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


  1. Summary of Significant Accounting Policies and Nature of Operations (continued)

  reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Upon adoption, information for prior years is required to be restated. Information presented in Note 15 has been restated to comply with SFAS 131.

  (t)      Impact of Recently Issued Accounting Standards

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 in the first quarter of fiscal 2001. Given the Company's limited hedging activities and its belief that such hedging activities are highly effective in accordance with SFAS 133, the Company believes that the impact of the transition to SFAS 133 will not be material to its financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending September 30, 2001. The Company has evaluated the impact that SAB 101 will have on the timing of revenue recognition in future periods and believes SAB 101 will not have a material impact on its financial position or results of operations.

  (u)      Reclassifications

  Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

  2.       Acquisition

  On July 5, 2000 the Company acquired all of the outstanding ordinary shares and 74% of the convertible preference shares of Ring Plc ("Ring"). Ring is a leading supplier of lighting, automotive aftermarket products and industrial consumables in the United Kingdom. The acquisition, recorded under the purchase method of accounting, included the purchase of 39.6 million ordinary shares at 50 pence per share (approximately U.S. $30.1 million), 7 million convertible preference shares at 20 pence per share (approximately U.S. $2.1 million) plus acquisition costs, resulted in a total purchase price of U.S. $33.8 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of Ring's tangible assets was $21.3 million. This amount has been allocated to goodwill on a preliminary basis while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed. The goodwill is being amortized over 20 years on a straight-line basis. Although the allocation and amortization period are subject to adjustment, the Company does not expect that such adjustments will have a material effect on the consolidated financial statements. The following summary, prepared on a proforma basis, presents the consolidated results of operations of the Company as if Ring had been acquired as of the beginning of the fiscal years presented,

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


  2.       Acquisition (continued)

  after including the impact of certain adjustments, such as (1) the amortization of goodwill, (2) the increase in interest expense from additional borrowings to fund the acquisition and the increase in interest rates on borrowings under the new U.K. and U.S. revolving facilities, (3) the amortization of fees related to the new credit facilities, (4) the elimination of inter-company sales and profits, and (5) the related income tax effects.

                                           Years Ended September 30,
                                    -------------------------------------
                                      (Unaudited)            (Unaudited)
                                         2000                   1999
                                    --------------         --------------
                                    (In thousands, except per share data)
  Net sales                           $ 287,245              $ 285,682
  Net income                          $   1,686              $   6,276

  Earnings per share
    Basic                             $    0.24              $    0.89
    Diluted                           $    0.22              $    0.77

  The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the years presented, nor is it indicative of future operating results.

  3.       Inventories

  Inventories consisted of the following:


                                  September 30,
                      ----------------------------------
                             2000               1999
                      ----------------    --------------
                                 (In thousands)
Raw materials                 $ 6,700           $ 4,050
Work-in-progress                1,159               932
Finished goods                 44,921            23,686
                      ----------------    --------------

                             $ 52,780          $ 28,668
                      ================    ==============


  The Company capitalizes certain costs in finished goods inventory associated with acquiring, storing and preparing inventory for distribution. Such costs aggregated approximately $9.3 million, $8.8 million and $8.2 million for the years ended September 30, 2000, 1999 and 1998, respectively, of which $1.6 million and $2.2 million remained in inventory at September 30, 2000 and 1999, respectively.

  Inventory allowances amounted to $3.4 million and $2.3 million at September 30, 2000 and 1999, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


4.       Property and Equipment

Property and equipment and related depreciable lives were as follows:

                                                        September 30,
                                         ----------------------------------      Depreciable
                                              2000               1999               lives
                                         ---------------    ---------------    -----------------
                                                        (In thousands)
Land                                            $ 1,707            $ 1,354      -
Land use rights                                   1,898              1,912     47 years
Buildings and improvements                       15,615             15,352     5 to 50 years
Leasehold improvements                            2,544              1,619     lease terms
Furniture and office equipment                    1,477              1,151     3 to 7 years
Computer software and equipment                   4,912              4,299     2 to 5 years
Machinery, molds and equipment                   14,879             13,457     3 to 15 years
Vehicles                                          2,681                460     4 to 5 years
Construction in progress                          2,168                  -      -
Other assets                                        179                259     2 years
                                         ---------------    ---------------
                                                 48,060             39,863
Less accumulated depreciation                    18,128             15,432
                                         ---------------    ---------------
                                               $ 29,932           $ 24,431
                                         ===============    ===============

Depreciation expense (including the amortization expense of assets under capital leases) for the years ended September 30, 2000, 1999 and 1998 was approximately $4,130,000, $4,297,000 and $4,376,000, respectively.

5.        Credit Lines

The Company entered into a five-year credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate its existing U.S. credit facility and Ring's U.K. facility. The new facility consists of two term loans amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.9 million), respectively, and two facilities for revolving loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K., of $20 million and the GBP equivalent of U.S. $25 million (approximately GBP 17 million), respectively. Borrowings under the facility bear interest, payable monthly, at the Company's option of either the prime rate plus 1.75% (11.25% at December 15, 2000) or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (9.46% at December 15, 2000). Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's Canadian and first tier United Kingdom and Hong Kong subsidiaries. The agreement contains covenants requiring that the Company maintain a minimum level of equity, meet certain debt to adjusted earnings and fixed charge coverage ratios and limiting capital expenditures. Borrowings are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. and U.K. receivables and inventory. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. At September 30, 2000, $33.6 million in net assets of Ring were restricted under the credit facility and U.K. laws and could not be transferred to the parent Company. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. At September 30, 2000, the Company had used $31.1 million under the revolving facilities and $6.2 million was available for additional borrowings under the borrowing base. As a result of the Company's operating results for the fourth quarter of fiscal 2000, most notably the pretax loss incurred by the Company's United Kingdom operations, the Company initially was not in compliance with a financial covenant under its $75 million credit facility for the quarter ended September 30, 2000. The Company obtained an amendment of the credit facility on December 22, 2000 and is in compliance with financial covenants under the amended facility for the quarter ended September 30, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

5.       Credit Lines (continued)

However, based upon the Company's current expectations, the Company does not expect to be in compliance with the financial covenants of the $75 million credit facility for the quarter ending December 31, 2000 and subsequent quarters unless the covenants are waived or modified through another amendment of the facility. Any default or subsequent breach of the financial covenants for quarters subsequent to September 30, 2000 could result in acceleration of this indebtedness, in which case the debt would become immediately due and payable. The Company believes it will be able to successfully negotiate with its present $75 million credit bank syndicate, as necessary, for a second amendment of the facility or a waiver of the financial covenants, so as to preclude acceleration of this indebtedness. However, no assurances can be given that these negotiations will be successful. Due to this uncertainty, all amounts payable under the Company's $75 million credit facility have been classified as current liabilities in the accompanying September 30, 2000 balance sheet. See also Note 19 of Notes to Consolidated Financial Statements.

Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP five-year revolving credit facility. The arrangement provides for borrowings, trade letters of credit and foreign currency forward contracts and transactions. Borrowings, letters of credit and foreign currency forward contracts outstanding under this arrangement amounted to $3.2 million $7.9 million and $9.4 million, respectively, at September 30, 2000. The borrowings were included in credit lines.

The Company has a credit facility with a Canadian bank which provides four million Canadian dollars or U.S. equivalent (approximately U.S. $2.7 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (8% at September 30, 2000) and U.S. dollar advances bear interest at the U.S. base rate of the bank (10% at September 30, 2000). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 2000, $2.5 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At September 30, 2000, total Canadian and U.S. dollar borrowings amounted to U.S. $2.2 million (included in credit lines) and U.S. $1.2 million was available under the borrowing base calculation.

Go-Gro has a 35 million Hong Kong dollars (approximately U.S. $4.5 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9.75% at September 30, 2000). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to the Company at any time to 50% of Go-Gro's pre-tax profits for the previous 12 months. At September 30, 2000, $17.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 2000, the Company had used $1.8 million of this line for letters of credit (there were no borrowings) and U.S. $2.7 million was available. This availability under this facility was increased to 60 million Hong Kong dollars (approximately U.S. $7.7 million) in December 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)



5.       Credit Lines (continued)


The Company's availability under its credit lines consisted of the following:

                                                               September 30,
                                                -------------------------------------
                                                      2000                 1999
                                                -----------------      --------------
                                                             (In thousands)
Total lines of credit                                   $ 53,149            $ 32,248
Less:
   Borrowings                                            (19,550)            (14,350)
   Stand-by letters of credit                            (13,293)             (1,213)
   Open letters of credit and other                       (2,292)             (4,126)
   Amount unavailable under borrowing base                (7,904)                  -
                                                -----------------      --------------
Lines of credit available                               $ 10,110            $ 12,559
                                                =================      ==============

The weighted average interest rate on the current portion of credit lines was 9.16% and 8.75% at September 30, 2000 and 1999, respectively, and was 9.15% on the term loans at September 30, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

6.       Bonds Payable - Real Estate Related


The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, aggregating $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.65% at September 30, 2000) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7 million direct pay letter of credit which is not part of the Company's credit line. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The outstanding balance of these bonds was $6 million and $6.9 million, at September 30, 2000 and 1999, respectively. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.


The aggregate maturities and sinking fund requirements of bonds payable at September 30, 2000, are as follows (in thousands):

                      2001                   $ 900
                      2002                     900
                      2003                     600
                      2004                     600
                      2005                     500
                      Thereafter             2,500
                                      --------------
                                           $ 6,000
                                      ==============

The Company financed the purchase and improvements of a manufacturing facility located in Meridian, Mississippi through the issuance of a series of State of Mississippi General Obligation Bonds (Mississippi Small Enterprise Development Finance Act Issue, 1994 Series GG) with an aggregate available principal balance of $1,605,000, a weighted average coupon rate of 6.23% and a contractual maturity of November 1, 2009. In June 1997, the Company ceased manufacturing operations at this location and leased the facility to a non-manufacturing entity. As a result, the Company made a $1.5 million payment to escrow on the bonds, which was included in restricted cash equivalents and short-term investments in the September 30, 1999 balance sheet. The bonds were secured by a first mortgage on land, building and improvements and a $1,713,000 standby letter of credit, which was not part of the Company's credit lines. Interest on the bonds was payable semiannually and principal payments were due annually. The outstanding balance of these bonds was $1.3 million at September 30, 1999. The Company redeemed the bonds at their earliest redemption date of November 1, 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


7.       Convertible Subordinated Notes

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

8.       Other Long-Term Debt

Other long-term debt consisted of the following:

                                                                                                   September 30,
                                                                                           -------------- -- ------------
                                                                                               2000             1999
                                                                                           --------------    ------------
                                                                                                  (In thousands)
     Loan payable monthly through 2004 based on a 15 year amortization  schedule with a balloon  payment  in 2004,  bearing  interest  at 8%,  secured  by a mortgage  on land and  building  with a net book  value of $1.3  million at
     September 30, 2000.                                                                   $        896      $      958

     Borrowings  under a leasing  facility with a Hong Kong  financial  institution to finance the  purchase  of  equipment  for the China  facility;  payable  monthly, bearing  interest  at the Hong  Kong  Interbank  Borrowing  Rate plus 3% (8.6% at
     September  30,  2000),  maturing at various  dates  through 2002 and secured by a guarantee issued by the Company and warehouse  equipment with a net book value of
     $230,000 at September 30, 2000; this facility was cancelled in October 2000.                   277             443

     Borrowings under a leasing facility with a U.S. financial  institution to finance the purchase of U.S. assets;  payable monthly,  maturing at various dates through
     2004,  bearing interest at 8.75%,  and secured by office,  computer and warehouse equipment  with a net book value of $168,000 at September 30, 2000;  $699,000 was
     available for future borrowings at September 30, 2000.                                         301             523

     Borrowings under a leasing facility with a U.K. financial  institution to finance the  purchase of vehicles and  equipment,  payable  monthly,  maturing at various dates through 2003,  bearing interest at the institution's  base rate plus 1.25%, adjusted  monthly  (7.25% at  September  30,  2000),  and secured by vehicles and equipment  with a net book  value of $1.3  million at  September  30,  2000;  the facility is renewed annually and $960,000 was available for future  borrowings at
     September 30, 2000.                                                                          1,214               -

     Borrowings  which  financed  the  purchase  of  computer  equipment  in the U.S., maturing  in 2003,  bearing  interest at rates  ranging  from 8.81% to 10.81% and secured by computer  equipment with a net book value of $382,000 at September 30,
     2000.                                                                                          399               -

     Other                                                                                           40              87
                                                                                           --------------    ------------
     Subtotal                                                                                     3,127           2,011
     Less current maturities                                                                     (1,339)           (487)
                                                                                           --------------    ------------
                                                                                           $      1,788      $    1,524
                                                                                           ==============    ============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

8.       Other Long-Term Debt (Continued)

The aggregate maturities of other long-term debt at September 30, 2000 are as follows (in thousands):

                         2001                   $ 1,339
                         2002                       827
                         2003                       284
                         2004                       677
                         2005                         -
                                          ---------------
                                                $ 3,127
                                          ===============

9.       Income Taxes

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal income tax rate:

                                                            Years Ended September 30,
                                           ------------------------------------------------
                                               2000             1999             1998
                                           --------------   --------------   --------------
Statutory federal income tax rate                   34.0 %           34.0 %           34.0 %
 Increase (decrease) resulting from:
   State income taxes, net of federal
       income tax effect                             3.4              2.8              2.8
   Foreign tax rate differential                   (18.7)            (6.3)           (33.2)
   Goodwill amortization                             6.2              1.6             10.6
   Adjustment to tax rate applied to U.S.
       temporary differences                           -                -              8.9
   Other                                             2.5             (0.9)             1.8
                                           --------------   --------------   --------------
                                                    27.4 %           31.2 %           24.9 %
                                           ==============   ==============   ==============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

9.       Income Taxes (continued)

The income tax provision (benefit) consisted of the following:

                                            Current             Deferred             Total
                                        ----------------     ----------------    ---------------
                                                             (In thousands)
Year ended September 30, 2000
  Federal                                $          279      $          (377)     $         (98)
  State                                              64                   70                134
  Foreign                                         1,194                 (156)             1,038
                                        ----------------     ----------------    ---------------
                                         $        1,537      $          (463)     $       1,074
                                        ================     ================    ===============

Year ended September 30, 1999
  Federal                                $          (95)     $         1,788      $       1,693
  State                                              80                  165                245
  Foreign                                         1,002                   (2)             1,000
                                        ----------------     ----------------    ---------------
                                         $          987      $         1,951      $       2,938
                                        ================     ================    ===============

Year ended September 30, 1998
  Federal                                        $ (993)               $ 453             $ (540)
  State                                              22                  341                363
  Foreign                                           631                  (89)               542
                                        ----------------     ----------------    ---------------
                                                 $ (340)               $ 705              $ 365
                                        ================     ================    ===============

Income (loss) before income taxes by source consisted of the following:

                                       Years Ended September 30,
                 -----------------------------------------------------------
                       2000                  1999                1998
                 ------------------    -----------------    ----------------
United States               $ (733)             $ 5,046            $ (1,265)
Foreign                      4,652                4,381               2,732
                 ------------------    -----------------    ----------------
                           $ 3,919              $ 9,427             $ 1,467
                 ==================    =================    ================



The tax effects of each type of temporary difference that gave rise to the Company's current net deferred tax asset is as follows:

                                                              September 30,
                                               --------------------------------
                                                    2000               1999
                                               ---------------    -------------
                                                          (In thousands)
Accounts receivable allowances                          $ 916          $ 1,337
Prepaid expenses                                         (150)            (175)
Allowances and capitalized costs for inventory            856              961
Accrued expenses                                          379               76
Restructuring charge                                      175                -
Other                                                      14               48
                                               ---------------    -------------
                                                      $ 2,190          $ 2,247
                                               ===============    =============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

9.       Income Taxes (continued)

The tax effects of each type of temporary difference and carryforward that gave rise to the Company's net long term deferred tax asset (liability) (included in other long term assets or other long term liabilities) are as follows:

                                                                     September 30,
                                                      -----------------------------------
                                                           2000               1999
                                                      ---------------    ----------------
                                                                     (In thousands)
Pension obligation                                           $ 1,409                 $ -
Depreciation:
   U.S. assets                                                  (572)               (523)
   Foreign assets                                                195                 (63)
U.S. tax loss and other U.S. carryforwards                     1,169                 259
Foreign operating tax losses carryforward                      1,510                 796
Foreign capital losses carryforward                            8,292                   -
Other                                                            151                 146
Valuation allowance                                           (9,880)               (796)
                                                      ---------------    ----------------
                                                             $ 2,274              $ (181)
                                                      ===============    ================

At September 30, 2000, the Company had a $2.6 million U.S. operating loss carryforward for federal income tax return purposes. Foreign operating and capital losses carried forward were $4.7 million and $27.6 million, respectively. The U.S. loss can be carried forward for 20 years and the foreign losses must be utilized within the carryforward periods of the international jurisdictions. A valuation allowance has been provided for all of the foreign operating and capital tax losses carryforward. The foreign operating and capital losses expire as follows (in thousands):


             Year of         Net operating        Capital
           expiration           losses             losses
         ---------------  -------------------  --------------
         2001                $           450    $          -
         2005                            319               -
         2006                            409               -
         2007                            529               -
         2008                          1,061               -
         2009                            850               -
         2010                            478               -
         Indefinite                      608          27,600
                          -------------------  --------------
                             $         4,704    $     27,600
                          ===================  ==============


The Company has not provided for possible U.S. income taxes on $25.5 million in undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


10.                Pension Benefits

Ring has a defined benefit pension plan (the "plan") which covers 29 current employees and over 1,000 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary.


The components of net pension cost for the period from the date of acquisition of Ring (July 5, 2000) to September 30, 2000 were as follows (in thousands):

      Service cost                                         $               71
      Interest cost                                                       248
      Expected return on plan assets                                     (250)
                                                           -------------------
                                                                         $ 69
                                                           ===================

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets, and the funded status of the plan are as follows (in thousands):

Change in benefit obligation:
      Benefit obligation at July 5, 2000                   $           21,256
      Service cost                                                         71
      Interest cost                                                       248
      Benefits paid                                                      (126)
      Foreign currency gain                                              (471)
                                                           -------------------
      Benefit obligation at September 30, 2000             $           20,978
                                                           ===================

Change in plan assets:
      Fair value of plan assets at July 5, 2000            $           16,566
      Actual return on plan assets                                        (19)
      Employer contributions                                               86
      Benefits paid                                                      (126)
      Foreign currency loss                                              (367)
                                                           -------------------
      Fair value of plan assets at September 30, 2000      $           16,140
                                                           ===================

Funded status:
      Funded status (liability) at September 30, 2000      $           (4,838)
      Unrecognized actuarial gain                                         267
                                                           -------------------
      Net liability recognized                             $           (4,571)
                                                           ===================


Accrued benefit  liability ($1.6 million
included in other current  liabilities
and $3.0  million  included in other long
term  liabilities)  recognized  in the
Company's balance sheet at September 30, 2000              $           (4,571)
                                                           ===================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

10.                Pension Benefits (continued)

The weighted average assumptions used in the actuarial computations that derived the above amounts were as follows:


      Discount rate                                                    5.0%
      Expected return on plan assets                                   6.5%
      Average rate of compensation increase                            5.0%
      Rate of pension benefit increase                                 3.0%



The Company is reviewing the future of the plan and believes that in the future it may begin the process of terminating the Company's liability under the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The last MFR valuation as of April 6, 2000 placed the MFR shortfall at $1.4 million.

Ring also operates a defined contribution plan covering some of its remaining employees.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

11.      Earnings Per Share

The computation of basic and diluted earnings per common share ("EPS") is as follows (in thousands except per share data):
                                                                                         Years Ended September 30,
                                                                              ----------------------------------------------
                                                                              2000                 1999                 1998
                                                                              ----                 ----                 ----
Basic EPS
Numerator:
Net income                                                                 $ 2,845              $ 6,489              $ 1,102
                                                                           =======              =======              =======
Denominator:
Weighted average shares outstanding during the year                          7,607                7,252                7,128
Weighted average of shares repurchased
  during the year                                                             (533)                (197)                   -
                                                                           -------              -------              -------
Weighted average shares used for basic EPS                                   7,074                7,055                7,128
                                                                           =======              =======              =======

Basic EPS                                                                  $  0.40               $ 0.92               $ 0.15
                                                                           =======              =======              =======
Diluted EPS
Numerator:
Net income                                                                 $ 2,845              $ 6,489              $ 1,102
Interest on convertible subordinated notes, net of
  income taxes*                                                                250                  424                    -
                                                                           -------              -------              -------
Net income available to common stockholders                                $ 3,095              $ 6,913              $ 1,102
                                                                           =======              =======              =======
Denominator:
Weighted average shares outstanding during the year                          7,607                7,252                7,128
Shares upon conversion of convertible subordinated notes*                      748                1,138                    -
Effect of stock options**                                                      597                  495                  349
Weighted average of shares repurchased
  during the year                                                             (533)                (197)                   -
                                                                           -------              -------              -------
Weighted average shares used for diluted EPS                                 8,419                8,688                7,477
                                                                           =======              =======              =======
Diluted EPS                                                                $  0.37              $  0.80              $  0.15
                                                                           =======              =======              =======

* The convertible subordinated notes were not included in the denominator for diluted EPS for the year ended September 30, 1998 because their effect was anti-dilutive.


** Weighted average shares issuable upon the exercise of stock options which were not included in the calculation because they were antidilutive were 228,000, 540,000 and 1,249,000 for 2000, 1999 and 1998, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

12.      Common Stock, Stock Options, Warrants and Rights


Common Stock
------------

The Company's board of directors has authorized the repurchase of up to $2.7 million of common shares of the Company from time to time in the open market or in negotiated purchases. At September 30, 2000, the Company had repurchased 641,932 shares for $2.5 million.

Stock Options Under Plans
-------------------------

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan ("Employee Plan"), which provides for the granting of options to officers and other key employees. Under the Employee Plan, the Company and its shareholders authorized the granting of options for up to 1,750,000 shares of common stock to be granted as either incentive or nonstatutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. As of September 30, 2000, options for approximately 7,692 shares of common stock remained available for future grants. Options generally vest ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date.

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan ("Director Plan"), which provides for the granting of options for up to 50,000 shares of common stock to non-employee directors. Under the Director Plan, options to purchase 2,000 common shares were granted annually through 1997 to non-employee directors automatically upon their election to the Board of Directors which vest upon the serving of a one-year term. The exercise price is the fair market value of the common stock on the date the options are granted. As of September 30, 2000, 22,000 shares of common stock remained available for future grants. These options are generally exercisable no later than ten years from the date of grant.

In March 2000, the Company's Board of Directors approved a Stock Option Plan ("Broad Based Plan") which provides for the granting of options to purchase 325,000 shares of common stock at a purchase price equal to the fair market value on the date of grant. As of September 30, 2000, 79,000 shares of common stock remained available for future grants. The exercise price is the fair market value of the common stock on the date the options are granted. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years. These options are generally exercisable no later than ten years from the date of grant.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

12.               Common Stock, Stock Options, Warrants and Rights (continued)

Transactions and related information for each plan are as follows:

        Employee Plan:                                                         Number of            Weighted Average
                                                                               Options              Price Per Share
                                                                               -----------          ---------------
        Options outstanding at September 30, 1997                               1,326,467                 $3.98
             Options granted                                                        5,000                 $3.38
             Options exercised                                                    (25,100)                $3.03
             Options terminated                                                   (16,719)                $4.36
                                                                                ---------                 -----
        Options outstanding at September 30, 1998                               1,289,648                 $3.99 **
             Options granted                                                       91,000                 $3.28
             Options exercised                                                   (185,898)                $2.20
             Options terminated                                                   (63,848)                $4.10
                                                                                ---------                 -----
        Options outstanding at September 30, 1999                               1,130,902                 $2.81
             Options exercised                                                   (364,767)                $2.27
             Options terminated                                                    (6,201)                $3.93
                                                                                ---------                 -----
        Options outstanding at September 30, 2000                                 759,934                 $3.05
                                                                                =========                 =====
        Options exercisable at September 30, 2000                                 703,262                 $3.04
                                                                                =========                 =====

**On December 11, 1998, the exercise price of 784,733 outstanding options was restated to $2.4375, the market value of the Company's stock on such date.

      Director Plan:                                                      Number of        Weighted Average
                                                                           Options         Price Per Share
                                                                        --------------   ---------------------
      Options outstanding at September 30, 1997
      and 1998                                                                 46,000                   $6.59
         Options terminated                                                    (2,000)                 $12.13
                                                                        --------------   ---------------------

      Options outstanding at September 30, 1999                                44,000                   $6.34
         Options terminated                                                   (20,000)                  $6.25

                                                                        --------------   ---------------------
      Options outstanding at September 30, 2000                                24,000                   $6.42
                                                                        ==============   =====================

      Options exercisable at September 30, 2000                                24,000                   $6.42
                                                                        ==============   =====================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

12.      Common Stock, Stock Options, Warrants and Rights (continued)

              Broad Based Plan:                                        Number of          Weighted Average
                                                                        Options            Price Per Share
                                                                      -------------      --------------------
              Options outstanding at September 30, 1999                          -                         -
                 Options granted                                           246,000                     $3.94

                                                                      -------------      --------------------
              Options outstanding at September 30, 2000                    246,000                     $3.94
                                                                      =============      ====================

              Options exercisable at September 30, 2000                          -                         -
                                                                      =============      ====================

Other Stock Options
-------------------

On October 1, 1991, the Company issued options to purchase 20,000 shares at $3.38 to an employee. On December 11, 1998 the exercise price of these options was restated to $2.4375, the market value of the Company's stock on such date. The options were fully exercisable at September 30, 2000 and expire on October 1, 2001.

On January 3, 1992, the Company issued to certain of its executives and non-employee directors options to purchase 275,000 shares at $4.88 per share. On December 11, 1998, the exercise price of 150,000 of these options was restated to $2.4375, the market value of the Company's stock on such date. As of September 30, 2000, 225,000 of these options remained unexercised and were fully exercisable. They expire January 3, 2002.

On January 15, 1993, the Company issued to one of its executives options to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. On December 11, 1998, the exercise price of these options was restated to $2.4375, the market value of the Company's stock on such date. The options were fully exercisable at September 30, 2000. The options expire on January 14, 2003.

At various dates during fiscal 1995, the Company granted to certain new employees options to purchase 91,000 shares of common stock at prices ranging from $6.75 to $6.875. In most cases, one-third of the options became exercisable on October 1, 1995, with one-third vesting on October 1 of each of the following two years. The options expire in 10 years from the grant date. On October 27, 1995, the exercise price of these options was restated to $4.125, the market value of the Company's stock on such date, and on December 11, 1998, the exercise price of the remaining 53,500 shares was restated to $2.4375, the market value of the Company's stock on such date. As of September 30, 2000, the remaining 35,000 options were fully exercisable.

On March 4, 1996, the Company issued options to purchase 10,000 shares at $5.38 to a consultant. The options were fully exercisable at September 30, 2000 and expire on March 4, 2006.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


12.      Common Stock, Stock Options, Warrants and Rights (continued)


On August 27, 1996, the Company issued to one of its executives options to purchase 5,000 shares of common stock at $3.75 per share. On December 11, 1998, the exercise price of these options was restated to $2.4375, the market value of the Company's stock on such date. The options were fully exercisable at September 30, 2000 and expire on August 26, 2006.

On March 12, 1997, the Company issued options to purchase 20,000 shares of common stock at $3.75 per share to new members of the Company's Board of Directors. The options were fully exercisable at September 30, 2000 and expire on March 11, 2007.

During fiscal 1999, the Company granted to certain new employees options to purchase 8,000 shares of common stock at prices ranging from $4.69 to $4.94. The options expire 10 years from the grant date and one-third became exercisable one year after the date of grant with one-third vesting during each of the following two years. At September 30, 2000, 2,666 options were exercisable.

During fiscal 2000, the Company issued to certain new employees options to purchase 214,000 shares at prices ranging from $4.06 to $4.38 per share, the market value of the Company's stock on grant date. The options expire 10 years from the grant date. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years.


Transactions and related information relating to other stock options are summarized as follows:

                                                                         Options                Price Per Share
                                                                  ----------------------   ---------------------------
Options outstanding at September 30, 1997                                       800,500                         $3.69
     Options granted                                                             18,000                         $3.53
     Options exercised                                                          (55,000)                        $1.75
     Options terminated                                                        (125,000)                        $3.93
                                                                  ----------------------   ---------------------------
Options outstanding at September 30, 1998                                       638,500                         $3.81 **
     Options granted                                                             11,000                         $3.45
     Options terminated                                                         (24,500)                        $3.00
                                                                  ----------------------   ---------------------------
Options outstanding at September 30, 1999                                       625,000                         $2.84
     Options granted                                                            214,000                         $4.36
     Options exercised                                                         (252,000)                        $1.93
                                                                  ----------------------   ---------------------------
Options outstanding at September 30, 2000                                       587,000                         $3.79
                                                                  ======================   ===========================

Options exercisable at September 30, 2000                                       367,666                         $3.44
                                                                  ======================   ===========================

 .

**On December 11, 1998, the exercise price of 290,000 outstanding options was restated to $2.4375, the market value of the Company's stock on such date.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

12.      Common Stock, Stock Options, Warrants and Rights (continued)

The following table summarizes information about all stock options outstanding at September 30, 2000:

                                             Options Outstanding                                Options Exercisable
                            ----------------------------------------------------       ---------------------------------------
                                                 Weighted              Weighted                                   Weighted
                                                  Average               Average                                    Average
       Range of Exercise       Options           Remaining             Exercise               Options             Exercise
             Prices          Outstanding      Contractual Life          Price               Exercisable            Price
--------------------------  --------------   ------------------   -------------------   -------------------   -----------------
 $2.125 to $2.4375                 759,934            3.2 years                $2.42               734,934               $2.43
 $3.375 to $4.1875                 433,500            7.5 years                $3.90               141,828               $3.78
 $4.375 to $6.63                   355,000            6.5 years                $4.65               149,666               $5.02
 $6.75 to $10.75                    68,500            4.1 years                $6.99                68,500               $6.99
--------------------------  ---------------   ------------------  -------------------   -------------------   -----------------
 $2.125 to $10.75                1,616,934            5.1 years                $3.50             1,094,928               $3.25
==========================  ===============   ==================  ===================   ===================   =================

For purposes of the following proforma disclosures, the weighted-average fair value of options has been estimated on the date of grant or repricing using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield; expected volatility of 62%, 62% and 58%, risk-free interest rate of 6.4%, 5.2% and 5.4% and an expected term of six and a half years for options granted and two years for options repriced during 1999. The weighted average fair value at date of grant of options granted during 2000, 1999, and 1998 was $2.36, $1.97 ($.70 for options repriced) and $1.89 per option, respectively. Had the compensation cost been determined based on the fair value at the grant or repricing date consistent with the provisions of SFAS 123, the Company's net income and basic and diluted earnings per share would have been reduced to the proforma amounts indicated below (in thousands, except per share amounts):


                                                  Years Ended September 30,
                                              ---------------------------------
                                               2000          1999        1998
                                               ----          ----        ----
Net income - as reported                      $ 2,845       $ 6,489     $ 1,102
Net income - proforma                         $ 2,685       $ 5,764     $   966

Basic earnings per share - as reported        $  0.40       $  0.92     $  0.15
Basic earnings per share - proforma           $  0.38       $  0.82     $  0.14

Diluted earnings per share - as reported      $  0.37       $  0.80     $  0.15
Diluted earnings per share - proforma         $  0.35       $  0.71     $  0.13

Stock Rights
------------

In November 2000, the Company's Board of Directors reauthorized its stockholder rights plan, by adopting a plan similar to a pre-existing rights plan which expired on November 20, 2000. Under the Company's new rights plan, a preferred stock purchase right was distributed for each share of common stock outstanding at the close of business on the November 30, 2000 record date and is issued in connection with each share issued after such date. The rights are not initially exercisable, but upon the occurrence of certain takeover-related events, the holders of the rights (other than an adverse or acquiring person, or group thereof), under certain circumstances, have the right to purchase additional shares of Company stock (or in some cases, stock of the acquiring entity) at a discount to the then market price. The rights can be redeemed by the Company at any time, and will otherwise expire on November 20, 2005. The thresholds for triggering the rights plan is a person (as defined in the rights plan) acquiring 21% of the outstanding stock of the Company or a declaration by the Board of Directors that a person is an "adverse person" as defined in the rights plan, and the exercise price of the rights is $17.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


12.      Common Stock, Stock Options, Warrants and Rights (continued)

Stock Warrants
--------------

In connection with the Company's initial public offering of common stock in May 1988, warrants to purchase 92,000 common shares at $4.20 a share were issued to the underwriters. The warrants are exercisable through December 31, 2000. The Company registered the shares underlying the warrants effective May 24, 1995. No common stock has been issued pursuant to these warrants through September 30, 2000.

13.      Commitments

The Company leases offices, warehouse facilities, equipment and vehicles under non-cancelable operating leases that expire at various dates through 2019 with the exception of certain U.K. land use rights which expire in 2073. Certain leases provide for future rent adjustments based on changes in market rates or increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 2000 by fiscal year, were as follows (in thousands):


                    Minimum Rental             Minimum
                      Payments           Sublease Receipts           Net
                -------------------    --------------------    --------------
2001                       $ 3,625                   $ 535           $ 3,090
2002                         2,446                     150             2,296
2003                         1,944                     149             1,795
2004                         1,712                     132             1,580
2005                         1,623                     117             1,506
Thereafter                  19,177                     434            18,743
                -------------------    --------------------    --------------
                          $ 30,527                 $ 1,517           $29,010
                ===================    ====================    ==============

Total net rental expense for all operating leases amounted to approximately $1.9 million, $1.5 million and $1.8 million for the years ended September 30, 2000, 1999 and 1998, respectively.

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Through fiscal 2000, under the joint venture agreement Go-Gro owned 70% of SJE's land use rights, building and equipment and Shenzhen Baoanqu Fuda Industries Co., Ltd. ("Fuda"), a Chinese Company, owned the remaining 30%. Go-Gro received 100% of SJE's profits and losses. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE is obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be completed by April 1, 1997. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this facility in December 1999. The remainder of the construction is underway to be completed in 2001. The total cost for this project is estimated at $16 million (of which $13.3 million had been expended as of September 30, 2000) and includes approximately $1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF is based upon the square footage to be constructed. The agreement calls for the MCFF to be paid in installments beginning in January 1997 of which $588,000 had been paid or accrued as of September 30, 2000. In September 2000, Go-Gro purchased Fuda's 30% interest in SJE's land use rights and property for approximately $1.0 million.

On  April  26,  1996,  the  Company  entered  into  a  license   agreement  with
Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002, with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Commencing September 30, 2000 either party has the right to terminate the agreement during fiscal years 2000 to 2002 if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $40 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $29 million and $20.5 million for the years ended September 30, 2000 and 1999, respectively.

In January 2000, the Company renewed a consulting agreement with a former employee for a two-year period beginning April 1, 2000, for an annual fee of $140,000, payable monthly.

14.      Related Party Transactions

The Company leased a facility located in Massachusetts from an entity in which an officer and a former officer had an ownership interest. The lease expired in June 1999. Rent expense related to this lease was approximately $99,000 and $159,000 for the years ended September 30, 1999 and 1998, respectively.

Notes and advances receivable from Executive Vice Presidents of the Company aggregated approximately $207,000 and $284,000 at September 30, 2000 and 1999, respectively. At September 30, 2000 notes and advances included $170,000 in notes bearing interest at LIBOR plus 250 basis points which were collaterized by stock option agreements to purchase 150,000 shares of the Company. A note amounting to $100,000 matures in December 2001 and the remaining $70,000 note matures in January 2002.

15.          Segment Information

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

For internal management reporting purposes the Company operates three primary business segments, which also correspond to the major geographic segments of the Company's business: Catalina Industries (United States), Go-Gro Industries (China) and Ring Limited (United Kingdom). The Company added the United Kingdom as a primary business segment with the acquisition of Ring PLC on July 5, 2000. Catalina Industries and Ring Limited are engaged in the importation and distribution of lighting products. Go-Gro manufactures and procures products for other Company subsidiaries. The Company also maintains parent company corporate administrative offices in Miami, Florida and other operating subsidiaries in Canada (Catalina Canada), Mexico (Catalina Mexico) and South America. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S. and U.K.-based operations are made primarily into the United States and the United Kingdom, respectively. Net sales to external customers by China-based operations are made primarily into Europe and net sales to external customers other than sales made by the Company's three reportable operating segments are made primarily into Canada and to a lesser extent Mexico and South America. Intersegment sales represent shipments of finished products sold at prices determined by management. During fiscal 1998, the Company restructured its operations, which resulted in a change in the pricing of intersegment sales between China and the other segments. Calculation of the impact of such change on the segment contributions for fiscal year 1998 is not practicable.

The Company evaluates the performance of its operating segments and allocates resources to them based on net sales and segment contribution. Segment contribution is defined as income before Parent/holding Company and certain administrative expenses, unusual items, tax transfer pricing adjustments and income taxes. Prior years' data has been restated to conform to the current year reportable operating segments presentation. Information on operating segments and a reconciliation to income before income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows (in thousands):

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

15.           Segment Information (continued)


Net Sales:

                                                    Years Ended September 30,
                        -------------------------------------------------------------------------------------------
                                         2000                                          1999
                        ------------------------------------------      -------------------------------------------
                          External                                        External
                         customers      Intersegment        Total       customers     Intersegment          Total
                         -----------------------------------------       -----------------------------------------
United States            $ 121,401      $      821       $ 122,222       $ 133,749    $       1,559      $ 135,308
China                       26,983         114,373         141,356          19,523          117,422        136,945
United Kingdom              24,529             -            24,529             -                -              -
Other segments              29,717             197          29,914          23,289              517         23,806
Eliminations                   -          (115,391)       (115,391)            -           (119,498)      (119,498)
                         -----------------------------------------       -----------------------------------------
  Total                  $ 202,630      $      -         $ 202,630       $ 176,561    $           -      $ 176,561
                         =========================================       =========================================

                                 Years Ended September 30,
                         ---------------------------------------------
                                            1998
                         ---------------------------------------------
                            External
                           customers     Intersegment            Total
                         ---------------------------------------------
United States              $ 122,286     $      1,099        $ 123,385
China                         21,309           90,035          111,344
United Kingdom                   -                -                -
Other segments                18,265              367           18,632
Eliminations                       -          (91,501)         (91,501)
                           -------------------------------------------
  Total                    $ 161,860      $       -          $ 161,860
                           ===========================================

Net Sales by Location of External Customers:

                                        Years Ended September 30,
                                  -------------------------------------
                                      2000         1999          1998
                                  -------------------------------------
United States                     $ 121,558     $ 133,974     $ 122,509
Canada                               24,953        19,938        16,538
United Kingdom                       29,436             -             -
Other                                26,683        22,649        22,813
                                  -------------------------------------
   Net Sales                      $ 202,630     $ 176,561     $ 161,860
                                  =====================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

15.            Segment Information (continued)

Segment Contribution:

                                                              Years Ended September 30,
                                                          ------------------------------------
                                                            2000          1999           1998
                                                          ------------------------------------
United States                                             $ 5,790       $ 8,971        $ 7,554
China                                                       9,196         6,641          1,933
United Kingdom                                             (1,273)            -              -
Other segments                                                577          (463)            31
                                                          ------------------------------------
  Subtotal for segments                                    14,290        15,149          9,518
Reversal of provision for litigation                            -         2,728              -
Reversal of post judgment interest
  related to litigation settlement                              -           893              -
Executive management reorganization                          (788)            -              -
Restructuring charge                                         (500)
Parent/administrative expenses                             (9,083)       (9,343)        (8,051)
                                                          ------------------------------------
  Income before income taxes                              $ 3,919       $ 9,427        $ 1,467
                                                          ====================================

Interest Expense (1):
                                                              Years Ended September 30,
                                                          ------------------------------------
                                                             2000          1999           1998
                                                          ------------------------------------
United States                                               $ 299         $ 947         $1,569
China                                                         161           443            648
United Kingdom                                                957             -              -
Other segments                                                478           440            261
                                                          ------------------------------------
  Subtotal for segments                                     1,895         1,830          2,478
Parent interest expense                                       937           583          1,323
                                                          ------------------------------------
  Total interest expense                                  $ 2,832        $2,413         $3,801
                                                          ====================================

Total Assets:
                                                                  September 30,
                                                          ---------------------------
                                                              2000               1999
                                                          ---------------------------
United States                                             $ 64,263          $  69,068
China                                                       53,170             48,161
United Kingdom                                              75,505                  -
Other segments                                              14,252             14,052
Eliminations                                               (39,219)           (29,384)
                                                          ---------------------------
  Total assets                                           $ 167,971          $ 101,897
                                                          ===========================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

15.     Segment Information (continued)

Long-Lived Assets (2):
                                               September 30,
                                       -----------------------------
                                          2000                1999
                                       -----------------------------
United States                          $ 12,156              $12,499
China                                    12,516               11,747
United Kingdom                            5,125                    -
Other segments                              135                  185
                                       -----------------------------
  Total long-lived assets              $ 29,932              $24,431
                                       =============================

Expenditures for Additions to Long-Lived Assets (3);

                                            Years Ended September 30,
                                  ---------------------------------------------
                                     2000                1999             1998
                                  ---------------------------------------------
United States                     $ 1,013                $ 538          $ 1,138
China                               3,111                1,019            1,032
United Kingdom                        580                    -                -
Other segments                         18                  244              226
                                  ---------------------------------------------
  Total expenditures              $ 4,722              $ 1,801          $ 2,396
                                  =============================================


(1) Parent and intersegment advances bear interest at the U.S. prime rate. The interest expense shown for each segment includes interest paid or earned on inter-segment advances.

(2) Represents property and equipment, net.

(3) Includes $427,000, $102,000 and $438,000 in expenditures which were financed via capital lease obligations for the years ended September 30, 2000, 1999, and 1998, respectively.

Major Customers
---------------

During the years ended September 30, 2000, 1999 and 1998 one customer (primarily included in U.S.-based operations) accounted for 23.2%, 25.8% and 27.5%, respectively, of the Company's net sales. One other customer and its affiliate (included in the U.S. and other segments) accounted for 9.3%, 14.5% and 5.3% of the Company's net sales during the years ended September 30, 2000, 1999 and 1998, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


16.      Employment, Change in Control, Consulting and Non-Compete Agreements

The Company has employment agreements with its C.E.O and two Executive Vice Presidents. The agreements expire on September 30, 2001. All such officers receive compensation with minimum annual cost of living increases of 5% and acceleration of payments due under the agreements should there be a change in control of the Company. The agreements provide for severance at the end of the present three year term ending September 30, 2001 in an amount equal to two times their base salary and benefits if the employment agreement is not renewed upon its expiration. Each officer is subject to a non-compete provision through September 30, 2001. Bonuses paid to the Company's C.E.O. and three Executive Vice Presidents pursuant to their employment agreements totaled $674,000 and $105,000 for fiscal 1999 and 1998, respectively. There was no bonus for fiscal 2000.

Pursuant to a reorganization of the Company's executive management structure, an Executive Vice President left the Company in December 1999. The Company agreed to settle its contractual employment obligation to this executive for a payment of $788,000. The executive will continue to provide consulting services under a three-year non-compete and consulting agreement for annual payments of $250,000 through December 2002.

Future commitments under employment and consulting agreements at September 30, 2000, by fiscal year, excluding the possible effect of bonuses and severance are as follows (in thousands):


                           2001                     $ 1,430
                           2002                         250
                           2003                          63
                           2004                           -
                                           -----------------
                                                    $ 1,743
                                           =================

The Company entered into an employment agreement with its Chief Financial Officer in October 2000 which replaces the Company's previous Change in Control Agreement with this employee. This agreement expires in September 2001 and provides for a severance payment equal to (i) the prorata portion of the employee's salary for the remainder of the agreement term plus the employee's annual salary if the employee is terminated without cause or (ii) the employee's annual salary if the employment agreement is not renewed upon its expiration. This employment agreement also provides for a lump sum payment equal to two times the employee's salary plus a lump sum benefits payment upon a "Change in Control" of the Company, as defined in the agreement.

Ring has employment agreements with nineteen of its officers and key employees which provide for notice periods in the case of termination varying from 6 to 36 months. Their total annual basic salary cost amounts to approximately U.S. $1.8 million. The agreements contain benefit packages including contributions to Ring's pension plans ranging from 5% to 10% of salary. In addition, the agreements contain post-termination restrictive covenants.

17.      Contingencies

Litigation
----------

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


17.      Contingencies  (continued)

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

During fiscal years 2000, 1999 and 1998 the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $177,000 for this contingency as of September 30, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

Other
-----

On August 9, 1999 the NYSE notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through September 30, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's total market capitalization and stockholders' equity as of September 30, 2000 were $25.3 million and $50.8 million, respectively. The Company expects to report a loss for the quarter ending December 31, 2000 and the Company's total market capitalization as of the close of business on December 26, 2000 was $14.7 million. As requested by the NYSE, the Company had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. However, no assurances can be given that the objectives of the plan will be accomplished by February 2001. If the Company is ultimately unable to meet the new NYSE listing rules or obtain an extension for its plan, the Company's shares could be suspended from trading on the NYSE, however the Company believes other trading venues are available for its stock.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)

18.      Disclosure about Fair Value of Financial Instruments

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

Credit lines, term loans, bonds payable and other long-term debt:

The fair value of the Company's credit lines, term loans, bonds payable and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.


Estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                         September 30,
                                                --------------------------------------------------------------------
                                                             2000                                  1999
                                                ---------------------------            -----------------------------
                                                Carrying            Fair               Carrying              Fair
                                                 Amount             Value               Amount               Value
                                                --------           --------            --------            ---------
Cash and cash equivalents                       $  2,309           $  2,309            $  7,253            $   7,253

Restricted cash equivalents and
  short-term investments                        $    727           $    727            $  1,721            $   1,721

Accounts receivable, net                        $ 36,632           $ 36,632            $ 20,150            $  20,150

Credit lines                                    $ 22,786           $ 22,786            $ 14,350            $  14,350

Term loans                                      $ 28,415           $ 28,415            $    -              $     -

Accounts and letters of credit payable          $ 36,310           $ 36,310            $ 14,939            $  14,939

Bonds payable                                   $  6,000           $  5,758            $  8,210            $   8,160

Other long-term debt                            $  3,127           $  3,099            $  2,011            $   2,002

It was not practicable to estimate the fair value of the Company's $7.6 million in convertible subordinated notes at September 30, 1999.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


19.        Subsequent Event

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 5, the Company has significant borrowings which require, among other things, compliance with certain financial ratios, including a leverage ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of the Company's operating results for the fourth quarter of fiscal 2000, most notably the pretax loss incurred by the Company's United Kingdom operations, the Company initially was not in compliance with a financial covenant under its $75 million credit facility for the quarter ended September 30, 2000. The Company obtained an amendment of the credit facility on December 22, 2000 and is in compliance with the financial covenants under the amended facility for the quarter ended September 30, 2000. However, due to the sales and profitability declines the Company is experiencing for the quarter ending December 31, 2000, the Company does not expect to be in compliance with the financial covenants of the $75 million credit facility for the quarter ending December 31, 2000 and subsequent quarters unless the covenants are waived or modified through another amendment of the facility.

The Company is exploring strategic alternatives including potential divestitures, a merger, a recapitalization or other actions. The investment banking firm of SunTrust Equitable Securities has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of the Board of Directors. Because SunTrust Equitable Securities is currently conducting its review and formulation of proposed plans and actions, no assessment can be made of the likelihood that any such plans and actions are feasible or can be effectively implemented. The Company does not intend to provide information updating the status of this strategic review or of any efforts to implement plans or actions that may be developed, and a negative or positive inference should not be drawn from the absence of any such updates.

Regardless of the outcome of the strategic review, discussed above the Company believes that a waiver covering the financial covenants of the $75 million credit facility, or a second amendment of the $75 million credit facility, will be required for the quarter ending December 31, 2000 and subsequent quarters. Without such waiver or second amendment, based upon the Company's current expectations there would be an event of default under that credit facility for the quarter ending December 31, 2000. A default or subsequent breaches of the financial covenants under the $75 million credit facility could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, the Company believes it will be able to successfully negotiate with its present $75 million credit bank syndicate, as is necessary, for a waiver, or a second amendment, so as to preclude acceleration of its indebtedness for the quarter ending December 31, 2000. If there is no modification or waiver of the existing financial covenants for the quarter ending December 31, 2000, the Company may not be able to generate, raise or borrow sufficient funds to repay its debt and/or to refinance its debt. Even if new funding is available, it may not be on terms that are acceptable to the Company.

Based upon the Company's current assessment of market conditions for its business, the Company intends to negotiate for a waiver or second amendment to the financial covenants of its $75 million credit facility that will also cover quarters ending subsequent to December 31, 2000. The Company's ability to satisfy the financial covenants in subsequent quarters will depend on the terms of any such waiver or second amendment, business conditions for the Company's products and any results from the strategic review described above. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof. Although no assurances can be given, the Company believes that it will be able to continue operating as a going concern.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 2000, 1999 and 1998 (Continued)


20.      Selected Quarterly Financial Data (Unaudited)
            (In thousands except per share data)

                       1st Quarter*            2nd Quarter              3rd Quarter          4th Quarter**
-----------------------------------------------------------------------------------------------------------
Fiscal 2000
-----------------------------------------------------------------------------------------------------------
Net Sales                  $ 43,208               $ 42,033                 $ 46,705               $ 70,684
-----------------------------------------------------------------------------------------------------------
Gross Profit               $  8,895               $  8,001                 $  8,907               $ 12,611
-----------------------------------------------------------------------------------------------------------
Operating Income           $  1,326               $  1,305                 $  2,138               $  1,540
-----------------------------------------------------------------------------------------------------------
Net Income                 $    537               $    752                 $  1,080               $    476
-----------------------------------------------------------------------------------------------------------
Earnings Per Share:
-----------------------------------------------------------------------------------------------------------
   Basic                   $   0.08               $   0.11                 $   0.15               $   0.07
-----------------------------------------------------------------------------------------------------------
   Diluted                 $   0.07               $   0.10                 $   0.14               $   0.06
===========================================================================================================

                        1st Quarter            2nd Quarter           3rd Quarter***            4th Quarter
-----------------------------------------------------------------------------------------------------------
Fiscal 1999
-----------------------------------------------------------------------------------------------------------
Net Sales                  $ 42,803               $ 42,128                 $ 46,315               $ 45,315
-----------------------------------------------------------------------------------------------------------
Gross Profit               $  8,129               $  9,181                 $  9,616               $  8,729
-----------------------------------------------------------------------------------------------------------
Operating Income           $  1,318               $  2,092                 $  4,879               $  1,540
-----------------------------------------------------------------------------------------------------------
Net Income                 $    503               $  1,159                 $  3,873               $    954
-----------------------------------------------------------------------------------------------------------
Earnings Per Share:
-----------------------------------------------------------------------------------------------------------
   Basic                   $   0.07               $   0.16                 $   0.56               $   0.14
-----------------------------------------------------------------------------------------------------------
   Diluted                 $   0.07               $   0.15                 $   0.45               $   0.12
===========================================================================================================

* Reflects a $788,000 charge related to the reorganization of the executive management.

** Reflects the results of operations of Ring which was acquired on July 5, 2000 and a $500,000 restructuring charge.

*** Reflects the reversal of a $2.7 million provision related to litigation with a former officer of the Company and the reversal of an $893,000 provision for post judgment interest.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION


The Company's credit facilities and U.K. laws place restrictions on the amount of assets that may be transferred by Ring, Go-Gro and Catalina Canada to the parent or other Company subsidiaries. These restricted net assets totalled $17.2 million, $2.5 million and $33.6 million for the Go-Gro, Catalina Canada and Ring subsidiaries, respectively, at September 30, 2000. The financial information for the Company has been adjusted in this schedule to report Ring, Go-Gro and Catalina Canada on the equity basis of accounting. No cash dividends were paid by these subsidiaries during the three years ended September 30, 2000.

Balance Sheets                                                                                   September 30,
                                                                                   -----------------------------
                                      ASSETS                                           2000            1999
                                                                                   --------------  -------------
Current assets                                                                                (In thousands)
             Cash and cash equivalents                                             $         246   $          -
             Restricted cash and short-term investments                                      727          1,721
             Accounts receivable, net of allowances
                 of $5,905,000 and $7,920,000, respectively                               11,957         12,980
             Inventories                                                                  15,092         18,690
             Income taxes receivable                                                         406          1,805
             Deferred tax asset                                                            1,818          2,204
             Other current assets                                                          1,539          2,708
                                                                                   --------------  -------------
                              Total current assets                                        31,785         40,108

Property and equipment, net                                                               12,164         12,523

Investment in and net amounts due to or from Go-Gro                                       17,413         17,854
Investment in and net amounts due to or from Catalina Canada                               2,484          5,462
Investment in and net amounts due to or from Ring                                         33,645              -
Goodwill, net                                                                              4,676          4,839
Other assets                                                                               3,917          1,858
                                                                                   --------------  -------------
                                                                                   $     106,084   $     82,644
                                                                                   ==============  =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Credit lines                                                          $      14,400   $        401
             Term loans                                                                   28,415              -
             Current maturities of subordinated notes                                          -          2,500
             Accounts and  letters of credit payable                                         902          1,219
             Current maturities of bonds payable-real estate related                         900          2,210
             Current maturities of other long-term debt                                      424            308
             Other current liabilities                                                     3,487          3,377
                                                                                   --------------  -------------
                              Total current liabilities                                   48,528         10,015

Credit lines                                                                                   -         12,150
Convertible subordinated notes                                                                 -          5,100
Bonds payable - real estate related                                                        5,100          6,000
Other long-term debt                                                                       1,173          1,209
Other liabilities                                                                            454            113
                                                                                   --------------  -------------
                              Total liabilities                                           55,255         34,587
                                                                                   --------------  -------------

Stockholders' equity
             Common Stock                                                                     80             74
             Additional paid-in capital                                                   28,560         26,927
             Retained earnings                                                            25,111         22,266
             Accumulated comprehensive loss                                                 (461)             -
             Treasury stock                                                               (2,461)        (1,210)
                                                                                   --------------  -------------
                              Total stockholders' equity                                  50,829         48,057
                                                                                   --------------  -------------
                                                                                   $     106,084   $     82,644
                                                                                   ==============  =============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION
                                   (Continued)

Statements of Operations                                                                      Years Ended September 30,
------------------------                                                             --------------------------------------------
                                                                                         2000             1999            1998
                                                                                     ----------        ---------       ----------
                                                                                                    (In thousands)
Net sales                                                                              $126,521         $137,415       $ 124,054
Cost of sales                                                                           107,866          116,553         106,524
                                                                                     ----------        ---------       ----------
Gross profit                                                                             18,655           20,862          17,530

Selling, general and administrative expenses                                             17,284           19,261          16,985
Litigation settlement                                                                         -           (2,728)              -
Restructuring charge                                                                        500                -               -
Executive management reorganization                                                         788                -               -
                                                                                     ----------        ---------       ----------
Operating income                                                                             83            4,329             545
                                                                                     ----------        ---------       ----------
Other income (expenses)
      Interest expense                                                                   (2,331)          (2,340)         (3,623)
      Reversal of post judgment interest related to litigation settlement                     -              893               -
      Equity in income of Go-Gro                                                          4,525            4,229           2,782
      Equity in income of Catalina Canada                                                   591               17              38
      Equity in loss of Ring                                                               (825)               -               -
      Interest income on advances to subsidiaries                                           535              683             657
      Administrative fee income from Catalina Canada                                        355              312             203
      Other income (expenses)                                                               (52)             302             323
                                                                                     ----------        ---------       ----------
Total other income (expenses)                                                             2,798            4,096             380
                                                                                     ----------        ---------       ----------
Income before income taxes                                                                2,881            8,425             925

Income tax (provision) benefit                                                              (36)          (1,936)            177
                                                                                     ----------        ---------       ----------
Net income                                                                              $ 2,845          $ 6,489         $ 1,102
                                                                                     ==========        =========       ==========

                    CATALINA LIGHTING, INC., AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION
                                   (Continued)

Statements of Cash Flows
------------------------
                                                                                          Years Ended September 30,
                                                                                     ------------------------------------
                                                                                         2000        1999         1998
                                                                                     ---------      -------      --------
                                                                                              (In thousands)
Cash flows from operating activities:
  Net income                                                                            $2,845       $6,489       $1,102
                                                                                     ---------      -------      --------
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Equity in income of Go-Gro, Catalina Canada and Ring                            (4,737)      (4,246)      (2,820)
        Depreciation and amortization                                                    2,810        1,977        2,405
        Deferred income taxes                                                             (307)       1,953          794
        (Gain) loss on disposition of property and equipment                                 -         (175)          (5)
        Change in assets and liabilities:
          Decrease (increase) in accounts receivable                                     1,023       (2,361)       1,839
          Decrease (increase) in inventories                                             3,598        1,628        5,452
          Decrease (increase) in income taxes receivable                                 1,399         (657)       2,224
          Decrease (increase) in other current assets                                      744          342         (619)
          Decrease (increase) in other assets                                             (945)        (336)        (374)
          Increase (decrease) in accrued litigation judgment under appeal                    -       (4,909)         423
          Increase (decrease) in accounts and letters of credit
            payable and other liabilities                                                  247         (530)      (5,551)
                                                                                     ---------      -------      --------
        Total adjustments                                                                3,832       (7,314)       3,768
                                                                                     ---------      -------      --------
        Net cash provided by (used in) operating activities                              6,677         (825)       4,870
                                                                                     ---------      -------      --------
Cash flows from investing activities:
    Capital expenditures, net                                                             (580)        (420)        (437)
    Proceeds from sale of property                                                           -          997            -
    Payment for acquisition of Ring, net of cash acquired                              (33,351)           -            -
    Decrease (increase) in investment in and net amounts due to or from
        Go-Gro, Catalina Canada and Ring                                                 7,862        2,249        7,721
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                            1,872          986          954
                                                                                     ---------      -------      --------
       Net cash provided by (used in) investing activities                             (24,197)       3,812        8,238
                                                                                     ---------      -------      --------

(Continued on page 67)

                    CATALINA LIGHTING, INC., AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION
                                   (Continued)

Statements of Cash Flows (continued)
------------------------------------
                                                                                               Years Ended September 30,
                                                                                        ---------------------------------------
                                                                                          2000           1999            1998
                                                                                        ---------       -------        --------
                                                                                                     (In thousands)
Cash flows from financing activities:
      Proceeds from term loans                                                            30,000              -               -
      Payments on term loans                                                              (1,244)             -               -
      Proceeds from credit lines                                                          43,160         35,701          32,900
      Payments on credit lines                                                           (42,510)       (35,550)        (45,300)
      Payments on convertible subordinated notes                                          (7,600)             -               -
      Sinking fund redemption payments on bonds                                             (878)          (900)           (878)
      Payments on other long-term debt                                                      (511)          (576)           (581)
      Payments on bonds payable - real estate related                                     (2,210)          (980)           (975)
      Payments to repurchase common stock                                                 (1,251)        (1,210)              -
      Proceeds from issuance of common stock and
        related income tax benefit                                                         1,611            404             223
                                                                                        ---------       -------        --------
     Net cash provided by (used in) financing activities                                  18,567         (3,111)        (14,611)
                                                                                        ---------       -------        --------

Effect of exchange rate changes on cash                                                     (801)             -               -
Net increase (decrease) in cash and cash equivalents                                         246           (124)         (1,503)
Cash and cash equivalents at beginning of year                                                 -            124           1,627
                                                                                        ---------       -------        --------
Cash and cash equivalents at end of year                                                $    246        $     -        $    124
                                                                                        =========       =======        ========

                       Supplemental Cash Flow Information

                                            Years Ended September 30,
                                    ----------------------------------------
                                      2000            1999             1998
                                    --------         ------          -------
                                                  (in thousands)
Cash paid (refunded) for:
  Interest                          $ 2,271          $2,228          $ 3,251
                                    =======          ======          =======
  Income taxes                      $(1,343)         $  612          $(3,512)
                                    =======          ======          =======


On July 5, 2000, the Company acquired Ring as follows:

      Fair value of assets acquired, net
        of cash and cash equivalents                        $ 70,001
      Liabilities assumed                                    (36,650)
                                                      ---------------
      Net cash payment made                                 $ 33,351
                                                      ===============

During the years ended September 30, 2000 and 1999, the Company issued 1,672 and 1,778 common shares to each of its outside directors as compensation for their services. The aggregate market value of the stock issued was $28,000 and $50,000 for 2000 and 1999, respectively.

During  the  years  ended  September  30,  2000,  1999  and 1998  capital  lease obligations aggregating approximately, $427,000, $102,000 and $314,000, respectively, were incurred when the Company entered into leases for new office, computer, machinery and warehouse equipment.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                       Additions
                                                          ----------------------------
                                           Balance at      Charged to                                         Balance
                                           beginning of    costs and                                         at end of
             Description                      year          expenses         Other           Deductions         year
---------------------------------------    ------------   -------------   ------------      -------------   -------------
Accounts  receivable  allowances-
deducted  from  accounts
receivable  in the balance sheet:

   Year ended September 30, 2000            $    8,591     $    13,540     $    5,066        $   (14,722)    $    12,475
                                           ============   =============   ============      =============   =============

   Year ended September 30, 1999            $    8,408     $    11,575     $        -        $   (11,392)    $    8,591
                                           ============   =============   ============      =============   =============

   Year ended September 30, 1998            $    8,314     $    10,327     $        -        $   (10,233)    $    8,408
                                           ============   =============   ============      =============   =============


Inventory allowances -
deducted from inventory in the balance sheet:

   Year ended September 30, 2000            $    2,318     $    1,300      $   1,561         $   (1,766)     $    3,413
                                           ============   =============   ============      =============   =============

   Year ended September 30, 1999            $    1,656     $      971      $       -         $     (309)     $    2,318
                                           ============   =============   ============      =============   =============

   Year ended September 30, 1998            $    2,390     $      193      $       -         $     (927)     $    1,656
                                           ============   =============   ============      =============   =============

Allowance  for  impairment  of
long-lived  assets - deducted  from
property and equipment in the
 balance sheet:

   Year ended September 30, 2000            $        -     $         -     $        -        $         -     $        -
                                           ============   =============   ============      =============   =============

   Year ended September 30, 1999            $      519     $         -     $        -        $      (519)    $        -
                                           ============   =============   ============      =============   =============

   Year ended September 30, 1998            $      519     $         -     $        -        $         -     $       519
                                           ============   =============   ============      =============   =============

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2000 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 2000.

Item 11. Executive Compensation.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2000 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2000 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 2000.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2000 Annual Meeting of Stockholders or the Company's Form 10K/A, which will be filed within 120 days of September 30, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      1.       Documents Filed as Part of this Report. The following
                           consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of
                              September 30, 2000 and 1999

                           Consolidated Statements of Operations
                              for the years ended September 30, 2000, 1999 and 1998

                           Consolidated Statements of Stockholders' Equity
                              for the years ended September 30, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows
                              for the years ended September 30, 2000, 1999 and 1998

                           Notes to Consolidated Financial Statements

                  2. Financial Statement Schedules. The following financial statement schedules are included in this
                           Report:

                           Schedule I - Condensed Financial Information

                           Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2000, 1999 and 1998

3. Exhibits. The following exhibits are filed with this Report or incorporated by reference:

  Exhibit                                                                                          Filing In Which Exhibit
  Number                                Description                                              Is Incorporated By Reference
------------     -----------------------------------------------------------    ---------------------------------------------------
     3       -   Amended and Restated Arcticles of Incorporated                 Registration Statement on Form S-1, Number 33-27861

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

   10.72     -   First Amendment to Credit  Agreement dated November 1, 1990    Form 10-K dated January 14, 1990
                 between the Company and Sun Bank

   10.73     -   Second  Amendment  to Credit  Agreement  dated  January 11,    Form 10-K dated January 14, 1990
                 1991 between the Company and Sun Bank

   10.74     -   Third  Amendment  to Credit  Agreement  dated March 7, 1991    Form 10-Q for the quarter ended March 31, 1991
                 between the Company and Sun Bank

   10.75     -   Amendment  to  Employment  Agreement  dated  April 8,  1991    Form 10-Q for the quarter ended March 31, 1991
                 between the Company and Robert Hersh

   10.76     -   Amended and Restated  Credit  Agreement dated September 30,    Form 8 Amendment No. 2 to Form 10-Q dated June 30,
                 1991 between the Company and Sun Bank                          1991

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

   10.83     -   Amendment,  dated  January 26, 1993 between the Company and    Form 10-Q for the quarter ended December 31, 1992
                 David Moss

   10.84     -   First  Amendment  to Second  Amended  and  Restated  Credit    Form 10-Q for the quarter ended December 31, 1992
                 Facility dated as of June 19, 1992

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

   10.86     -   Amendment  dated  as  of  October  1,  1993  to  Employment    Form 10-K dated December 28, 1993
                 Agreement between the Company and Robert Hersh

   10.87     -   Amendment  dated  as  of  October  1,  1993  to  Employment    Form 10-K dated December 28, 1993
                 Agreement between the Company and Dean Rappaport

   10.88     -   Amendment  dated  as  of  October  1,  1993  to  Employment    Form 10-K dated December 28, 1993
                 Agreement between the Company and William D. Stewart

   10.89     -   Agreement  dated   September  29,  1993  between   Catalina    Form 10-K dated December 28, 1993
                 Lighting, Inc. and Shunde No. 1 Lamp Factory

   10.90     -   Agreement  dated  October 1, 1993  between  Dana  Lighting,    Form 10-Q for the quarter ended December 31, 1993
                 Inc., Catalina Lighting,  Inc., and Nathan Katz terminating the 1989 Employment Agreement

   10.91     -   The  Employment  Agreement  dated  October 1, 1993  between    Form 10-Q for the quarter ended December 31, 1993
                 Dana Lighting,  Inc.,  Catalina Lighting,  Inc., and Nathan
                 Katz

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

   10.97     -   Consulting  Agreement between Catalina  Lighting,  Inc. and    Form 10-Q for the quarter ended June 30, 1994
                 Henry Gayer dated July 6, 1994

   10.98     -   Purchase  Agreement among Catalina  Lighting,  Inc. and the    Form 8-K dated August 9, 1994
                 Stockholders of Go-Gro Industries, Ltd.

   10.99     -   Employment  Agreement  by and among Go-Gro  Industries  and    Form 8-K dated August 9, 1994
                 Mr. Lau

 10.100.1    -   Financial  statements  of Go-Gro  Industries  Ltd.  for the    Amendment No.2 to Form 8-K filed December 15, 1994
                 year ended July 31, 1994

 10.100.2    -   Financial  statements  of Go-Gro  Industries  Ltd.  for the    Amendment No.1 to Form 8-K filed October 13, 1994
                 years ended July 31, 1993 and 1992

 10.100.3    -   Financial  statements  of CIPEL  Development  Ltd.  for the    Amendment No.1 to Form 8-K filed October 13, 1994
                 year ended July 31, 1994

 10.100.4    -   Financial  Statements of CIPEL Development  Limited for the    Amendment No.1 to Form 8-K filed October 13, 1994
                 years ended July 31, 1993 and 1992

 10.100.5    -   Financial  Statements  of Lamp Depot Limited for the period    Amendment No.1 to Form 8-K filed October 13, 1994
                 from  September  23, 1994 (date of  incorporation)  to July
                 31, 1994

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

  10.129     -   Sixth  Amendment  to  third  Amended  and  Restated  Credit    Form 10-Q for the Quarter ended December 31, 1995
                 Agreement  dated  December  28,  1995,   between   Catalina
                 Lighting,   Inc.  and  Sun  Trust  Bank,  Central  Florida,
                 National Association f/k/a SunTrust, National Association

  10.130     -   Second  Amendment to Letter of Credit  Agreement  and First    Form 10-Q for the Quarter ended December 31, 1995
                 Amendment   to   Security    Agreement   between   Catalina
                 Industries,  Inc.  d/b/a Dana  Lighting and SunTrust  Bank,
                 Central  Florida,   National  Association  f/k/a  SunTrust,
                 National Association

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

  10.139     -   Eighth  Amendment  to Third  Amended and  Restated  Credit     Form 10-Q for the Quarter ended December 31, 1996
                 Agreement,  third Amendment to second Amended and Restated

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

  10.144     -   Restated Arcticles of Association for Shenzhen  Jiadianbao     Form 10-Q for the Quarter ended March 31, 1997
                 Electrical   Products  Co.,  Ltd.,  a  Cooperative   Joint
                 Venture Company dated October 18, 1996

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

  10.165     -   Renewal Mortgage Note between Catalina Lighting,  Inc., and    Form 10-Q for the Quarter ended December 31, 1998
                 SunTrust Bank, Central Florida, N.A. dated October 5, 1998.

  10.166     -   Amended and Restated By-Laws of Catalina Lighting, Inc.        Form 10-Q for the Quarter ended March 31, 1999

  10.167     -   Agreement,  dated  as of April  30,  1999,  among  Catalina    Form 10-Q for the Quarter ended March 31, 1999
                 Lighting, Inc., David M. Moss and DMM Investments Ltd.

  10.168     -   Fifteenth  Amendment to Third  Amended and Restated  Credit    Form 10-Q for the Quarter ended June 30, 1999
                 Agreement  between  Catalina  Lighting,  Inc.  and SunTrust
                 Bank, Central Florida, N.A. dated March 31, 1999.

  10.169     -   Tenth  Amendment  to  Letter of  Credit  Agreement  between    Form 10-Q for the Quarter ended June 30, 1999
                 Catalina  Industries,   Inc.  and  SunTrust  Bank,  Central
                 Florida, N.A. dated March 31, 1999.

  10.170     -   Amendment  No. 1 to Change  in  Control  Agreement  between    Form 10-Q for the Quarter ended June 30, 1999
                 Thomas M. Bluth and Catalina  Lighting,  Inc,.  dated March
                 3, 1999.

  10.171     -   Amendment  No. 1 to Change  in  Control  Agreement  between    Form 10-Q for the Quarter ended June 30, 1999
                 David W. Sasnett and Catalina  Lighting,  Inc., dated March
                 3, 1999.

  10.172     -   First   Amendment   to  License   Agreement   between   CBS    Form 10-Q for the Quarter ended June 30, 1999
                 Corporation  (formerly  Westinghouse  Electric Corporation)
                 and Catalina Lighting, Inc., dated March 1, 1999.

  10.173     -   Lease  Agreement  dated  April 30,  1999  between  Catalina    Form 10-Q for the Quarter ended June 30, 1999
                 Industries, Inc. and Dana Realty Trust.

  10.174     -   Purchase  and Sale  Contract  dated  May 6,  1999,  between    Form 10-Q for the Quarter ended June 30, 1999
                 Meridian Lamps, Inc., and Saunders of Meridian, LLC.

  10.175     -   Form of Amendment to  Employment  Agreement,  dated June 4,    Form 10-Q for the Quarter ended June 30, 1999
                 1999 with Executive  officers  Hersh,  Katz,  Rappaport and
                 Stewart.

  10.176     -   Sixteenth  Amendment to third  Amended and Restated  Credit    Form 10-K for the year ended September 30, 1999
                 Agreement  between  Catalina  Lighting,  Inc.  and SunTrust
                 Bank, Central Florida, N.A. dated September 30, 1999.

  10.177     -   Eleventh  Amendment to Letter of Credit  Agreement  between    Form 10-K for the year ended September 30, 1999
                 Catalina  Industries,   Inc.  and  SunTrust  Bank,  Central
                 Florida, N.A. dated September 30, 1999.

  10.178     -   Consulting   and   Non-competition    Agreement   effective    Form 10-K for the year ended September 30, 1999
                 December  24, 1999  between  Catalina  Lighting,  Inc.  and
                 William D. Stewart.

  10.179     -   General Release and Severance  Agreement effective December    Form 10-K for the year ended September 30, 1999
                 23, 1999  between  Catalina  Lighting,  Inc. and William D.
                 Stewart.

  10.180     -   Third  Amendment to Employment  Agreement  dated  September    Form 10-K for the year ended September 30, 1999
                 30, 1999 between Catalina Lighting, Inc. and Nathan Katz

  10.181     -   Consulting and  Non-competition  Agreement  dated September    Form 10-K for the year ended September 30, 1999
                 30, 1999 between Catalina Lighting, Inc. and Nathan Katz

  10.182     -   Amended  and  Restated   Change-in-Control   and  Severance    Form 10-K for the year ended September 30, 1999
                 Agreement  dated July 26, 1999 between  Catalina  Lighting,
                 Inc. and Thomas M. Bluth

  10.183     -   First  Amendment to Amended and Restated  Change-in-Control    Form 10-K for the year ended September 30, 1999
                 and Severance  Agreement  dated  September 30, 1999 between
                 Catalina Lighting, Inc. and Thomas M. Bluth

  10.184     -   Amended  and  Restated   Change-in-Control   and  Severance    Form 10-K for the year ended September 30, 1999
                 Agreement  dated June 4, 1999  between  Catalina  Lighting,
                 Inc. and David W. Sasnett

  10.185     -   First  Amendment to Amended and Restated  Change-in-Control    Form 10-K for the year ended September 30, 1999
                 and  Severance   Agreement  dated  July  26,  1999  between
                 Catalina Lighting, Inc. and David W. Sasnett

  10.186     -   Second Amendment to Amended and Restated  Change-in-Control    Form 10-K for the year ended September 30, 1999
                 Agreement  dated   September  30,  1999  between   Catalina
                 Lighting, Inc. and David W. Sasnett

  10.187     -   Consulting  Agreement  dated  September  30,  1999  between    Form 10-K for the year ended September 30, 1999
                 Catalina Lighting, Inc. and David W. Sasnett

  10.188     -   Form of Seventh  Amendment  to  Employment  Agreement  with    Form 10-K for the year ended September 30, 1999
                 Executive officers Hersh, Rappaport and Stewart

  10.189     -   Press release dated  June 1, 2000                              Form 8-K dated June 7, 2000

  10.190     -   Foreign  Exchange  Contract  dated  May  31,  2000  between    Form 8-K dated June 7, 2000
                 Catalina Lighting, Inc. and SunTrust.

  10.191     -   Foreign  Exchange  Contract  dated  May  31,  2000  between    Form 8-K dated June 7, 2000
                 Catalina International Plc and SunTrust.

  10.192     -   Commitment  Letter  dated May 31, 2000 for $37 million loan    Form 8-K dated June 7, 2000
                 facilities  for  Catalina   Lighting,   Inc.  and  Catalina
                 International  Plc by SunTrust Bank and SunTrust  Equitable
                 Securities Corporation.

  10.193     -   Recommended  Cash Offers by NM Rothschild & Sons Limited on    Form 8-K dated July 20, 2000
                 behalf  of  Catalina  International  PLC,  a  wholly  owned subsidiary of Catalina Lighting,  Inc. to acquire the whole of the ordinary and  convertible  preference  Share capital of Ring PLC.

  10.194     -   Form  429 (4) - Notice  to  non-assenting  shareholders  by    Form 8-K dated July 20, 2000
                 Catalina International PLC dated July 5, 2000.

  10.195     -   Press release dated July 5, 2000.                              Form 8-K dated July 20, 2000

  10.196     -   Third  Amendment to Financing  Agreement  between  Catalina    Form 10-Q for the Quarter ended June 30, 2000
                 Lighting  Canada  (1992),  Inc. and National Bank of Canada
                 dated May 15, 2000.

  10.197         Audited  Financial  Statements  of Ring  PLC for the  years    Amended Form 8-K dated July 20, 2000
                 ended June 30, 2000, 1999 and 1998.

  10.198         Amended  and  Restated  Revolving  Credit  and Term Loan       Filed herewith
                 Agreement dated  September 22, 2000 between  Catalina
                 Lighting,  Inc.,  Catalina  International  PLC,  Ring PLC,  and
                 SunTrust Bank as administrative Agent.

  10.199         Financing  Agreement  between  Go-Gro  Industries  Ltd. and    Filed herewith
                 Standard Chartered Bank dated July 17, 2000.

  10.200         Executive  Employment  Agreement entered into as of October    Filed herewith
                 1, 2000 between Catalina Lighting, Inc. and David Sasnett

  10.201         Fourth  Amendment to Financing  Agreement  between Catalina    Filed herewith
                 Lighting  Canada  (1992),  Inc. and National Bank of Canada
                 dated December 15, 2000.

  10.202         First Amendment to Amended and Restated  Revolving Credit      Filed herewith
                 and Term Loan  Agreement  between  Catalina  Lighting,
                 Inc.,  Catalina  International  PLC,  Ring Limited and
                 SunTrust  Bank dated December 22, 2000.

    11       -   Computation of Diluted Earnings Per Share                      Filed herewith

    21       -   Subsidiaries of the Registrant                                 Filed herewith

    23       -   Consent of Deloitte & Touche LLP                               Filed herewith

         (b)      Reports on Form 8-K:
                  --------------------

         On June 7, 2000, a form 8-K was filed concerning the commencement of a cash offer of approximately $33 million to acquire all of the outstanding ordinary and convertible preference shares of U.K.-based Ring PLC.

         On July 20, 2000, a form 8-K was filed concerning the completion of a cash offer for all of the outstanding ordinary and convertible preference shares of U.K.-based Ring PLC.

         (c)      Undertaking:
                  ------------

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CATALINA LIGHTING, INC.

                                   By: /s/ Robert Hersh
                                      ---------------------------------------
                                   Robert Hersh, Chairman, President,
                                   Chief Executive Officer and Director

                                   December 26, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.


By:/s/ David W. Sasnett                                       December 26, 2000
   ---------------------------------
   David W. Sasnett,
   Chief Financial Officer,
   Senior Vice President,
   Chief Accounting Officer


By:/s/ Ryan Burrow                                            December 26, 2000
   ---------------------------------
   Ryan Burrow, Director


By:/s/ Robert Lanzillotti                                     December 26, 2000
   ---------------------------------
   Robert Lanzillotti, Director


By:/s/ Henry Latimer                                          December 26, 2000
   ---------------------------------
   Henry Latimer, Director


By:/s/ Jesse Luxton                                           December 26, 2000
   ---------------------------------
   Jesse Luxton, Director


By:/s/ Howard Steinberg                                       December 26, 2000
   ---------------------------------
   Howard Steinberg, Director


By:/s/ Brion G. Wise                                          December 26, 2000
   ---------------------------------
   Brion G. Wise, Director

  Exhibit                                                                                          Filing In Which Exhibit
  Number                                Description                                              Is Incorporated By Reference
------------     -----------------------------------------------------------    ---------------------------------------------------
  10.198         Amended and Restated Revolving Credit and Term Loan            Filed herewith
                 Agreement dated  September 22, 2000 between Catalina
                 Lighting, Inc., Catalina International  PLC, Ring PLC, and
                 SunTrust Bank as administrative Agent.

  10.199         Financing  Agreement  between  Go-Gro  Industries  Ltd. and    Filed herewith
                 Standard Chartered Bank dated July 17, 2000.

  10.200         Executive  Employment  Agreement entered into as of October    Filed herewith
                 1, 2000 between Catalina Lighting, Inc. and David Sasnett

  10.201         Fourth  Amendment to Financing  Agreement  between Catalina    Filed herewith
                 Lighting  Canada  (1992),  Inc. and National Bank of Canada
                 dated December 15, 2000.

  10.202         First Amendment to Amended and Restated  Revolving Credit      Filed herewith
                 and Term Loan  Agreement  between  Catalina  Lighting,
                 Inc.,  Catalina  International  PLC,  Ring Limited and
                 SunTrust  Bank dated December 22, 2000.

    11       -   Computation of Diluted Earnings Per Share                      Filed herewith

    21       -   Subsidiaries of the Registrant                                 Filed herewith

    23       -   Consent of Deloitte & Touche LLP                               Filed herewith

    27       -   Financial Data Schedule                                        Filed herewith