Form 10-K/A
period 2000-09-30
CATALINA LIGHTING INC
filed 2001-01-29
CIK 822665

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                  For the fiscal year ended September 30, 2000

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

                        Directors and Executive Officers

         The following table sets forth information with respect to the Directors and Executive Officers of the Company as of January 22, 2001:

         Name             Age               Position With the Company
----------------------   ----      ---------------------------------------------

Robert Hersh              54       Chairman, Chief Executive Officer,
                                   President, Director

Ryan Burrow               40       Director

Robert Lanzillotti        79       Director

Henry Latimer             63       Director

Jesse Luxton              58       Director

Howard Steinberg          70       Director

Brion Wise                55       Director

Dean Rappaport            49       Executive Vice President, Chief Operating
                                   Officer

Nathan Katz               45       Executive Vice President

David W. Sasnett          44       Senior Vice President, Chief Financial
                                   Officer, Treasurer, Secretary

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

         Ryan Burrow has been a Director of the Company since April 1994. Since March 1997, Mr. Burrow has been the President of BPI Global Asset Management LLP, an investment management company managing over $4.4 billion in assets. Mr. Burrow was Managing Director for STI Capital Management, a wholly owned investment management subsidiary of SunTrust Banks, Inc., from August 1993 to March 1997. Mr. Burrow served as a Senior Vice President of Sun Bank, N.A. from February 1990 to August 1993 and from September 1987 to February 1990 was a Senior Vice President for the Bank of New York/Irving Trust Company.

         Robert Lanzillotti has since 1986 held the positions of Dean Emeritus, Eminent Scholar, Emeritus and Professor, Emeritus of Economics at the University of Florida Graduate School of Business. From 1969 to 1986 Mr. Lanzillotti served as the Dean of the Graduate School of Business of the University of Florida. Mr. Lanzillotti has served as a consultant for a number of major corporations including General Electric, International Materials Corp., Hughes Helicopters, Jaguar Motor Company, Imperial Chemicals, Inc.; several large law firms in Washington, D.C., New York and Miami, a number of governmental entities including the ten state Attorneys General, The Federal Trade Commission, The United States Department of Justice, United Arab Emirates, U.S. Government Accounting Office, the U.S. Department of Commerce, and U.S. Census Bureau. Mr. Lanzillotti also received a Presidential appointment as a member of the United States Price Commission (1971-1973). Mr. Lazillotti has published extensive articles and books regarding economic analysis of industry and competition and has served as a Director of numerous public corporations including Florida Progress, Jim Walter, Talquin Corporation and Florida First Service Corporation. He holds Doctoral honorary degrees in Literature (University of Tampa, 1979) and in Science (Florida Institute of Technology, 1979). He is President of the International Schumpeter Society and is a member of the Antitrust Committee of the American Bar Association; honorary member of the Florida Council of 100; Phi Beta Kappa; Beta Gamma Sigma; Omicron Delta Kappa; Florida Blue Key (Distinguished Faculty); Who's Who in America; Who's Who in Mid-West; Who's Who in the South and Southwest; Who's Who in American Education; Who's Who in the World and American Men in Science.

         Henry Latimer has been a Director of the Company since February 1996. Mr. Latimer has since 1994 been a partner with the law firm of Eckert, Seamans, Cherin & Mellott, a national law firm employing over 200 attorneys in nine cities. He is the Managing Partner of the Fort Lauderdale office and serves on the National Executive Committee and Compensation Committee of Eckert, Seamans, Cherin & Mellott. Mr. Latimer was formerly a partner with the law firm of Fine, Jacobson, Schwartz, Nash & Block from 1983 to 1994, served as a Circuit Court Judge in and for the Seventeenth Circuit, Broward County, Florida, from 1979 to 1983 and each year, was voted the most qualified Judge in that circuit by lawyers in that circuit. Mr. Latimer presently serves as a director of Boca Resorts, Inc., formerly Florida Panthers Holding, Inc., a company which owns luxury resort hotels with shares traded on the New York Stock Exchange under the symbol "RST". Mr. Latimer also serves on the Board of Trustees of the University of Miami and the Broward Partnership for the Homeless.

         Jesse Luxton has been a Director of the Company since May 1999. He has since 1997 served as a consultant to manufacturers and distributors of houseware consumer products on issues raised in exporting from Asia and importing and selling products in the U.S. From 1987 to 1997, Mr. Luxton served as a Director, the President and Chief Executive Officer of National Picture and Frame Company, a manufacturer of picture frames with annual sales of $73 million in 1997, whose shares were traded on the NASDAQ from 1993 until 1997 under the symbol "NPAF". Mr. Luxton serves on the Board of Directors of Glass Master Group, LLC, a company involved in automotive and commercial replacement glass, was a facilitator for the National Housewares Manufacturing Association and has extensive experience in sales to retailers such as mass merchants, home centers, hardware and specialty and warehouse clubs. Mr. Luxton serves on the marketing advisory board of International Resources, Inc., a company that designs, sources and markets Christmas collectibles to department and gift retailers and has served on the Board of the National Housewares Manufacturing Association and Southwest Texas State University Development Foundation. Mr. Luxton was also honored as a Distinguished Alumnus in 1998 from Southwest Texas State University.

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

         Brion Wise has been a Director of the Company since May 1999. He is a founder and served as Chief Executive Officer and Chairman of the Board of Western Gas Resources ("WGR") from 1972 until 1999. He currently serves as Chairman of the Board of WGR. WGR is an independent gas gathering, processor, energy marketer, and oil and gas producer. Its shares are traded on the New York Stock Exchange under the symbol "WGR". Mr. Wise is also a Chemical Engineer. Prior to founding WGR, Mr. Wise worked as a gas processing engineer for Shell Oil Company.

         Dean Rappaport became an Executive Vice President of the Company in January 1988 and was a Director of the Company from April 1988 until May 1999. From January 1988 to November 1996 Mr. Rappaport was Chief Financial Officer and Treasurer of the Company. Mr. Rappaport became Chief Operating Officer of the Company in November 1996.

         Nathan Katz has been an Executive Vice President of the Company since October 1, 1993 and Chief Executive Officer of Catalina Industries (formerly known as Dana Lighting), a wholly-owned subsidiary of the Company, since August 1989. From October 1983 to August 1989, Mr. Katz was the Chief Executive Officer of Dana Imports, Inc., an importer of lamps located in Boston, Massachusetts.

         David W. Sasnett became a Vice President of the Company in November 1994. In January 2001, Mr. Sasnett became Treasurer and Secretary of the Company. In November 1997, he was promoted to Senior Vice President of the Company. In November 1996, Mr. Sasnett became the Chief Financial Officer of the Company. Prior to that time, he was the Company's Controller. From 1993 until he joined the Company, Mr. Sasnett was the Vice President - Finance and Controller of Hamilton Bank, N.A. and prior to 1993 was employed as a senior manager by the international accounting and consulting firm of Deloitte & Touche.

Item 11. EXECUTIVE COMPENSATION.

                       Compensation of Executive Officers

         The following table sets forth information about the compensation for services in all capacities of the Company's CEO, each of the other four most highly compensated Executive Officers of the Company serving as an Executive Officer as of the end of each of the fiscal years ended September 30, 2000, 1999 and 1998 and one additional Executive Officer who left the employ of the Company in December 1999.

                           Summary Compensation Table

                                    Annual Compensation 1   Long Term Compensation
  Name and Principal       Fiscal  -----------------------     Awards Securities          All Other
      Position              Year   Salary ($)  Bonus ($) 2   Underlying Options 3    Compensation ($) 4
---------------------      ------  ----------  -----------  ----------------------   ------------------
Robert Hersh                2000    329,815           --                 --                 3,200
   Chairman, CEO            1999    314,109      168,500                 --                 2,480
   and President            1998    299,151       26,190                 --                 1,600


Dean Rappaport              2000    296,832           --                 --                 3,200
   Executive Vice           1999    282,697      168,500            212,500 7               2,480
   President, Chief         1998    269,235       26,190                 --                22,600 10
   Operating Officer

Nathan Katz                 2000    296,832           --                 --                 3,200
   Executive Vice           1999    282,697      168,500            162,500 7               2,480
   President                1998    269,235       26,190                 --                22,600 10


David W. Sasnett            2000    190,000       20,000             15,000                 3,200
   Senior Vice              1999    169,100       20,000             42,000 8               2,480
   President, Chief         1998    151,068       15,000                 --                 1,549
   Financial Officer


Thomas M. Bluth 5           2000    160,000       10,000             15,000                 3,200
   Senior Vice              1999    143,333       45,000             32,500 9               2,241
   President,               1998    132,667       10,000                                    1,340
   Treasurer,
   Secretary

William D. Stewart 6        2000     70,100           --                 --               996,500
   Executive Vice           1999    282,697      168,500            212,500 7               2,480
   President                1998    269,235       26,190                 --                 1,600

--------------------------------------------------------------------------------

1 Perquisites and personal benefits furnished to the named Executive Officers do not meet the disclosure thresholds established under SEC regulations.
2 In accordance with their employment agreements, amounts for each of Messrs. Hersh, Rappaport, Stewart and Katz were equal to 1.67% of consolidated pre-tax income for the respective fiscal years ended September 30, 1999 and 1998. There were no bonuses for fiscal 2000.
3 Stock options vest annually in increments of one-third of the options granted.
4 The amounts disclosed in this column for 2000, except for Mr. Stewart, represent the Company's matching contributions to the Company's 401(k) plan. The amounts disclosed for 1999 and 1998 represent such contributions except for the amounts disclosed in 1998 for Messrs. Rappaport and Katz which included $1,600 for such contributions.
5 Mr. Bluth submitted his resignation from the Company effective December 15, 2000. Pursuant to an agreement Mr. Bluth will provide consulting services to the Company through July 31, 2001.
6 Pursuant to a reorganization of the Company's executive management structure, Mr. Stewart left the employ of the Company in December 1999. Amount shown under "All Other Compensation" includes a payment of $809,000 to settle the Company's contractual employment obligation to Mr. Stewart and $187,500 for consulting services under a three-year non-compete and consulting agreement.

7 Represents options granted in prior years which were repriced on December 11, 1998 - see separate section "Repricing of Stock Options."
8 Includes 20,000 options granted in prior years which were repriced on December 11, 1998 - see separate section "Repricing of Stock Options."
9 Includes 22,500 options granted in prior years which were repriced on December 11, 1998 - see separate section "Repricing of Stock Options."
10 Includes $21,000 in connection with the achievement of certain goals and the ongoing renegotiation of the executive's employment agreement with the Company.

Options Granted

         The following table shows all grants of options to the named Executive Officers of the Company during the fiscal year ended September 30, 2000. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the price of the Company's stock was to appreciate annually by 5% and 10%, respectively. There is no assurance that such stock price will appreciate at the rates shown in the table. The Company does not have a plan whereby tandem stock appreciation rights ("SARS") are granted.

                             Option Grants in Fiscal Year 2000       Potential Realizable Value at
                                                                        Assumed Annual Rates of
                                                                        Stock Appreciation for
                                     Individual Grants                    Option Term ($) 2
                    --------------------------------------------------    ------------------
                                  % Total
                                  Options
                    Number of    Granted to
                    Underlying    Employees     Exercise
                     Options      in Fiscal    Price Per    Expiration
      Name           Granted      Year 2000    Share ($)1      Date         5%         10%
------------------    ------       -----         ------      --------     ------      ------
Robert Hersh              --          --             --            --         --          --

Dean Rappaport            --          --             --            --         --          --

Nathan Katz               --          --             --            --         --          --

David W. Sasnett      15,000         3.3%        3.9375      6/4/2010     37,144      94,130

Thomas M. Bluth       15,000         3.3%        3.9375      6/4/2010     37,144      94,130

William D. Stewart        --          --             --            --         --          --

1 Represents the fair market value of the common stock on the date of grant. For purposes of the option plan, fair market value is the closing market price of the common stock as reported on the New York Stock Exchange.

2 The amounts disclosed in these columns, which reflect appreciation of the Company's common stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company's common stock price and are not necessarily indicative of the actual values which may be realized by the named Executive Officers or the shareholders.

Option Exercises and Holdings

         The following table provides information as to options exercised by each of the named Executive Officers of the Company during the fiscal year ended September 30, 2000 and the value of options held by such officers at September 30, 2000 based upon the closing price of the Company's stock on September 30, 2000.

                 Aggregated Option Exercises in Fiscal Year 2000
                     and Fiscal Year End 2000 Option Values

                        Shares                        Number of Securities                 Value of
                     Acquired on       Value          Underlying Options at          In-the-Money Options at
      Name             Exercise      Realized 1         September 30, 2000            September 30, 2000 2
-----------------------------------------------    ---------------------------    ------------------------------
                                                   Exercisable   Unexercisable    Exercisable      Unexercisable
                                                    --------        --------        --------          --------
Robert Hersh             45,000       $ 90,000       212,500              --        $  2,875                --

Dean Rappaport           50,000       $106,250       212,500              --        $212,500                --

Nathan Katz              55,000       $158,125       162,500              --        $162,500                --

David W. Sasnett             --             --        27,333          29,667        $ 26,563          $ 13,125

Thomas M. Bluth              --             --        25,833          21,667        $ 22,500                --

William D. Stewart      212,500       $504,688            --              --              --                --

1 The value realized is computed by multiplying the difference between the exercise price of the stock option and the market price of the Common Stock on the date of exercise by the number of shares of Common Stock with respect to which the option was exercised.

2 Based on the closing price of the Company's stock on September 30, 2000 of $3.4375.


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         The Company entered into employment agreements with Robert Hersh, Dean Rappaport, William D. Stewart and Nathan Katz, which expire on September 30, 2001. Commencing October 1, 1993, Messrs. Hersh, Rappaport, Stewart and Katz's base annual salaries were $246,112, $221,500, $221,500, and $221,500, respectively, with annual increases of the greater of 5% or the percentage increases in the consumer price index published by the U.S. Department of Labor ("U.S. Consumer Price Index"). Messrs. Hersh, Rappaport and Stewart each received options to purchase 50,000 shares of Common Stock during each of the fiscal years 1990 through 1993 under the terms of their respective contracts. Mr. Katz received options to purchase 50,000 shares of common stock in both 1992 and 1993. Messrs. Hersh, Rappaport, Stewart and Katz each received options to purchase 62,500 shares of Common Stock during fiscal year 1995. No options were given during fiscal years 1994, 1996, 1997, 1998, 1999 and 2000. The aforementioned were issued under the Company's 1987 Stock Option and Stock Appreciation Rights Plan.

         In connection with the employment agreements of Messrs. Hersh, Rappaport, Stewart and Katz, the Company agreed to fund a management bonus pool (the "Pool") with 6.67 % of the Company's consolidated pre-tax profits, at the end of each of the Company's fiscal years beginning with the year ending September 30, 1990 (Mr. Katz was entitled to participate in the bonus pool beginning October 1, 1993). Under the employment agreements described above, Messrs. Hersh, Rappaport, Stewart and Katz were each entitled to one-fourth of the Pool. Bonuses were waived in 1990, no amounts were distributed in 1991 and 1997 due to pre-tax losses and amounts earned under the Pool in fiscal 1993, 1994, 1995, 1996, 1998, and 1999 totaled approximately $356,000, $614,000, $60,000, $175,000, $105,000 and $674,000,
respectively. In October 1999, the Company amended their employment agreements to eliminate the pool. The Company anticipates establishing a new bonus arrangement with Messrs. Hersh, Rappaport and Katz for future fiscal years.

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

         The employment agreements with Messrs. Hersh, Rappaport and Katz each provide that, in the event that (i) there is an Acquisition of Control, and (ii) either the employee is employed by the Company on the 180th day following the date on which the Acquisition of Control occurs, or the employee's employment with the Company is terminated either by the Company without Cause or by the employee with good reason within 180 days after the date on which the Acquisition of Control occurs then the Company shall pay to the employee an amount equal to three times the sum of the employee's salary for the then current fiscal year and the bonus payable to the employee for the fiscal year immediately preceding the current fiscal year. In addition, the Company shall continue to provide benefits to the employee for a three-year period. If the employee's employment with the Company terminates for any reason other than for cause within one year following an Acquisition of Control, then the employee shall have the option, for thirty days after the date of such termination of employment, to enter into a three-year consulting and non-competition agreement for $250,000 per year which shall take effect as of the date it is executed and delivered to the Company. Payments under the agreements by the Company after an Acquisition of Control are however, limited to the amount which would be deductible by the Company under the Internal Revenue Code of 1986, as amended. An Acquisition of Control is deemed to occur upon (i) the acquisition of 21% of the Company's voting power, (ii) the election of three or more directors without approval of the incumbent directors, as defined, within a twelve-month period, or (iii) the incumbent directors becoming less than a majority of the Board of Directors of the Company. The agreements also provide for payments of three times annual compensation if employment is terminated without cause by the Company or for good reason by the employee, and a lump sum payment equal to two times the employee's annual salary and two times the employee's annual benefits if the agreement is not renewed upon its expiration.

         Effective October 1, 2000, the Company entered into an employment agreement with David W. Sasnett that replaced his change in Control agreement with the Company. This agreement expires September 30, 2001 and provides for an annual salary of $210,000 and a severance payment equal to (i) the prorata portion of the employee's annual salary for the remainder of the agreement term plus an amount equal to the employee's annual salary and benefits if the employee is terminated without "cause", as defined in the agreement or (ii) the employee's annual salary and annual benefits if the agreement is not renewed upon its expiration. This employee agreement also provides for a lump sum payment equal to two times the sum of the employee's annual salary and annual benefits upon an "Acquisition of Control" of the Company, which is defined by the agreement as (i) the acquisition, without majority approval of the incumbent Board of Directors, of 20% or more of the combined voting power of the Company's outstanding common stock; (ii) the election of three or more directors of the Company within any twelve-month period without the approval of a majority of the then incumbent directors; or (iii) the incumbent directors ceasing at any time to constitute a majority of the Company's Board of Directors. If the employee's employment with the Company terminates for any reason other than for cause within one year following an Acquisition of Control, then the employee shall have the option, for thirty days after the date of such termination of employment, to enter into a two-year consulting and non-competition agreement for $50,000 per year which shall take effect as of the date it is executed and delivered to the Company.

         The Company pays its proportional share of a reverse split-dollar life insurance policy for Mr. Rappaport and Mr. Katz. In the event of the death of Mr. Rappaport or Mr. Katz during the term of their employment agreements, the Company would receive $1,000,000.

Compensation of Directors

         Salaried employees of the Company do not receive any additional compensation for serving as a Director or Committee member. Non-employee Directors receive an annual retainer of $14,000 payable $7,000 in cash and in the number of shares equal to $7,000 calculated on the basis of the fair market value of the common stock on the date of the Annual Meeting. The stock is restricted and vests after one year or on a pro rata basis if the Director ceases to serve on the Board during the year. Directors also receive $1,000 per Board meeting and Committee meeting attended. Messrs. Burrow, Lanzillotti, Luxton, Steinberg and Wise are reimbursed for their travel expenses to Board and Committee meetings.

Nonqualified Stock Options

         The Company from time to time issues non-qualified stock options to purchase shares of Common Stock to its officers. All such options are issued pursuant to individual stock option agreements and bear an exercise price equal to or in excess of the market value of the Common Stock on the date of grant. The period during which such options may be exercised varies, depending on the optionee and the circumstances under which the options have been granted. The exercise price of such options may be paid in cash or, under certain circumstances, by delivery of shares of Common Stock or by a combination of the foregoing. No non-qualified stock options were granted to directors or named executive officers during fiscal 2000.

Compensation Committee Interlocks and Insider Participation

         The Compensation and Stock Option Committee is composed of Messrs. Lanzillotti and Steinberg.

Repricing of Stock Options

         The following table sets forth information about the repricing of stock options held by the Company's CEO and each of the other most highly compensated Executive Officers of the Company during the last ten fiscal years ended September 30, 2000. Mr. Hersh, Chairman, Chief Executive Officer and President declined to have his options repriced on December 11, 1998.

                           Ten Year Option Repricings

                                        Number of
                                       Securities    Market Price
                                       Underlying     of Stock at    Exercise                Length of Original Option
                                      Options/SARs      Time of    Price at Time     New     Term Remaining at Date of
                            Date of    Repriced or   Repricing or  of Repricing    Exercise    Repricing or Amendment
         Name              Repricing     Amended       Amendment   or Amendment     Price             (Years)
----------------------------------------------------------------------------------------------------------------------
Dean Rappaport              12/11/98      50,000        $ 2.4375      $ 3.375      $ 2.4375             2.8
   Executive Vice           12/11/98      50,000        $ 2.4375      $ 4.875      $ 2.4375             3.1
   President, Chief         12/11/98      50,000        $ 2.4375      $ 4.125      $ 2.4375             3.8
   Operating Officer        12/11/98      62,500        $ 2.4375      $ 6.750      $ 2.4375             6.0

Nathan Katz                 12/11/98      50,000        $ 2.4375      $ 4.875      $ 2.4375             3.1
   Executive Vice           12/11/98      50,000        $ 2.4375      $ 5.250      $ 2.4375             4.1
   President                12/11/98      62,500        $ 2.4375      $ 6.750      $ 2.4375             6.0

David W. Sasnett            12/11/98      12,500        $ 2.4375      $ 4.125      $ 2.4375             6.0
   Senior Vice              12/11/98       7,500        $ 2.4375      $ 4.125      $ 2.4375             6.9
   President, Chief
   Financial Officer

Thomas M. Bluth             12/11/98      17,500        $ 2.4375      $ 4.125      $ 2.4375             6.0
   Senior Vice              12/11/98       5,000        $ 2.4375      $ 4.125      $ 2.4375             6.9
   President, Treasurer,
   Secretary

William D.Stewart           12/11/98      30,000        $ 2.4375      $ 2.500      $ 2.4375             2.8
   Executive Vice           12/11/98      20,000        $ 2.4375      $ 3.375      $ 2.4375             2.8
   President                12/11/98      50,000        $ 2.4375      $ 4.875      $ 2.4375             3.1
                            12/11/98      50,000        $ 2.4375      $ 4.125      $ 2.4375             3.8
                            12/11/98      62,500        $ 2.4375      $ 6.750      $ 2.4375             6.0

Report on Repricing of Stock Options

         The Company's employee stock option plans are administered by the Compensation Committee ("the Committee"). All options issued pursuant to the Company's stock option plans were issued at the then market price. The market price for the Company's stock, however, declined, and as a result, by December 1998 a majority of the employee stock options were substantially above the current market price, thereby significantly undermining the incentives intended to be created by the option grants. The Committee believed that such incentives are a significant factor in the Company's ability to attract, retain and motivate employees who are critical to the Company's long term success. The Committee concluded that to allow the options to remain "out of the money" did not serve the best interests of the Company and its shareholders. The Committee believed that a repricing of these "out of the money" options would allow the options to serve their intended purpose and enhance the Company's ability to retain important employees. Consequently, on December 11, 1998, the Committee (which consisted at the time of Messrs. Burrow and Latimer and two former directors Jeffrey Silverman and Leonard Sokolow) approved the repricing of 1,074,733 options issued to employees (including the named Executive Officers) with exercise prices ranging from $2.50 to $6.75 to be repriced to $2.4375, the market value on such date. Mr.Hersh, Chairman, Chief Executive Officer and President, declined to have his options repriced.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to the Company's common stock beneficially owned by those who were the beneficial owners of more than 5% of the Company's stock. Except as otherwise noted, beneficial ownership is as of January 8, 2001 and, other than as provided by community property and other such laws, consists of sole voting and investment power.

                                              Common Stock
Name and Address of Beneficial Owner       Beneficially Owned 1       Percentage
-------------------------------------          -----------              -----
Robert Hersh ........................          1,150,800 2              15.2%
18191 N.W. 68th Avenue
Miami, Florida 33015

Dean Rappaport ......................            930,100 3              12.3%
18191 N.W. 68th Avenue
Miami, Florida 33015

Heartland Advisors, Inc. ............            865,100 4              11.8%
789 North Water Street
Milwaukee, WI 53202

Nathan Katz .........................            630,742 5               8.4%
55 Norfolk Avenue
Easton, MA

Acquisitor PLC ......................            581,700 6               7.9%
190 The Strand
London, England WC2R IJN

Wai Check Lau .......................            558,200 7               7.6%
6/F, Kenning Industrial Bldg
19 Wang Hoi Road
Kowloon, Hong Kong

Dimensional Fund Advisors, Inc. .....            491,800 8               6.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

1 Includes shares which may be acquired pursuant to vested stock options and options which become exercisable through March 9, 2001 or shares for which the stockholder has the power to direct the vote. As of January 8, 2001, there were 7,357,880 shares outstanding.

2 Includes 715,500 shares as to which voting power is shared (see note 7 below) and shares purchasable through the exercise of options as follows: 50,000 shares at $3.375 per share, 50,000 shares at $4.875 per share, 50,000 shares at $4.125 per share and 62,500 shares at $6.75 per share.

3 Includes 715,500 shares as to which voting power is shared (see note 7 below) and 212,500 shares purchasable through the exercise of options at $2.4375 per share.

4 Based solely upon a schedule 13G filed with the Securities and Exchange Commission as of December 31, 2000, 865,100 shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 by (1) Heartland Advisors, Inc. by virtue of its investment discretion and in some cases voting power over client securities, which may be revoked; and (2) William J. Nasgovitz, as a result of his position with and stock ownership of Heartland which could be deemed to confer upon him voting and/or investment power over the shares Heartland beneficially owns. Of these 865,100 shares, 710,000 shares also may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 by Mr. Nasgovitz as a result of his position as an officer and director of Heartland Group, Inc. which could be deemed to confer upon him voting power over the shares Heartland Group beneficially owns.

5 Includes 162,500 shares purchasable through the exercise of options at $ 2.4375 per share.

6 Based solely on a Schedule 13D filed with the Securities and Exchange Commission on January 5, 2001.

7 Of the number of shares beneficially owned by Wai Check Lau, 477,500 shares are owned by Go-Gro Holdings Limited, which is owned by Wai Check Lau, 6,000 shares are owned by Amy Yuen Ying Lau Cheung, the wife of Wai Check Lau and 21,500 shares are owned jointly by Wai Check Lau and Amy Yuen Ying Lau Cheng. In July 1994, as part of Company's acquisition of Go-Gro Industries Limited ("Go-Gro"), Wai Check Lau and Amy Yuen Ying Lau Cheng each delivered an irrevocable proxy to Catalina Asia, a partnership controlled by the Company. Catalina Asia was dissolved in 2000 and its proxy transferred to Go-Gro. Go-Gro has a proxy to vote the 558,200 shares beneficially owned by Mr. Lau and an additional 157,300 shares of the Company also issued to previous stockholders of Go-Gro upon the acquisition. The 715,500 shares are voted at the direction of Messrs. Hersh and Rappaport, members of the Board of Directors of Go-Gro. Except as to such shared voting power, each of Messrs. Hersh and Rappaport disclaims beneficial ownership of such shares.

8 Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 491,800 shares of Catalina Lighting, Inc., stock as of December 31, 2000. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

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

         Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its Officers and Directors were complied with during the 2000 fiscal year.

Security Ownership of Directors and Management

         The following table sets forth, to the best knowledge of the Company, the shares of common stock beneficially owned at January 8, 2001 by each Director and Executive Officer and by all Directors and Executive Officers of the Company as a group.

                                             Common Stock
       Name of Beneficial Owner           Beneficially Owned 1      Percentage
--------------------------------------      ---------------       --------------

Robert Hersh ........................        1,150,800 2,8             15.2%

Ryan Burrow .........................           24,150 3,9               *

Henry Latimer .......................           17,945 4,9               *

Jesse Luxton ........................            3,450 9                 *

Robert Lanzillotti ..................            6,672 10                *

Howard Steinberg ....................           23,450 9                 *

Brion Wise ..........................            3,450 9                 *

Dean Rappaport ......................          930,100 5,8             12.3%

Nathan Katz .........................          630,742 6                8.4%

David W. Sasnett ....................           39,333 7                 *

All Directors and Executive Officers
of the Company and its subsidiaries
as a group (10 persons) .............        2,114,592 8               26.4%

     *    less than 1%

--------------------------------------------------------------------------------

1 Includes shares which may be acquired pursuant to vested stock options and options which become exercisable through March 9 2001 or shares for which the stockholder has the power to direct the vote. As of January 8, 2001, there were 7,357,880 shares outstanding.

2        Includes shares purchasable through the exercise of options as follows:
         50,000 shares at $3.38 per share, 50,000 shares at $4.88 per share, 50,000 shares at $4.13 per share and 62,500 shares at $6.75 per share.

3 Includes 500 shares owned by Mr. Burrow's wife and shares purchasable through the exercise of options as follows: 2,000 shares at $6.63 per share, 2,000 shares at $10.75 per share, 2,000 shares at $6.25 per share and 12,000 shares at $3.75 per share.

4        Includes shares purchasable through the exercise of options as follows:
         2,000 shares at $6.25 per share and 12,000 shares at $3.75 per share.

5 Includes 212,500 shares purchasable through the exercise of options at $2.4375 per share.

6 Includes 162,500 shares purchasable upon the exercise of options at $2.4375 per share.

7        Includes shares purchasable through the exercise of options as follows:
         2,333 shares at $4.00, 15,000 shares at $2.125 per share and 20,000 shares at $2.4375 per share.

8 Includes 715,500 shares owned by previous shareholders of Go-Gro Industries Limited which Messrs. Hersh and Rappaport jointly have a power to vote pursuant to irrevocable proxies. Except as to such shared voting power, Messrs. Hersh and Rappaport disclaim beneficial ownership of these shares.

9 Includes 1,672 shares and 1,778 shares received on May 9, 2000 and May 10, 1999, respectively, as annual retainer for serving on the Company's Board of Directors. The shares are restricted and vest after one year or on a prorata basis if the Director ceases to serve on the Board during the year.

10 Includes 1,672 shares received on May 9, 2000 as annual retainer for serving on the Company's Board of Directors - see 9 above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to a reorganization of the Company's executive management structure, Mr. Stewart left the Company in December 1999. The Company agreed to settle its contractual employment obligation to Mr. Stewart for a payment of $788,000 in January 2000. Mr. Stewart will continue to provide consulting services under a three-year non-compete and consulting agreement for annual payments of $250,000 through December 2002. In January 2000, Mr. Stewart repaid his notes and advances from the Company amounting to approximately $65,000.

         The Company leased a facility located in Massachusetts from an entity in which an officer and a former officer had an ownership interest. The lease expired in June 1999. Rent expense related to this lease was approximately $99,000 and $159,000, for the years ended September 30, 1999 and 1998, respectively.

         The Company leases its Hong Kong office from a company owned by Wai Check Lau, a shareholder of the Company. The lease expires in 2004 but may be extended for an additional year. Rent expense related to this lease was approximately $255,000 for the years ended September 30, 2000, 1999 and 1998.

         During the years ended September 30, 2000, 1999 and 1998, Go-Gro, a wholly-owned subsidiary of the Company, purchased $2.7 million, $1.7 million and $1.0 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company and which includes a shareholder of the Company as one of its directors.

         Notes and advances receivable from Dean Rappaport totaled approximately $123,000 at December 31, 2000 and included a $100,000 note bearing interest at LIBOR plus 250 basis points, collateralized by stock option agreements to purchase 100,000 shares of the Company which matured in December 2000. The Company is presently renegotiating the terms of this note receivable with Mr. Rappaport.

         Notes and advances receivable from Nathan Katz totaled approximately $78,000 at December 31, 2000 and included a $70,000 note bearing interest at LIBOR plus 250 basis points, collaterized by stock option agreements to purchase 50,000 shares of the Company which matured in January 2001. The Company is presently renegotiating the terms of this note receivable with Mr. Katz.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CATALINA LIGHTING, INC.


                                            By: /s/ Robert Hersh
                                               ----------------------------
                                                Robert Hersh
                                                Chairman, President and
                                                Chief Executive Officer

                                                January 29, 2001