Form 10-Q
period 2000-12-31
CATALINA LIGHTING INC
filed 2001-02-14
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding on February 5, 2001: 7,357,880 shares.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I FINANCIAL INFORMATION                                            PAGE NO.
                                                                        --------

     Condensed consolidated balance sheets -
       December 31, 2000 and September 30, 2000 .......................... 3

     Condensed consolidated statements of operations -
       Three months ended December 31, 2000 and 1999 ..................... 5

     Condensed consolidated statements of cash flows -
       Three months ended December 31, 2000 and 1999 ..................... 6

     Notes to condensed consolidated financial statements ................ 8

     Management's discussion and analysis of financial
       condition and results of operations ............................... 16

PART II OTHER INFORMATION

     ITEM 1  Legal Proceedings ........................................... 26

     ITEM 4  Submission of Matters to a Vote of Security Holders ......... 26

     ITEM 6  Exhibits and Reports on Form 8-K ............................ 26

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                      Assets                              December 31,   September 30,
                                                              2000           2000
                                                            ---------      ---------
                                                           (Unaudited)        *
Current assets
  Cash and cash equivalents                                 $   3,236      $   2,309
  Restricted cash equivalents and short-term investments          608            727
  Accounts receivable, net of allowances
      of $12,120 and $12,475, respectively                     33,850         36,632
  Inventories                                                  49,625         52,780
  Other current assets                                          6,554          7,343
                                                            ---------      ---------
             Total current assets                              93,873         99,791

Property and equipment, net                                    31,654         29,932
Goodwill, net                                                  30,869         30,663
Other assets                                                    6,780          7,585
                                                            ---------      ---------
                                                            $ 163,176      $ 167,971
                                                            =========      =========

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                                 (In thousands)

                                                          December 31,  September 30,
        Liabilities and Stockholders' Equity                  2000          2000
                                                            ---------     ---------
                                                           (Unaudited)        *
Current liabilities
 Accounts and letters of credit payable                     $  30,502     $  36,310
 Credit lines                                                  28,168        22,786
 Term loans                                                    27,347        28,415
 Current maturities of bonds payable-real estate related          900           900
 Current maturities of other long-term debt                     1,358         1,339
 Other current liabilities                                     12,795        15,647
                                                            ---------     ---------
         Total current liabilities                            101,070       105,397

  Bonds payable - real estate related                           5,100         5,100
  Other long-term debt                                          1,717         1,788
  Other liabilities                                             4,894         3,782
                                                            ---------     ---------
          Total liabilities                                   112,781       116,067

Minority interest                                               1,088         1,075
Commitments and contingencies

Stockholders' equity
  Common stock, issued 8,000 shares                                80            80
  Additional paid-in capital                                   28,560        28,560
  Retained earnings                                            23,212        25,111
  Accumulated other comprehensive loss                            (84)         (461)
  Treasury stock, 642 shares                                   (2,461)       (2,461)
                                                            ---------     ---------
           Total stockholders' equity                          49,307        50,829
                                                            ---------     ---------
                                                            $ 163,176     $ 167,971
                                                            =========     =========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended
                                                    December 31,
                                             ------------------------
                                               2000            1999
                                             --------        --------
Net sales                                    $ 64,608        $ 43,208
Cost of sales                                  54,424          34,313
                                             --------        --------
Gross profit                                   10,184           8,895

Selling, general and administrative
  expenses                                     10,816           6,781
Executive management reorganization                --             788
                                             --------        --------
Operating income (loss)                          (632)          1,326
                                             --------        --------
Other income (expenses):
   Interest expense                            (1,367)           (544)
   Other income (expenses)                       (182)              7
                                             --------        --------
Total other income (expenses)                  (1,549)           (537)
                                             --------        --------

Income (loss) before income taxes              (2,181)            789

Income tax provision (benefit)                   (282)            252
                                             --------        --------
Net income (loss)                            $ (1,899)       $    537
                                             ========        ========
Weighted average number of
  shares outstanding
         Basic                                  7,358           6,986
         Diluted                                7,358           7,745

Earnings (loss) per share
         Basic                               $  (0.26)       $   0.08
         Diluted                             $  (0.26)       $   0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Three Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 2000            1999
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (1,899)       $    537
  Adjustments for non-cash items                                  1,795           2,178
  Change in assets and liabilities                                    4           2,492
                                                               --------        --------
  Net cash provided by (used in) operating activities              (100)          5,207
                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                      (2,142)           (388)
  Purchase of minority interest                                  (1,029)             --
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                        343            (161)
                                                               --------        --------
  Net cash provided by (used in) investing activities            (2,828)           (549)
                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                             --              85
  Payments to repurchase common stock                                --            (629)
  Proceeds from other long-term debt                                323              --
  Payments on other long-term debt                                 (393)           (189)
  Payments on bonds payable                                          --          (1,310)
  Proceeds from credit lines                                     14,593          11,700
  Payments on credit lines                                       (9,450)        (13,569)
  Proceeds from note payable - other                                 --           1,406
  Payments on term loans                                         (1,236)             --
  Sinking fund payments on bonds payable                           (225)           (225)
                                                               --------        --------
  Net cash provided by (used in) financing activities             3,612          (2,731)
                                                               --------        --------
  Effect of exchange rate changes on cash                           243              26

  Net increase (decrease) in cash and cash equivalents              927           1,953
  Cash and cash equivalents at beginning of period                2,309           7,253
                                                               --------        --------
  Cash and cash equivalents at end of period                   $  3,236        $  9,206
                                                               ========        ========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                       Supplemental Cash Flow Information

                                                                 Three Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 2000            1999
                                                               --------        --------
                                                                    (In thousands)
Cash paid (received) for:
   Interest                                                    $  1,327        $    443
   Income taxes                                                $    758        $   (603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 2000 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

Going Concern

The accompanying condensed consolidated financial statements for the quarter ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 7, management believes that the Company will not be in compliance with a requirement of its $75 million credit facility as of April 1, 2001 unless a waiver of the requirement or an amendment to the facility modifying the requirement is obtained. This uncertainty may indicate that the Company may not be able to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to comply with the terms and covenants of its $75 million credit facility and to obtain additional financing or refinancing as may be required. The Company is attempting to renegotiate the terms of its $75 million credit facility and is also exploring other strategic alternatives.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company adopted SFAS 133 on October 1, 2000 and the cumulative effect on the accumulated comprehensive loss on such date was income of $153,000 (net of $86,000 in income taxes). There was no change in the fair value of the derivative instrument for the three months ended December 31, 2000.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), or
(4) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. See also Note 8 of Notes to Condensed Consolidated Financial Statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following:

                                                      Three Months Ended
                                                         December 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------   ---------
                                                       (In thousands)
     Net income (loss)                              $  (1,899)   $     537
     Foreign currency translation gain                    237           --
     Cumulative effect of accounting change due
       to the adoption of SFAS 133, net of taxes          140           --
                                                    ----------   ---------
        Total comprehensive income (loss)           $  (1,522)   $     537
                                                    ==========   =========

New Accounting Pronouncement

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

2. Inventories

Inventories consisted of the following:

                                     December 31,    September 30,
                                        2000            2000
                                      ---------      ---------
                                           (In thousands)
                 Raw materials        $   5,193      $   6,700
                 Work-in-progress           844          1,159
                 Finished goods          43,588         44,921
                                      ---------      ---------
                 Total inventories    $  49,625      $  52,780
                                      =========      =========

Costs capitalized in finished goods associated with acquiring, storing and preparing inventory for distribution amounted to approximately $1.7 million and $1.6 million at December 31, 2000 and September 30, 2000, respectively.

3. Property and Equipment, net

Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with the right to use the above land until January 18, 2042. The land use rights are non-transferable. Through fiscal 2000, under the joint venture agreement Go-Gro owned 70% of SJE's land use rights, building and equipment and Shenzhen Baoanqu Fuda Industries Co., Ltd. ("Fuda"), a Chinese Company, owned the remaining 30%. Go-Gro received 100% of SJE's profits and losses. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE was obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices, of which 40% was required to be completed by April 1, 1997. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. SJE began construction of the final phase of this

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

3. Property and Equipment, net (continued)

facility in December 1999. The remainder of the construction should be completed in 2001. The total cost for this project is estimated at $16.5 million (of which $14.6 million had been expended as of December 31, 2000) and includes approximately $1.1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF was based upon the square footage to be constructed. In September 2000, Go-Gro made a deposit of approximately $1.0 million to purchase Fuda's 30% interest in SJE's land use rights and property. This purchase of Fuda's minority interest in SJE was finalized during the quarter ended December 31, 2000.

4. Credit Lines

The Company has a five-year credit facility for approximately $75 million which funded the Company's acquisition of Ring Plc and which provides funds through revolving facilities for the Company's U.S. and U.K. operations. The credit facility agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain financial covenants (i.e. leverage and fixed charge ratios). The Company obtained an amendment of this credit facility on December 22, 2000, and without this amendment the Company would not have been in compliance with one of the financial covenants of the credit facility agreement for the quarter ended September 30, 2000.

As a result of the Company's operating results for the first quarter of fiscal 2001, the Company initially was not in compliance with the financial covenants under its $75 million credit facility for the quarter ended December 31, 2000. The Company obtained a second amendment of the credit facility on February 9, 2001 and was in compliance with the financial covenants under the amended facility for the quarter ended December 31, 2000. The amendment (i) raised the maximum leverage ratio allowable (debt divided by adjusted earnings) for the quarter ended December 31, 2000 and the following three quarters and lowered the minimum required fixed charge coverage ratio for the quarter ended December 31, 2000 and the following seven quarters, (ii) reduced the level of permitted annual capital expenditures beginning with the fiscal year ending September 30, 2001 to $2.25 million, (iii) increased the interest rate under the facility (the rate for LIBOR borrowings increased by 2 % and the rate for borrowings based on the prime rate increased by .25 %) until the Company achieves certain leverage and fixed charge coverage ratios defined under the amendment and (iv) requires the Company to use its best efforts to obtain new capital through the sale of assets, the issuance of subordinated notes or capital stock of $5 million by July 31, 2001 and another $5 million by October 31, 2001. If the Company is unable to obtain this new capital, the interest rate on the credit facility is increased 1% on July 31, 2001 and another 1% on October 31, 2001. In addition, the February 9, 2001 amendment requires the Company to obtain by March 31, 2001 certain statutory declarations and a related auditors' report prescribed under English law. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

5. Segment Information

Information on operating segments and a reconciliation to income (loss) before income taxes for the three months ended December 31, 2000 and 1999 are as follows (in thousands):

Net Sales:
                                         Three Months Ended December 31,
                  ---------------------------------------------------------------------------
                                  2000                                   1999
                  -----------------------------------     -----------------------------------
                  External                                External
                  customers  Intersegment     Total       customers  Intersegment     Total
                  -----------------------------------     -----------------------------------
United States     $ 19,256     $    134      $ 19,390     $ 29,377     $    274      $ 29,651
China                7,871       23,147        31,018        5,667       28,866        34,533
United Kingdom      28,274           --        28,274           --           --            --
Other segments       9,207           90         9,297        8,164          121         8,285
Eliminations            --      (23,371)      (23,371)          --      (29,261)      (29,261)
                  -----------------------------------     -----------------------------------
                  $ 64,608     $     --      $ 64,608     $ 43,208     $     --      $ 43,208
                  ===================================     ===================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

5. Segment Information (continued)

Net Sales by Location of External Customers:     Three Months Ended
                                                      December 31,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
United States                                    $ 19,263     $ 29,420
United Kingdom                                     27,505        1,879
Canada                                              8,050        6,960
Other countries                                     9,790        4,949
                                                 --------     --------
                                                 $ 64,608     $ 43,208
                                                 ========     ========
Segment Contribution:                             Three Months ended
                                                      December 31,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
United States                                    $   (512)    $  1,131
China                                               2,047        2,265
United Kingdom                                     (1,082)          --
Other segments                                       (131)         468
                                                 --------     --------
  Subtotal for segments                               322        3,864
Executive management reorganization                    --         (788)
Parent/administrative expenses                     (2,503)      (2,287)
                                                 --------     --------
  Income (loss) before income taxes              $ (2,181)    $    789
                                                 ========     ========
Interest Expense (Income) (1):                    Three Months ended
                                                      December 31,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
United States                                    $   (102)    $    157
China                                                 (80)         102
United Kingdom                                      1,029           --
Other segments                                        140          146
                                                 --------     --------
  Subtotal for segments                               987          405
Parent interest expense                               380          139
                                                 --------     --------
  Total interest expense                         $  1,367     $    544
                                                 ========     ========
Total Assets (2):                              December 31,   September 30,
                                                   2000           2000
                                                 --------       --------
United States                                    $ 54,314       $ 64,263
China                                              48,133         53,170
United Kingdom                                     78,723         75,505
Other segments                                     14,529         14,252
Eliminations                                      (32,523)       (39,219)
                                                 --------       --------
  Total assets                                   $163,176       $167,971
                                                 ========       ========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

5. Segment Information (continued)

Long-Lived Assets (3):
                                                   December 31,      September 30,
                                                       2000              2000
                                                     -------           -------
United States                                        $11,838           $12,156
China                                                 14,695            12,516
United Kingdom                                         4,996             5,125
Other segments                                           125               135
                                                     -------           -------
  Total long-lived assets                            $31,654           $29,932
                                                     =======           =======
Expenditures for Additions to Long-Lived Assets:

                                                  Three Months Ended December 31,
                                                     -------------------------
                                                      2000               1999
                                                     -------           -------
United States                                        $    54           $   143
China                                                  1,907               237
United Kingdom                                           175                --
Other segments                                             6                 8
                                                     -------           -------
  Total expenditures                                 $ 2,142           $   388
                                                     =======           =======

(1) Parent and inter-segment advances generally bear interest at the U.S. prime plus 1% in 2000 and the U.S. prime rate in 1999. The interest expense shown for each segment includes interest paid or earned on inter-segment advances.

(2) Total assets for United States include parent/administrative assets.

(3) Represents property and equipment, net.

Major Customers

During the three months ended December 31, 2000 and 1999 one customer accounted for 11.8% and 24.5%, respectively, of the Company's net sales. During the three months ended December 31, 2000 one other customer (included in United Kingdom - based operations) accounted for 16.5% of the Company's net sales.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

6. Commitments and Contingencies

Westinghouse License

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Commencing September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $4.5 million and $7.7 million for the three months ended December 31, 2000 and 1999, respectively.

Litigation

During the last three years the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $203,000 for this contingency as of December 31, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

NYSE Listing

On August 9, 1999 the NYSE notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through December 31, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's total market capitalization and stockholders' equity as of December 31, 2000 were $15.6 million and $49.3 million, respectively. The Company expects to report a loss for the quarter ending March 31, 2001 and the Company's total market capitalization as of the close of business of February 9, 2001 was $18.1 million. As requested by the NYSE, the Company had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. Following the filing of this 10-Q, the Company intends to communicate its status under the plan to the NYSE and seek an extension of time to satisfy the listing requirements pursuant to its plan. If the Company is ultimately unable to meet the new NYSE listing rules or obtain an extension for its plan, the Company's shares could be suspended from trading on the NYSE, however the Company believes other trading venues are available for its stock.

7. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 4, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, including a leverage ratio and a fixed charge coverage ratio, on a quarterly basis. The Company obtained an amendment of this credit facility on December 22, 2000, and without this amendment, the Company would not have been in compliance with one of the financial covenants under the credit facility agreement for the quarter ended September 30, 2000. As a result of the Company's operating results for the quarter ended December 31, 2000, the Company initially was not in compliance with the financial covenants under its $75 million credit facility for the quarter ended December 31, 2000. The Company obtained a second amendment of the credit facility on February 9, 2001 which modified the financial covenants for the December 31, 2000 and subsequent quarters, and the Company is in compliance with the amended financial covenants for the quarter ended December 31, 2000. The February 9, 2001 amendment raised the maximum leverage ratios allowable and reduced the

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

7. Going Concern (continued)

minimum fixed charge ratios required under the facility. However, due to the sales and profitability declines the Company experienced for the quarter ended December 31, 2000 and the continuing weakness in the U.S. and U.K. economies, there can be no assurances that the Company will be able to comply with the amended financial covenants of the credit facility for quarters subsequent to December 31, 2000. In addition, the February 9, 2001 amendment requires the Company to obtain by March 31, 2001 certain statutory declarations and a related auditors' report prescribed under English law, as explained below.

Proceeds from the $75 million credit facility were used in part to fund the Company's acquisition of Ring Plc ("Ring"), a British company, on July 5, 2000. Under English law a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Ring's failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. The February 9, 2001 amendment of the $75 million credit facility includes a requirement that the Company procure the directors' statutory declarations regarding Ring's solvency and independent auditors' report thereon by March 31, 2001. Based upon (i) the net loss reported for the quarter ended December 31, 2000; (ii) the dependence of Ring on the Company's $75 million credit facility to fund its operations and (iii) the uncertainties associated with current economic conditions and the Company's business, financial projections, and ability to comply with the terms of its $75 million credit facility, the Company does not expect to be able to demonstrate its ability to meet its obligations for the next year in the manner and to the degree required to obtain the statutory declarations and related independent auditors' report by March 31, 2001. Consequently, unless this March 31, 2001 deadline is extended or modified via another amendment or waived, the Company does not expect to be in compliance with the terms of its $75 million credit facility as of April 1, 2001.

The Company is exploring strategic alternatives including potential divestitures, a merger, a capital infusion, a recapitalization or other actions. The investment banking firm of SunTrust Equitable Securities has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of the Board of Directors. Because SunTrust Equitable Securities is currently exploring various potential plans and actions, no assessment can be made of the likelihood that any such plans and actions are feasible or can be effectively implemented. The Company does not intend to provide information updating the status of this strategic review or of any efforts to implement plans or actions that may be developed, and a negative or positive inference should not be drawn from the absence of any such updates.

Regardless of the outcome of the strategic review discussed above the Company believes that a waiver or an additional amendment of the $75 million credit facility extending or modifying the March 31, 2001 completion date of the U.K. whitewash procedure, will be required. Without such waiver or amendment, based upon the Company's current expectations there would be an event of default under that credit facility on April 1, 2001, which could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, the Company intends to pursue negotiations with its present $75 million credit bank syndicate group, for a waiver or amendment, so as to preclude acceleration of its indebtedness on April 1, 2001. If there is no amendment or waiver for the quarter ending March 31, 2001, the Company may not be able to generate, raise or borrow sufficient funds to repay its debt and/or to refinance its debt. Even if new funding is available, it may not be on terms that are acceptable to the Company. Based upon the Company's current assessment of its business, the Company negotiated the

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

February 9, 2001 amendment to the $75 million credit facility that also covers quarters ending subsequent to December 31, 2000. The Company's ability to satisfy the terms of the credit facility in subsequent quarters depends on business conditions for the Company's products and any results from the strategic review described above, and there can be no assurances that the Company will be able to comply with the amended terms for quarters subsequent to December 31, 2000. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

8. Derivative Instruments and Hedging Activities

The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has subsidiaries in Canada and Mexico and sells its products in these foreign countries. Forty percent of the Company's revenues for the year ended September 30, 2000 were generated from international customers. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company's foreign-currency risk-management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to the Company's operations and competitive position, since exchange-rate changes may effect profitability, cash flows, and business and/or pricing strategies. The Company uses foreign-currency forward-exchange contracts to hedge these risks.

By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.

The Company's derivatives activities are subject to the management, direction and control of the Foreign Currency Risk Management Committee (FCRMC). The FCRMC is composed of the chief executive officer, the chief financial officer, and other officers of the Company. The FCRMC reports to the board of directors on the scope of its derivatives activities. The FCRMC (1) sets forth risk-management philosophy and objectives through a corporate policy, (2) provides guidelines for derivative-instrument usage, and (3) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

Fair-Value Hedges

As of December 31, 2000 and for the quarter then ended, the Company's U.K. subsidiary, Ring, entered into forward-exchange contracts to hedge the foreign-currency exposure of its firm commitments to purchase certain inventories from China and Europe in currencies other than the British pound. The forward contracts used in this program mature in three months or less, consistent with the related purchase commitments.

Cash Flow Hedge

The Company uses an interest-rate swap to convert the variable rate bonds payable related its U.S. warehouse facility into a fixed rate of 5.52%. The fair value of this cash-flow hedge of $153,000 (net of taxes) at December 31, 2000 is included in stockholders' equity as part of the accumulated comprehensive loss.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results as discussed under "Outlook" and the discussion under "Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the highly competitive nature of the lighting industry; reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit the Company's margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of the Company's products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can effect demand and pricing for the Company's products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect the Company's short-term and long-term liquidity and ability to operate as a going concern; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended September 30, 2000. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         In the following comparison of the results of operations, the three months ended December 31, 2000 and 1999 are referred to as 2000 and 1999, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at December 31, 2000.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2000 and 1999

Consolidated Results

         The Company had a net loss of $1.9 million, or $.26 per diluted share, in 2000. Net income for 1999, which included a non-recurring charge pursuant to a reorganization of its executive management structure that decreased pretax income by $788,000, was $537,000, or $0.07 per diluted share. Net income and diluted earnings per share for 1999, as adjusted to exclude the impact of the non-recurring charge, were $1.1 million and $0.14, respectively.

          The Company's July 5, 2000 acquisition of Ring PLC ("Ring"), a supplier of lighting, automotive and consumable products located in the United Kingdom, significantly affected 2000 operating results and the comparability of current year results to those for 1999. The Company's 2000 results include net sales of $28.3 million and a pretax loss of $1.1 million attributable to Ring. Ring's pretax loss of $1.1 million includes interest and financing costs and goodwill amortization related to the acquisition aggregating $1.1 million. Ring's results for the period were negatively affected by an increasingly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines and a continued weakness of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         Net sales for 2000 were $64.6 million, a $21.4 million increase from the prior year as a result of the Ring acquisition. Excluding Ring, net sales for 2000 were $36.3 million, as compared to $43.2 million in 1999. Higher sales to Canadian, and other international customers (primarily Europe) were not sufficient to offset lower unit sales and an overall sales decline to U.S. customers. Management believes this U.S. sales decline is attributable to the general slow down in the U.S. retail economy that has affected the purchasing pattern of the Company's major U.S. customers. In 2000 sales to U.S. and international customers (excluding Ring) were $19.3 million and $17.0 million, respectively, and in 1999 such sales amounted to $29.4 million and $13.8 million, respectively.

         Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 39.8%, 45.9%, 10.3% and 4.0% of net sales in 2000. Lamps and lighting fixtures accounted for 67% and 33% of net sales in 1999. In 2000, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $10.6 million (16.5%) of the Company's net sales. In 2000 and 1999, Home Depot accounted for $7.6 million (11.8%) and $10.6 million (24.5%), respectively, of the Company's net sales. Sales made from warehouses constituted 56% of the Company's net sales in 2000, up from 23% in 1999 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses.

         Gross profit increased in total dollars by $1.3 million, but decreased as a percentage of sales from 20.6% in 1999 to 15.8% in 2000. The $1.3 million increase reflects contributions from higher sales resulting from the addition of Ring. The decrease in the gross profit percent is due to (1) the inclusion of $28.3 million in sales from Ring at a gross profit percentage of 12.4%, (2) a less profitable customer and product mix in the U.S. and (3) $200,000 in provisions for inventory located in Chile and Argentina as a result of the Company's decision to cease its warehousing operations in these countries.

         Selling, general and administrative expenses ("SG&A") for 2000 were $10.8 million, an increase of $4.0 million from the prior year. The increase reflects $3.5 million in Ring-related SG&A and the remainder of the increase is attributable to an increase in the provision for uncollectible accounts in the U.S. ($245,000), an increase in SG&A incurred in the Orient ($234,000) and a provision for value-added tax ($200,000) which will not be recovered in Chile and Argentina as a result of the ceasing of warehousing operations in these countries.

         Greater interest expense for 2000 reflects the interest on the loans to fund the Ring acquisition, Ring's interest of $217,000 and a greater weighted average interest rate.

         Other expenses of $182,000 for 2000 consisted of a net foreign currency loss ($150,000), dividends on Ring convertible preference stock ($43,000) and other miscellaneous expenses ($82,000) partially reduced by interest income ($80,000) and income from joint ventures ($13,000). Other income of $7,000 in 1999 consisted of interest income ($128,000) and income from joint ventures ($62,000) reduced by a net foreign currency loss ($171,000) and miscellaneous expenses ($12,000).

         The effective income tax rates for 2000 and 1999 were 12.9% and 31.9%, respectively. The lower effective tax rate for the Company's income tax benefit in 2000 is attributable to $1.2 million in losses (primarily in the U.K.) for which no tax benefit has been provided. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Outlook

         The highly competitive U.K. retail environment impacting Ring's business has continued after December 31, 2000. In addition, sales to U.S. customers during the second quarter of fiscal 2001 are expected to be significantly less than those recorded for the same quarter of 2000 reflecting the slowdown in the U.S. retail economy. The February 9, 2001 amendment to the $75 million credit facility increased the Company's effective costs of borrowing under such credit facility. Consequently, the Company expects to report a net loss for the quarter ending March 31, 2001.

         As a result of the Company's performance for the quarter ended December 31, 2000, the Company did not initially satisfy the financial covenants under its existing $75 million credit facility. On February 9, 2001 the Company obtained an

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

amendment to this facility effective for the quarter ended December 31, 2000 and certain subsequent quarters so that it was in compliance with the amended facility for the quarter ended December 31, 2000. However, based upon current expectations the Company believes it will not be able to comply with at least one requirement of the amended $75 million credit facility for quarters subsequent to December 31, 2000 unless a waiver or another amendment to the facility is obtained modifying the provisions of the agreement. See "Liquidity and Capital Resources" and Notes 1, 4 and 7 of Notes to Condensed Consolidated Financial Statements.

Results By Segment

         See Note 5 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

         Catalina Industries had a segment loss in 2000 of $512,000 as compared to a contribution of $1.1 million in 1999. The decrease in segment contribution in 2000 primarily reflects lost contributions from lower sales.

         Sales by Catalina Industries to external customers were $19.3 million in 2000, a decrease of $10.1 million from 1999. Sales to Home Depot were $4.7 million or $3.8 million less than in 1999 and sales to the office superstores group of customers decreased by $5.4 million. Management believes the sales decline is attributable to a general slow down in the U.S. retail economy that has affected the purchasing patterns of the Company's major customers.

         Gross profit decreased by $2.0 million in 2000 due to the lower sales volume and to a decrease in the overall gross profit percentage. The lower gross profit percentage in 2000 reflects a change in the product and customer mix.

         Presently, most major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Approximately 77% of Catalina Industries' sales in 2000 were made on a direct basis as compared to 78% in 1999, representing a $2.1 million decrease in warehouse sales from 1999 to 2000. Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 23%. This percentage decline represents a significant decrease in sales dollars. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998 and is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. Management also continues to consider other strategic alternatives to reduce overall warehousing costs. Catalina Industries may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall warehousing costs. The need to generate cash to meet liquidity needs and the requirements of the Company's $75 million credit facility (see "Liquidity and Capital Resources") may necessitate a lowering of U.S. warehouse inventories at lower relative gross margins. Further declines in warehouse sales or the need to lower inventories to generate cash could adversely impact the Company's gross profit in the future.

         Catalina Industries lowered its SG&A by approximately $92,000 in 2000. Decreases in sales-related expenses and certain other expenses more than offset a $245,000 provision for uncollectible accounts receivable of two customers which filed for bankruptcy in 2000.

Go-Gro (China)

         Go-Gro's segment contribution decreased in 2000 to $2.0 million, down $218,000 from $2.2 million in 1999, reflecting a $227,000 increase in SG&A expenses.

         Go-Gro's sales for 2000 were $31.0 million, a decrease of $3.5 million from the $34.5 million generated in 1999. Sales of products manufactured by Go-Gro in 2000 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) increased by $1.6 million, to $18.7 million. Third party and intercompany sales by Go-Gro in 2000 were $7.9 million and $23.1 million, respectively, while the comparable sales amounts for 1999 were $5.6 million and $28.9 million, respectively. Sales to one third party customer were $3.8 million in 2000 and $1.3 million in 1999, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

While Go-Gro's sales decreased by $3.5 million, gross profit only decreased by $21,000 due to the growth in sales of products manufactured by Go-Gro, as the margins Go-Gro earns on products it manufactures typically exceed the margins Go-Gro earns on products it purchases from other manufacturers.

Ring Limited (United Kingdom)

         Ring was acquired by the Company on July 5, 2000, and the 1999 Ring results provided below for comparative purposes were not part of the Company's consolidated 1999 results.

         The Ring segment recorded a pretax loss of $1.1 million for 2000, which includes $256,000 in goodwill amortization arising from the acquisition and $874,000 in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax income for the quarter ended December 31, 2000 was approximately $49,000, as compared to pretax income of approximately $2.7 million for the quarter ended December 31, 1999. Net sales and gross profit for the three months ended December 31, 2000 were $28.3 million and $3.5 million, respectively, as compared to $37.0 million and $6.7 million, respectively for the same period of 1999. Ring's sales volume and gross profit reflect an increasingly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket (including bankruptcies of certain customers and the entry of new competitors), and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the quarter ended December 31, 2000 was approximately 1.45 to 1, a significant decline from the average exchange rate for the quarter ended December 31, 1999 of 1.63 to 1. Ring's profitability erosion is directly related to the economic factors mentioned above.

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

Cash Flows and Financial Condition

         The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $927,000 from September 30, 2000 to December 31, 2000.

         The Company used proceeds from its credit lines to pay for capital expenditures and make a scheduled $1.2 million payment on its term loans. Capital expenditures for the period totaled $2.1 million, of which $1.2 million related to the planned expansion of the Go-Gro manufacturing facility and Go-Gro equipment purchases and the remainder related to the purchase of computer software and vehicles.

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

         The Company entered into a five-year credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate its existing U.S. credit facility and Ring's U.K. facility. The facility consists of two term loans amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.9 million), respectively, and two facilities for revolving loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K., of $20 million and the GBP equivalent of U.S. $25 million (approximately GBP 17 million), respectively. Borrowings under the facility bear interest, payable monthly, at the Company's option of

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

either the prime rate plus 1.75% (11.25% at December 31, 2000) or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (9.39% at December 31, 2000). However, the effective interest rates for this facility were increased upon the amendment of the facility on February 9, 2001. Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's Canadian and first tier U.K. and Hong Kong subsidiaries. The agreement contains covenants (i) requiring that the Company maintain a minimum level of equity, meet certain debt to adjusted earnings and fixed charge coverage ratios and (ii) limiting capital expenditures. Borrowings under the revolving facilities are subject to a borrowing base defined as the aggregate of certain percentages of the Company's U.S. and U.K. receivables and inventory. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. At December 31, 2000, the Company had used $32.1 million under the revolving facilities and $6.2 million was available for additional borrowings under the borrowing base.

         The $75 million credit facility contains financial covenants requiring the Company to maintain a minimum level of equity and meet certain debt to adjusted earnings (i.e. leverage) and fixed charge coverage ratios on a quarterly basis. The Company obtained an amendment of this credit facility on December 22, 2000, and without this amendment the Company would not have been in compliance with one of the financial covenants for the quarter ended September 30, 2000. As a result of the net loss for the quarter ended December 31, 2000, the Company initially was not in compliance with the financial covenants for the quarter ended December 31, 2000. The credit facility was amended on February 9, 2001 and the Company is in compliance with the amended financial covenants for the quarter ended December 31, 2000. However, as discussed further below, the Company does not expect to be in compliance with at least one of the terms of this credit facility as of April 1, 2001, unless a waiver or another amendment is obtained.

         The Company's credit facilities, English law, and U.S. income tax considerations, impact the flow of the Company's funds between its major subsidiaries. The Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to other Company subsidiaries. Any loan made or dividends paid either directly or indirectly by Go-Gro to the Company or its U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in the Company's U.S. income taxes payable and its effective tax rate. The U.S./U.K. credit facility prohibits loans to Go-Gro from either Ring or the Company other than normal intercompany payables arising from trade. This facility permits loans from the Company to Ring, but restricts the flow of funds from Ring to the Company to payments constituting dividends or a return of capital. English laws also restrict the amount of funds that may be transferred from Ring to the parent Company and other subsidiaries.

         The acquisition of Ring and the related new $75 million credit facility have greatly increased the Company's outstanding borrowings and debt service requirements and also raised the Company's overall costs of borrowings. The Company reported a net loss for the quarter ended December 31, 2000 and expects to report a net loss for the quarter ending March 31, 2001 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results - Outlook") and has begun reducing capital expenditures, eliminating discretionary expenses, and evaluating possible sales of assets or other sources of long-term financing such as subordinated debt or the issuance of capital stock to improve its cash position. Any material need for cash above current expectations or a significant decline in the Company's profitability from current expectations could require the Company to take further actions with respect to capital expenditures, cost-cutting, incurring additional indebtedness, selling assets, or seeking other long-term financing on any or all of which actions could reduce the Company's liquidity and earnings and the scope of its competitive options. There can be no assurances that any of these actions can be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Should the Company fail to meet the requirements of its amended $75 million credit facility, the lenders would have the right to take actions that could further adversely impact the Company's liquidity and earnings, including accelerating the maturity of the debt, in which case the Company may not have sufficient liquidity to meet its obligations. As a result of the Company's operating results for the first quarter of fiscal 2001, the Company initially was not in compliance with financial covenants under its $75 million credit facility for the quarter ended December 31, 2000. The Company

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

obtained an amendment of the credit facility on February 9, 2001 for the quarter ended December 31, 2000 and was in compliance with the financial covenants under the amended facility.

         The February 9, 2001 amendment of the $ 75 million credit facility (i) raised the permitted leverage ratio (debt divided by adjusted earnings) for the quarter ended December 31, 2000 and the following three quarters, and lowered the required fixed charge coverage ratio for the quarter ended December 31, 2000 and the following seven quarters, (ii) reduced the level of permitted annual capital expenditures beginning with the fiscal year ending September 30, 2001 to $2.25 million, (iii) increased the interest rate under the facility (the rate for LIBOR borrowings increased by 2% and the rate for borrowings based on the prime rate increased by .25 %) until the Company meets certain levels of debt to adjusted earnings and fixed charge coverage defined under the amendment and (iv) requires the Company to obtain new capital through the sale of assets, the issuance of subordinated notes or capital stock of $5 million by July 31, 2001 and another $5 million by October 31, 2001. If the Company is unable to raise this new capital, the interest rate on the credit facility will increase by 1% on July 31, 2001 and another 1 % on October 31, 2001. In addition, the February 9, 2001 amendment requires the Company to obtain by March 31, 2001 certain statutory declarations and a related auditors' report prescribed under English law as explained below.

         Proceeds from the $75 million credit facility were used in part to fund the Company's acquisition of Ring, a British company, on July 5, 2000. Under English law a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors' are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. The February 9, 2001 amendment of the $75 million credit facility includes a requirement that the Company procure the directors' statutory declarations regarding Ring's solvency and independent auditors' report thereon by March 31, 2001. Based upon (i) the net loss reported for the quarter ended December 31, 2000; (ii) the net loss anticipated for the quarter ending March 31, 2001; (iii) the dependence of Ring on the Company's $75 million credit facility to fund its operations and (iv) the uncertainties associated with current economic conditions and the Company's business, financial projections, and ability to comply with the terms of its $75 million credit facility, the Company does not expect to be able to demonstrate its ability to meet its obligations for the next year in the manner and to the degree required to obtain the statutory declarations and related independent auditors' report by March 31, 2001. Consequently, unless this March 31, 2001 deadline is extended or modified via another amendment or waived, the Company does not expect to be in compliance with the terms of its $75 million credit facility as of April 1, 2001.

         The Company is exploring strategic alternatives including potential divestitures, a merger, a capital infusion, a recapitalization or other actions. The investment banking firm of SunTrust Equitable Securities has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of the Board of Directors. Because SunTrust Equitable Securities is currently exploring various potential plans and actions, no assessment can be made of the likelihood that any such plans and actions are feasible or can be effectively implemented. The Company does not intend to provide information updating the status of this strategic review or of any efforts to implement plans or actions that may be developed, and a negative or positive inference should not be drawn from the absence of any such updates.

         Regardless of the outcome of the strategic review discussed above the Company believes that a waiver or an additional amendment of the $75 million credit facility extending or modifying the March 31, 2001 completion date of the U.K. whitewash procedure will be required. Without such waiver or amendment, based upon the Company's current

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

expectations there would be an event of default under that credit facility as of April 1, 2001, which could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, the Company intends to pursue negotiations with its present $75 million credit bank syndicate group, for a waiver or amendment, so as to preclude acceleration of its indebtedness on April 1, 2001. If there is no amendment or waiver for the quarter ending March 31, 2001, the Company may not be able to generate, raise or borrow sufficient funds to repay its debt and/or to refinance its debt. Even if new funding is available, it may not be on terms that are acceptable to the Company. Based upon the Company's current assessment of its business, the Company negotiated the February 9, 2001 amendment to the financial covenants of its $75 million credit facility that also covers quarters ending subsequent to December 31, 2000. The Company's ability to satisfy the financial covenants in subsequent quarters depends on business conditions for the Company's products and any results from the strategic review described above, and there can be no assurances that the Company will be able to comply with the amended terms subsequent to December 31, 2000. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof. Although no assurances can be given, the Company believes that it will be able to continue operating as a going concern.

         Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP five-year revolving credit facility. The arrangement provides for borrowings, trade letters of credit and foreign currency forward contracts and transactions. Borrowings, letters of credit and foreign currency forward contracts outstanding under this arrangement amounted to approximately $4.7 million, $800,000 and $4.0 million, respectively, at December 31, 2000.

         The Company's Canadian subsidiary has a credit facility with a Canadian bank which provides 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.7 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (8.0% at December 31, 2000) and U.S. dollar advances bear interest at the U.S. base rate of the bank (10.0% at December 31, 2000). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 2000, $2.5 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At December 31, 2000, total Canadian and U.S. dollar borrowings amounted to U.S. $2.3 million (included in credit lines) and U.S. $959,000 was available under the borrowing base calculation.

         Go-Gro, the Company's Hong Kong subsidiary, has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (9.75% at December 31, 2000). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to its parent and affiliates. At September 30, 2000, $17.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At December 31, 2000, the Company had used $800,000 of this line for letters of credit (there were no borrowings) and U.S. $6.9 million was available.

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (6.7% at December 31, 2000) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $7.0 million direct pay letter of credit which is not part of the Company's credit lines. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The unpaid balance of these bonds was $6.0 million at December 31, 2000. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $755,000 was available at December 31, 2000. Ring has a GBP 1.5 million (approximately U.S. $2.2 million) facility with a U.K. financial institution to finance the purchase of vehicles and equipment of which $920,000 was available at December 31, 2000. This facility is renewed annually.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $879,000 at December 31, 2000.

Capital Expenditures

         Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"), a cooperative joint venture subsidiary of Go-Gro, and the Bureau of National Land Planning Bao-An Branch of Shenzhen City entered into a Land Use Agreement covering approximately 467,300 square feet in Bao-An County, Shenzhen City, People's Republic of China on April 11, 1995. The agreement provides SJE with non-transferable rights to use this land until January 18, 2042. Under the terms of the SJE joint venture agreement, ownership of the land and buildings of SJE was divided 70% to Go-Gro and 30% to the other joint venture partner (Shenzhen Baoanqu Fuda Industries Co., Ltd. ("Fuda") a Chinese company) through September 2000. Land costs, including the land use rights, approximated $2.6 million of which Go-Gro has paid its 70% proportionate share of $1.8 million. Under the terms of this agreement, as amended, SJE was obligated to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. A 162,000 square foot factory, 77,000 square foot warehouse and 60,000 square foot dormitory became fully operational in June 1997. The total cost for this project is estimated at $16.5 million (of which $14.6 million had been expended as of December 31, 2000) and includes approximately $1.1 million for a Municipal Coordination Facilities Fee (MCFF). The MCFF was based upon the square footage to be constructed. SJE began construction of the final phase of this facility in December 1999 and the remainder of the construction should be completed in 2001. In September 2000, Go-Gro made a deposit of approximately $1 million to purchase Fuda's 30% interest in SJE's land use rights and property. This purchase of Fuda's minority interest in SJE was finalized during the quarter ended December 31, 2000.

Westinghouse License

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Commencing September 30, 2000 either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $25 million for fiscal 2000, $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $4.5 million and $7.7 million for the three months ended December 31, 2000 and 1999, respectively.

NYSE Listing

         On August 9, 1999 the NYSE notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through December 31, 2000, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. The Company's total market capitalization and stockholders' equity as of December 31, 2000 were $15.6 million and $49.3 million, respectively. The Company expects to report a loss for the quarter ending March 31, 2001 and the Company's total market capitalization as of the close of business of February 9, 2001 was $18.1 million. As requested by the NYSE, the Company

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

had previously provided the NYSE with its plan to meet the new standards by February 2001. The Company's plan was accepted by the NYSE in October 1999 and continues to be monitored by the NYSE through the current quarter. Following the filing of this 10-Q, the Company intends to communicate its status under the plan to the NYSE and seek an extension of time to satisfy the listing requirements pursuant to its plan. If the Company is ultimately unable to meet the new NYSE listing rules or obtain an extension for its plan, the Company's shares could be suspended from trading on the NYSE, however the Company believes other trading venues are available for its stock.

Other Matters

         The People's Republic of China currently enjoys normal trading relations ("NTR"). In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. The United States annually reconsiders the renewal of NTR trading status for the PRC. Members of Congress and the "human rights community" also monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S.Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

         During the last three years, the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. Management does not currently believe these claims will result in a material uninsured liability to the Company. The Company experienced an increase in its liability insurance premiums effective for the 1999 calendar year and is required to self-insure up to $10,000 per incident occurring after January 1, 1999. Based upon its experience, the Company is presently accruing for this self-insurance provision and had accrued $203,000 for this contingency as of December 31, 2000. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         Ring has a defined benefit pension plan which covers 29 current employees and over 1,000 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company is reviewing the future of the plan and believes that in the future it may begin the process of terminating the Company's liability under the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The most recent estimate as of January 2001 placed the MFR shortfall at $2.1 million.

         As of December 31, 2000, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2 % per annum until January 1, 2004. The shares are convertible into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

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

Impact of New Accounting Pronouncement

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

Foreign Currency Risk

         The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. With the acquisition of Ring in July 2000, the Company has a major capital investment and significant operations in the United Kingdom. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business depreciated against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position and profitability. The Company borrows in British pounds, Canadian dollars and Hong Kong dollars and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates). Ring also enters into forward contracts to exchange Great British pounds for various foreign currencies. These contracts are fair value hedges of liabilities related to commitments to purchase inventory in currencies other than the GBP, and are entered into at the time the goods are shipped to Ring. Presently, the Company has not entered into any other derivative instruments to hedge its foreign currency exposure. During the quarter ended December 31, 2000 the Company's pretax loss reflected foreign currency losses for its China, Canadian, Mexican and Chilean operations of 83,000, $7,000, $46,000 and $14,000, respectively. In addition, the Company's stockholders' equity at December 31, 2000 has been reduced by a $224,000 foreign currency translation loss related to U.K. operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.203 Second amendment to License Agreement between Westinghouse Electric Corporation and Catalina Lighting, Inc., dated February 2, 2001.

                  10.204 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated February 9, 2001.

                  10.205 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated February 9, 2001.

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


                                          /s/ ROBERT HERSH
                                          ------------------------------------
                                          Robert Hersh, Chairman, President,
                                          Chief Executive Officer and Director


                                          /s/ DAVID W. SASNETT
                                          ------------------------------------
                                          David W. Sasnett
                                          Chief Financial Officer,
                                          Senior Vice President,
                                          Chief Accounting Officer


Date: February 14, 2001

                                 EXHIBIT INDEX

   EXHIBIT        DESCRIPTION
   -------        -----------
   10.203         Second amendment to License Agreement between Westinghouse
                  Electric Corporation and Catalina Lighting, Inc., dated
                  February 2, 2001.

   10.204 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated February 9, 2001.

   10.205 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated February 9, 2001.

   11             Schedule of Computation of Diluted Earnings (loss) per Share.