Form 10-Q
period 2001-03-31
CATALINA LIGHTING INC
filed 2001-05-15
CIK 822665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding on May 4, 2001: 7,357,880 shares.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        -------


           Condensed consolidated balance sheets -
             March 31, 2001 and September 30, 2000.........................3

           Condensed consolidated statements of operations -
             Three and six months ended March 31, 2001 and 2000............5

           Condensed consolidated statements of cash flows -
             Three and six months ended March 31, 2001 and 2000............6

           Notes to condensed consolidated financial statements............8

           Management's discussion and analysis of financial
             condition and results of operations..........................19

PART II   OTHER INFORMATION

           ITEM 1  Legal Proceedings......................................33

           ITEM 4  Submission of Matters to a Vote of Security Holders....33

           ITEM 6  Exhibits and Reports on Form 8-K.......................33

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                      March 31,     September 30,
                     Assets                                             2001            2000
                     ------                                          -----------    -------------
                                                                     (Unaudited)         *
Current assets
  Cash and cash equivalents                                           $  1,725        $  2,309
  Restricted cash equivalents and short-term investments                 1,378             727
  Accounts receivable, net of allowances for doubtful accounts
       of $962 and $772, respectively                                   26,522          36,632
  Inventories                                                           41,769          52,780
  Other current assets                                                   5,588           7,343
                                                                      --------        --------

             Total current assets                                       76,982          99,791

Property and equipment, net                                             31,717          29,932
Goodwill, net                                                           29,544          30,663
Other assets                                                             8,033           7,585
                                                                      --------        --------
                                                                      $146,276        $167,971
                                                                      ========        ========


(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                                 (In thousands)

                                                                March 31,       September 30,
               Liabilities and Stockholders' Equity                2001             2000
               ------------------------------------            -----------      -------------
                                                               (Unaudited)            *
Current liabilities
 Accounts and letters of credit payable                         $  24,504         $  36,310
 Credit lines                                                      25,144            22,786
 Term loans                                                        25,433            28,415
 Current maturities of bonds payable-real estate related              900               900
 Current maturities of other long-term debt                         1,170             1,339
 Other current liabilities                                         12,267            15,647
                                                                ---------         ---------
         Total current liabilities                                 89,418           105,397

  Bonds payable - real estate related                               5,100             5,100
  Other long-term debt                                              1,436             1,788
  Other liabilities                                                 4,515             3,782
                                                                ---------         ---------
          Total liabilities                                       100,469           116,067

Minority interest                                                   1,032             1,075
Commitments and contingencies

Stockholders' equity
  Common stock, issued 8,000 shares                                    80                80
  Additional paid-in capital                                       28,560            28,560
  Retained earnings                                                19,844            25,111
  Accumulated other comprehensive loss                             (1,248)             (461)
  Treasury stock, 642 shares                                       (2,461)           (2,461)
                                                                ---------         ---------
           Total stockholders' equity                              44,775            50,829
                                                                ---------         ---------
                                                                $ 146,276         $ 167,971
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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended                   Six Months Ended
                                                     March 31,                           March 31,
                                           ---------------------------         ---------------------------
                                              2001              2000              2001             2000
                                           ---------         ---------         ---------         ---------
Net sales                                  $  55,789         $  42,033         $ 120,397         $  85,241
Cost of sales                                 47,803            34,032           102,227            68,345
                                           ---------         ---------         ---------         ---------
Gross profit                                   7,986             8,001            18,170            16,896

Selling, general and administrative
  expenses                                    10,433             6,696            21,249            13,477
Executive management reorganization               --                --                --               788
                                           ---------         ---------         ---------         ---------
Operating income (loss)                       (2,447)            1,305            (3,079)            2,631
                                           ---------         ---------         ---------         ---------

Other income (expenses):
   Interest expense                           (1,558)             (564)           (2,925)           (1,108)
   Other income (expenses)                      (133)              365              (315)              372
                                           ---------         ---------         ---------         ---------
Total other income (expenses)                 (1,691)             (199)           (3,240)             (736)
                                           ---------         ---------         ---------         ---------

Income (loss) before income taxes             (4,138)            1,106            (6,319)            1,895

Income tax provision (benefit)                  (770)              354            (1,052)              606
                                           ---------         ---------         ---------         ---------
Net income (loss)                          $  (3,368)        $     752         $  (5,267)        $   1,289
                                           =========         =========         =========         =========

Weighted average number of
  shares outstanding
         Basic                                 7,358             6,931             7,358              6,962
         Diluted                               7,358             8,761             7,358              8,830

Earnings (loss) per share
         Basic                               $ (0.46)           $ 0.11           $ (0.72)            $ 0.19
         Diluted                             $ (0.46)           $ 0.10           $ (0.72)            $ 0.17


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                    Six Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (5,267)        $  1,289
  Adjustments for non-cash items                                   2,051            2,752
  Change in assets and liabilities                                 8,646              385
                                                                --------         --------
  Net cash provided by (used in) operating activities              5,430            4,426
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (3,842)          (1,529)
  Proceeds from sale of property and equipment                        90               --
  Purchase of minority interest                                   (1,029)              --
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                        (201)            (156)
                                                                --------         --------
  Net cash provided by (used in) investing activities             (4,982)          (1,685)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              --              805
  Payments to repurchase common stock                                 --           (1,002)
  Proceeds from other long-term debt                                 323               --
  Payments on other long-term debt                                  (800)            (365)
  Payments on bonds payable                                           --           (1,310)
  Proceeds from credit lines                                      25,776           23,800
  Payments on credit lines                                       (23,412)         (21,818)
  Proceeds from note payable - other                                  --            1,404
  Payments on term loans                                          (2,459)              --
  Payment on subordinated notes                                       --           (2,534)
  Sinking fund payments on bonds payable                            (450)            (450)
                                                                --------         --------
  Net cash provided by (used in) financing activities             (1,022)          (1,470)
                                                                --------         --------

  Effect of exchange rate changes on cash                            (10)              85

  Net increase (decrease) in cash and cash equivalents              (584)           1,356
  Cash and cash equivalents at beginning of period                 2,309            7,253
                                                                --------         --------
  Cash and cash equivalents at end of period                    $  1,725         $  8,609
                                                                ========         ========

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                       Supplemental Cash Flow Information

                                                                    Six Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
                                                                      (In thousands)
Cash paid (received) for:
   Interest                                                    $ 2,807           $ 1,146
   Income taxes                                                $ 1,498            $ (473)


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

         In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months and six months ended March 31, 2001 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

         Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

Going Concern

         The accompanying condensed consolidated financial statements as of and for the three and six months ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of its net loss for the three months ended March 31, 2001, the Company was not in compliance with a financial covenant of its $75 million credit facility for the quarter ended March 31, 2001 and would not have been able to meet the May 31, 2001 deadline for fulfilling another requirement under the credit facility. While on May 15, 2001 the Company obtained a forbearance agreement deferring possible action from its lenders under the facility until June 15, 2001, the Company may be unable to comply with the terms and covenants of its $75 million credit facility subsequent to June 15, 2001. This uncertainty may indicate that the Company may not be able to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to comply with the terms and covenants of its $75 million credit facility and to obtain additional financing or refinancing as may be required. The Company is attempting to renegotiate the terms of its $75 million credit facility and is also pursuing a capital infusion. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Accounts Receivable

         The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $10,198,000 and $11,703,000 at March 31, 2001 and September 30, 2000, respectively.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Derivative Instruments and Hedging Activities

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         The Company adopted SFAS 133 on October 1, 2000 and the cumulative effect on the accumulated comprehensive loss on such date was income of $153,000 (net of $86,000 in income taxes). The fair value of the derivative instrument on March 31, 2001 was $52,000 (net of $30,000 in income taxes).

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

Revenue Recognition

         The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes revenue at the time its products are delivered to the customer or the customer's carrier. The Company's products are sold without the right of return. Any shipping, handling or other costs incurred by the Company associated with the sale are expensed as cost of sales at the time of sale recognition.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following:

                                              Three Months Ended March 31,   Six Months Ended March 31,
                                              ----------------------------   --------------------------
                                                 2001             2000           2001            2000
                                                -------         -------        -------         -------
                                                    (In thousands)                 (In thousands)
Net income (loss)                               $(3,368)        $   752        $(5,267)        $ 1,289
Foreign currency translation gain (loss)           (972)             --           (735)             --
Change in unrealized loss on derivative
   instrument, net of taxes                        (192)             --            (52)             --
                                                -------         -------        -------         -------
   Total comprehensive income (loss)            $(4,532)        $   752        $(6,054)        $ 1,289
                                                =======         =======        =======         =======

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

2.       Inventories

Inventories consisted of the following:

                                  March 31, September 30,
                                  -----------------------
                                    2001           2000
                                  -------        -------
                                      (In thousands)
         Raw materials            $ 3,100        $ 6,700
         Work-in-progress             740          1,159
         Finished goods            37,929         44,921
                                  -------        -------
         Total inventories        $41,769        $52,780
                                  =======        =======


Costs capitalized in finished goods associated with acquiring, storing and preparing inventory for distribution amounted to approximately $1.6 million at March 31, 2001 and September 30, 2000.

3.         Property and Equipment, net

         In September 2000, the Company's wholly-owned Hong Kong subsidiary, Go-Gro Industries ("Go-Gro") made a deposit of approximately $1 million to purchase its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly-owned foreign entity and its name changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

         JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction was substantially complete as of May 2001 and total costs for this construction aggregated $16.1 million at March 31, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

         In connection with the settlement with Go-Gro's former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and is obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. If this construction is not completed by that date JES is subject to fines, and if the construction is not completed by March 20, 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments.

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

         As a result of the Company's operating results for the first quarter of fiscal 2001, the Company initially was not in compliance with the financial covenants under its $75 million credit facility for the quarter ended December 31, 2000. The Company obtained a second amendment of the credit facility on February 9, 2001 and was in compliance with the financial covenants under the amended facility for the quarter ended December 31, 2000. The February 9, 2001 amendment (i) raised the maximum leverage ratio allowable (debt divided by adjusted earnings) for the quarter ended December 31, 2000 and the following three quarters and lowered the minimum required fixed charge coverage ratio for the quarter ended December 31, 2000 and the following seven quarters, (ii) reduced the level of permitted annual capital expenditures beginning with the fiscal year ending September 30, 2001 to $2.25 million, (iii) increased the interest rate under the facility (the rate for LIBOR borrowings increased by 2 % and the rate for borrowings based on the prime rate increased by .25 %) until the Company achieves certain leverage and fixed charge coverage ratios defined under the amendment and (iv) requires the Company to use its best efforts to obtain new capital through the sale of assets, the issuance of subordinated notes or capital stock of $5 million by July 31, 2001 and another $5 million by October 31, 2001. If the Company is unable to obtain this new capital, the interest rate on the credit facility is increased 1% on July 31, 2001 and another 1% on October 31, 2001. In addition, the February 9, 2001 amendment required the Company to obtain by March 31, 2001 certain statutory declarations and a related auditors' report prescribed under English law. On March 30, 2001, the Company obtained an amendment extending the deadline for obtaining the statutory declarations and related auditors' report to May 31, 2001.

         As a result of the net loss for the period, the Company was not in compliance with a financial covenant under its $75 million credit facility for the quarter ended March 31, 2001, and would not have been able to obtain the statutory declarations and related auditors' report by May 31, 2001 as required by the credit facility. On May 15, 2001 the Company obtained a forbearance agreement, which in the absence of any further breach or default waives and defers until June 15, 2001, the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant. This waiver also extended for the same period the deadline for obtaining the statutory declarations and related auditors' report. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

5.       Segment Information

         Information on operating segments and a reconciliation to income (loss) before income taxes for the three and six months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                       Three Months Ended March 31,
Net Sales             ------------------------------------------------------------------------------------------------
  by Operating Segment:                  2001                                                 2000
                      --------------------------------------------         --------------------------------------------
                      External                                              External
                      customers       Intersegment          Total           customers      Intersegment         Total
                      --------------------------------------------         --------------------------------------------
United States         $  15,924        $     276         $  16,200         $  27,256        $     276         $  27,532
China                     5,403           17,089            22,492             6,735           23,150            29,885
United Kingdom           27,764               --            27,764                --               --                --
Other segments            6,698              185             6,883             8,042               --             8,042
Eliminations                 --          (17,550)          (17,550)               --          (23,426)          (23,426)
                      --------------------------------------------         --------------------------------------------
                      $  55,789        $      --         $  55,789         $  42,033        $      --         $  42,033
                      ============================================         ============================================

                                                         Six Months Ended March 31,
                      ------------------------------------------------------------------------------------------------
                                         2001                                                 2000
                      --------------------------------------------         --------------------------------------------
                      External                                              External
                      customers       Intersegment          Total           customers      Intersegment         Total
                      --------------------------------------------         --------------------------------------------
United States         $  35,180        $     410         $  35,590         $  56,633        $     550         $  57,183
China                    13,274           40,236            53,510            12,402           52,016            64,418
United Kingdom           56,038               --            56,038                --               --                --
Other segments           15,905              275            16,180            16,206              121            16,327
Eliminations                 --          (40,921)          (40,921)               --          (52,687)          (52,687)
                      --------------------------------------------         --------------------------------------------
                      $ 120,397        $      --         $ 120,397         $  85,241        $      --         $  85,241
                      ============================================         ============================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

                                               Three Months Ended                  Six Months Ended
Net Sales by Location                               March 31,                           March 31,
  of External Customers:                   ---------------------------         ---------------------------
                                              2001              2000              2001              2000
                                           ---------         ---------         ---------         ---------
United States                              $  16,130         $  27,319         $  35,393         $  56,739
United Kingdom                                26,374                --            53,778                --
Canada                                         5,944             6,732            13,994            13,692
Other countries                                7,341             7,982            17,232            14,810
                                           ---------         ---------         ---------         ---------
                                           $  55,789         $  42,033         $ 120,397         $  85,241
                                           =========         =========         =========         =========

                                               Three Months Ended                  Six Months Ended
Segment Contribution (Loss):                        March 31,                           March 31,
                                           ---------------------------         ---------------------------
                                              2001              2000              2001              2000
                                           ---------         ---------         ---------         ---------
United States                              $    (882)        $   1,099         $  (1,394)        $   2,231
China                                            987             1,953             3,034             4,219
United Kingdom                                (1,418)               --            (2,500)               --
Other segments                                  (269)              305              (400)              774
                                           ---------         ---------         ---------         ---------
  Subtotal for segments                       (1,582)            3,357            (1,260)            7,224
Executive management reorganization               --                --                --              (788)
Parent/administrative expenses                (2,556)           (2,251)           (5,059)           (4,541)
                                           ---------         ---------         ---------         ---------
  Income (loss) before income taxes        $  (4,138)        $   1,106         $  (6,319)        $   1,895
                                           =========         =========         =========         =========

                                               Three Months Ended                  Six Months Ended
Interest Expense (Income)(1):                       March 31,                           March 31,
                                           ---------------------------         ---------------------------
                                              2001              2000              2001              2000
                                           ---------         ---------         ---------         ---------
United States                              $    (111)        $     115         $    (213)        $     272
China                                            (33)               92              (113)              193
United Kingdom                                 1,104                --             2,133                --
Other segments                                   103               123               243               269
                                           ---------         ---------         ---------         ---------
  Subtotal for segments                        1,063               330             2,050               734
Parent interest expense                          495               234               875               374
                                           ---------         ---------         ---------         ---------
  Total interest expense                   $   1,558         $     564         $   2,925         $   1,108
                                           =========         =========         =========         =========


                       March 31,      September 30,
Total Assets(2):         2001              2000
                      ----------      -------------
United States         $  52,221         $  64,263
China                    43,177            53,170
United Kingdom           68,431            75,505
Other segments           10,705            14,252
Eliminations            (28,258)          (39,219)
                      ---------         ---------
  Total assets        $ 146,276         $ 167,971
                      =========         =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

                                March 31,    September 30,
Long-Lived Assets(3):             2001            2000
                                ---------    -------------
United States                    $11,450        $12,156
China                             15,759         12,516
United Kingdom                     4,384          5,125
Other segments                       124            135
                                 -------        -------
  Total long-lived assets        $31,717        $29,932
                                 =======        =======

Expenditures for Additions to Long-Lived Assets:

                           Six Months Ended March 31,
                           --------------------------
                             2001          2000
                            ------        ------
United States               $   65        $  293
China                        3,499         1,223
United Kingdom                 265            --
Other segments                  13            13
                            ------        ------
  Total expenditures        $3,842        $1,529
                            ======        ======

----------
(1) The interest expense shown for each segment includes interest paid or earned on inter-segment advances.

(2)      Total assets for United States include parent/administrative assets.

(3)      Represents property and equipment, net.

Major Customers

         During the three months ended March 31, 2001 and 2000 one U.S. and Canadian customer accounted for 12.7% and 33.3%, respectively, of the Company's net sales and during the six months ended March 31, 2001 and 2000, accounted for
12.2 % and 28.9%, respectively, of the Company's net sales. During the three and six months ended March 31, 2001 one other customer (included in United Kingdom - based operations) accounted for 17.8% and 17.1%, respectively, of the Company's net sales.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

6.     Commitments and Contingencies

Westinghouse License

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $8.3 million and $12.8 million for the six months ended March 31, 2001 and 2000, respectively.

Litigation

         During the last three years the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers.
After January 1, 1999, the Company is self-insuring up to $10,000 per incident. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $211,000 for this contingency as of March 31, 2001. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against Catalina and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company and assessing approximately $2,000,000 of potential damages. The Court has not entered judgment on either liability or damages, pending post trial briefing by the parties on both the issue of liability and the measure of damages. Pursuant to a joint stipulation between the parties, if the Court enters a verdict of liability against the Company, the Court could determine the actual application of damages, which could range between $275,000 and $2,000,000. Under U.S. patent law, certain types of damages are subject to trebling if an infringing party's conduct is determined to be "exceptional." If the Court were to make such a finding, enhanced damages of between $800,000 to $4,637,000 could be awarded. The Company filed motions to set aside the verdict as a matter of law on April 11, 2001. Lamps Plus filed motions in opposition on April 23, 2001 and the Company replied on April 27, 2001. The Company intends to appeal any adverse judgment entered by the Court. Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case and that the chances are remote that any enhanced damages will result from the outcome of this case. Accordingly, no amounts have been accrued in the accompanying March 31, 2001 Condensed Consolidated Financial Statements for this matter.

NYSE Listing

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through March 31, 2001, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. On April 5, 2001 the NYSE announced that it had determined that the common stock of the Company should be removed from the list of companies trading on the NYSE. The Company has determined not to appeal the NYSE's decision. The Company is working with Nasdaq and Nasdaq market makers in order to allow the Company's stock to be quoted through the Nasdaq Bulletin Board. The Company believes that its stock will be quoted through the Bulletin Board under a new trading symbol shortly after the stock ceases to trade on the NYSE, although no assurances can be given as to the timing or certainty of this transition.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

7.       Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 4, the Company has significant borrowings obtained through a $75 million credit facility which requires, among other things, compliance with financial covenants, including a leverage ratio and a fixed charge coverage ratio, on a quarterly basis. The Company obtained an amendment of this credit facility on December 22, 2000, and without this amendment, the Company would not have been in compliance with one of the financial covenants under the credit facility agreement for the quarter ended September 30, 2000. As a result of the Company's operating results for the quarter ended December 31, 2000, the Company initially was not in compliance with the financial covenants under its $75 million credit facility for the quarter ended December 31, 2000. The Company obtained a second amendment of the credit facility on February 9, 2001 which modified the financial covenants for the December 31, 2000 and subsequent quarters, and the Company was in compliance with the amended financial covenants for the quarter ended December 31, 2000. The February 9, 2001 amendment raised the maximum leverage ratios allowable and reduced the minimum fixed charge ratios required under the facility. However, due to the sales and profitability declines the Company experienced for the quarter ended March 31, 2001 the Company was not in compliance with one of the amended financial covenants of the credit facility for the quarter ended March 31, 2001. On May 15, 2001 the Company obtained a forbearance agreement, which in the absence of any further breach or default waives and defers through June 15 ,2001 the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant for the quarter ended March 31, 2001.

         In addition to requiring the Company to meet financial covenants, the $75 million credit facility requires the Company to obtain certain statutory declarations and a related auditors' report prescribed under English law, as explained below.

         Proceeds from the $75 million credit facility were used in part to fund the Company's acquisition of Ring Plc ("Ring"), a British company, on July 5, 2000. Under English law a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Ring's failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. The February 9, 2001 amendment of the $75 million credit facility included a requirement that the Company procure the directors' statutory declarations regarding Ring's solvency and independent auditors' report thereon by March 31, 2001. On March 30, 2001, the Company obtained an amendment to the credit facility extending this deadline to May 31, 2001 and on May 15, 2001 the Company obtained a forbearance agreement from its lenders which in the absence of any further breach or default extends this deadline to June 15, 2001. Based upon (i) the net loss reported for the six months ended March 31, 2001; (ii) the dependence of Ring on the Company's $75 million credit facility to fund its operations and (iii) the uncertainties associated with current economic conditions and the Company's business, financial projections, and ability to comply with the terms of its $75 million credit facility, the Company does not expect to be able to demonstrate its ability to meet its obligations for the next year in the manner and to the degree required to obtain the statutory declarations and related independent auditors' report by June 15, 2001. Consequently, unless this deadline is extended or modified via another amendment or waived, the Company does not expect to be in compliance with the terms of its $75 million credit facility as of June 16, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

         The Company utilizes the revolving portions of its $75 million credit facility to support its operations in the U.S. and U.K. Due to current business conditions, U.S. and U.K. combined receivable and inventory levels - which are the basis for the computation of amounts available under the borrowing base for the revolving loans - declined in the quarter ended March 31, 2001. As of May 11, 2001, the Company had $4.5 million available under its revolving facilities. Should its operating losses continue, or should its cash needs in the future exceed its available borrowings under the revolving facilities, the Company may be required to obtain either a modification of the $75 million credit facility or funding from other sources to continue to support its operations.

         The Company is exploring strategic alternatives including potential divestitures, a merger, a capital infusion, a recapitalization or other actions. The investment banking firm of SunTrust Equitable Securities has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of the Board of Directors.

         On April 5, 2001 the Company entered into definitive agreements with Sun Catalina Holdings LLC ("SCH"), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida), which contemplate a junior capital infusion for the Company of $20.5 million. Under these agreements, the Company will receive a cash investment of $13 million from SCH in return for (i) 6 million shares of common stock; (ii) a secured subordinated promissory note in the principal amount of $10 million, bearing interest at an annual rate of 14%; and, (iii) a warrant to purchase additional shares of common stock at a price of $.01 per share. Assuming exercise of the warrant immediately after closing, SCH would own (including the 6 million shares) 52.5% of the Company's common stock. SCH will also have the right under the agreements to appoint two-thirds of the Company's directors at closing. The closing of this transaction is contingent upon satisfaction of a number of conditions, including (i) the completion of due diligence by SCH; (ii) the restructuring of the Company's $75 million credit facility in a manner acceptable to the lenders, SCH and the Company; (iii) the obtaining of an additional $7.5 million by the Company through issuance of subordinated debt to another lender (which is currently being negotiated) and;
(iv) the resolution of the Company's obligations under employment agreements with its Chief Executive Officer, Executive Vice Presidents and Chief Financial Officer, which agreements contain "change in control" provisions. The Company has also agreed to reimburse SCH for certain of its due diligence costs. The transaction with SCH may result in a change of ownership for purposes of Internal Revenue Code Section 382. Such a change may limit the Company's ability to further utilize components of the Company's existing deferred tax assets, requiring a valuation allowance against a portion of these assets.

         The completion of the transaction with SCH contemplates the restructuring of the terms of the $75 million credit facility, including the whitewash procedure deadline and the financial covenants. If the transaction with SCH is not consummated, a waiver or an additional amendment of the $75 million credit facility extending or modifying the June 15, 2001 completion date of the U.K. whitewash procedure, and modifying the financial covenants for the March 31, 2001 quarter and subsequent quarters will be required. Without such waiver or amendment, based upon the Company's current expectations there would be an event of default under that credit facility on June 16, 2001, which could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, the Company intends to pursue negotiations with its present $75 million credit bank syndicate group for a waiver or amendment so as to preclude acceleration of its indebtedness on June 16, 2001 should the Company be unable to complete the transaction with SCH. If the transaction with SCH is not completed and there is no subsequent amendment or waiver, the Company may not be able to generate, raise or borrow sufficient funds to repay its debt and/or to refinance its debt. Even if new funding is available, it may not be on terms that are acceptable to the Company. The Company's ability to satisfy the terms of the credit facility in future quarters depends on business conditions for the Company's products and the results of the pending transaction with SCH described above, and there can be no assurances that the Company will be able to comply with the credit facility terms subsequent to June 15, 2001. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

8.       Derivative Instruments and Hedging Activities

         The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has subsidiaries in Canada and Mexico and sells its products in these foreign countries. Forty percent of the Company's revenues for the year ended September 30, 2000 were generated from international customers. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company's foreign-

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

currency risk-management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

         The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign-currency exchange rates pose a risk to the Company's operations and competitive position, since exchange-rate changes may affect profitability, cash flows, and business and/or pricing strategies. The Company uses foreign-currency forward-exchange contracts to partially hedge these risks.

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

Fair-Value Hedges

         As of March 31, 2001 and for the six months then ended, the Company's U.K. subsidiary, Ring, entered into forward-exchange contracts to hedge the foreign-currency exposure of its firm commitments to purchase certain inventories from China and Europe in currencies other than the British pound. The forward contracts used in this program mature in three months or less, consistent with the related purchase commitments.

Cash Flow Hedge

         The Company uses an interest-rate swap to convert the variable rate bonds payable related to its U.S. warehouse facility into a fixed rate of 5.52%. The fair value of this cash-flow hedge of $52,000 (loss, net of tax benefit) at March 31, 2001 is included in stockholders' equity as part of the accumulated comprehensive loss.

9.       Restructuring Charge

         In September 2000, the Company's United States (Catalina Industries) business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. A $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

         The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the six months ended March 31 2001, amounting to approximately $400,000, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Operating costs for the Boston office were approximately $540,000 for the six months ended March 31, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future sales and operating results as discussed under "Outlook" and the discussion under "Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Catalina Lighting, Inc. and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; the Company's reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit the Company's margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of the Company's products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can effect demand and pricing for the Company's products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect the Company's short-term and long-term liquidity and ability to operate as a going concern; the Company's dependence upon agreements or consents from various third parties in order to satisfy conditions under various agreements; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in the Company's effective tax rate (which is dependent on the Company's U.S. and foreign source income); and other factors referenced in this Form 10-Q and the Company's annual report on Form 10-K for the year ended September 30, 2000. The Company will not undertake and specifically declines any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         In the following comparison of the results of operations, the three and six months ended March 31, 2001 and 2000 are referred to as 2001 and 2000, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at March 31, 2001.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 and 2000

Consolidated Results

         The Company had a net loss of $3.4 million, or $.46 per diluted share, in 2001. Net income for 2000 was $752,000, or $0.10 per diluted share.

          The Company's July 5, 2000 acquisition of Ring PLC ("Ring"), a supplier of lighting, automotive and consumable products located in the United Kingdom, significantly affected 2001 operating results and the comparability of current year results to those for 2000. The Company's 2001 results include net sales of $27.8 million and a pretax loss of $1.4 million attributable to Ring. Ring's pretax loss of $1.4 million includes interest and financing costs and goodwill amortization related to the acquisition aggregating $1.2 million. Ring's results for the period were negatively affected by a highly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines, and a continued weakness of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

         Net sales for 2001 were $55.8 million, a $13.8 million increase from the prior year as a result of the Ring acquisition. Excluding Ring, net sales for 2001 were $28.0 million, as compared to $42.0 million in 2000 reflecting sales declines to U.S. and other international customers. Management believes the U.S. sales decline is attributable to the general slow down in the U.S. retail economy that has affected the purchasing pattern of the Company's major U.S. customers. In 2001, sales to U.S. and international customers (excluding
Ring) were $15.9 million and $12.1 million, respectively, and in 2000 such sales (excluding Ring) amounted to $27.3 million and $12.7 million, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 37%, 44%, 14% and 5% of net sales in 2001. Lamps and lighting fixtures accounted for 58% and 42% of net sales in 2000. In 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $9.9 million (17.8%) of the Company's net sales. In 2001 and 2000, Home Depot accounted for $7.1 million (12.7%) and $14.0 million (33.3%), respectively, of the Company's net sales. Sales made from warehouses constituted 63% of the Company's net sales in 2001, up from 28% in 2000 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses.

         Gross profit in total dollars from 2000 to 2001 remained at $8 million, but decreased as a percentage of sales from 19.0% in 2000 to 14.3% in 2001. The decrease in the gross profit percent is due to the inclusion of $27.8 million in sales from Ring at a gross profit percentage of 11.9% and lost contributions from the decrease in sales.

         Selling, general and administrative expenses ("SG&A") for 2001 were $10.4 million, an increase of $3.7 million from the prior year. The increase reflects $3.6 million in Ring-related SG&A.

         Greater interest expense for 2001 reflects the interest on the loans to fund the Ring acquisition, Ring's interest of $239,000 and a greater weighted average interest rate.

         Other expenses of $133,000 for 2001 consisted of a net foreign currency loss ($148,000), dividends on Ring convertible preference stock ($42,000), partially reduced by interest income ($48,000) and other miscellaneous income ($9,000). Other income of $365,000 in 2000 consisted of interest income ($97,000), income from joint ventures ($44,000), a net foreign currency gain ($230,000) and miscellaneous expenses ($6,000).

         The effective income tax rates for 2001 and 2000 were 18.6% and 32.0%, respectively. The lower effective tax rate for the Company's income tax benefit in 2001 is attributable to $1.5 million in losses (primarily in the U.K.) for which no tax benefit has been provided. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Outlook

         The highly competitive U.K. retail environment impacting Ring's business has continued after March 31, 2001. In addition, sales to U.S. customers during the third quarter of fiscal 2001 may continue to be affected by weakness in the U.S. retail economy. The $75 million credit facility has increased the Company's effective costs of borrowings.

         The Company did not initially satisfy one of the financial covenants under its existing $75 million credit facility for the quarter ended March 31, 2001 and would not have been able to obtain certain statutory declarations and related auditors' report by March 31, 2001 (subsequently extended until May 31, 2001), as required under the credit facility. On May 15, 2001 the Company obtained a forbearance agreement, which in the absence of any further breach or default (i) waives and defers through June 15, 2001 the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant for the quarter ended March 31, 2001, and (ii) extends until such date the deadline for obtaining the statutory declarations and related auditors' report. However, based upon current expectations the Company believes it will not be able to comply with the covenants and requirements of the amended $75 million credit facility subsequent to June 15, 2001 unless a subsequent waiver or another amendment to the facility is obtained modifying the provisions of the facility or the facility is restructured in conjunction with a possible capital infusion. See "Liquidity and Capital Resources" and Notes 1, 4 and 7 of Notes to Condensed Consolidated Financial Statements.

Results By Segment

         See Note 5 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Catalina Industries (United States)

         Catalina Industries had a segment loss in 2001 of $882,000 as compared to a contribution of $1.1 million in 2000. The decrease in segment contribution in 2001 primarily reflects lost contributions from lower sales.

         Sales by Catalina Industries to external customers were $15.9 million in 2001, a decrease of $11.3 million from 2000. Sales to Home Depot were $5.6 million or $6.4 million less than in 2000 and sales to the office superstores group of customers decreased by $2.8 million. Management believes the sales decline is attributable to a general slow down in the U.S. retail economy that has affected the purchasing patterns of the Company's major customers.

         Gross profit decreased by $2.1 million in 2001 due to the lower sales volume.

         Presently, most major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Approximately 72% of Catalina Industries' sales in the second quarter of 2001 were made on a direct basis as compared to 71% in 2000, representing a $3.3 million decrease in warehouse sales from 2000 to 2001. Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 28% for the current quarter. This percentage decline represents a significant decrease in sales dollars. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998 and is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. Management also continues to consider other strategic alternatives to reduce overall warehousing costs. Catalina Industries may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall warehousing costs. The need to generate cash to meet liquidity needs and the requirements of the Company's $75 million credit facility (see "Liquidity and Capital Resources") may necessitate a lowering of U.S. warehouse inventories at lower relative gross margins. Further declines in warehouse sales or the need to lower inventories to generate cash could adversely impact the Company's gross profit in the future.

         In September 2000, this business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. Management believes this consolidation will allow Catalina Industries to serve its customers more effectively and to generate future cost savings. A $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

         The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Costs incurred for the Boston office for the three months ended March 31, 2001 and 2000 were approximately $200,000 and $275,000, respectively.

Go-Gro (China)

         Go-Gro's segment contribution decreased in 2001 to $987,000, down $966,000 from $2.0 million in 2000.

         Go-Gro's sales for 2001 were $22.5 million, a decrease of $7.4 million from the $29.9 million generated in 2000. Sales of products manufactured by Go-Gro in 2001 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $2.8 million, to $12.0 million. Third party and intercompany sales by Go-Gro in 2001 were $5.4 million and $17.1 million, respectively, while the comparable sales amounts for 2000 were $6.8 million and $23.1 million, respectively. Third party sales in 2000 included $2 million in sales to Ring Limited. The decline in the intercompany sales in 2001 reflects the lower overall sales to Catalina Industries attributable to a decline in Catalina Industries' U.S. business. Sales to one third party customer were $2.0 million in 2001 and 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         Gross profit decreased by $981,000 due to the $7.4 million decrease in sales.

Ring Limited (United Kingdom)

         Ring was acquired by the Company on July 5, 2000, and the 2000 Ring results provided below for comparative purposes were not part of the Company's consolidated 2000 results.

         The Ring segment recorded a pretax loss of $1.4 million for 2001, which includes $259,000 in goodwill amortization arising from the acquisition and $988,000 in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax loss for the quarter ended March 31, 2001 was approximately $171,000, as compared to pretax income of approximately $700,000 for the quarter ended March 31, 2000. Net sales to B&Q, a subsidiary of Kingfisher PLC, accounted for $9.9 million or 35.8% of Ring's sales for 2001. Net sales and gross profit for the three months ended March 31, 2001 were $27.8 million and $3.3 million, respectively, as compared to $27.2 million and $4.4 million, respectively for the same period of 2000. Ring's sales volume and gross profit reflect a highly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket (including bankruptcies of certain customers and the entry of new competitors), and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the quarter ended March 31, 2001 was approximately 1.45 to 1, a significant decline from the average exchange rate for the quarter ended March 31, 2000 of 1.61 to
1. Ring's profitability erosion is directly related to the factors mentioned above.

Comparison of Six Months Ended March 31, 2001 and 2000

Consolidated Results

         The Company had a net loss of $5.3 million, or $.72 per diluted share, in 2001. Net income for 2000, which included a non-recurring charge to settle the employment contract of an Executive Vice President pursuant to a reorganization of the Company's executive management structure that decreased pretax income by $788,000, was $1.3 million, or $0.17 per diluted share. Net income and diluted earnings per share for 2000, as adjusted to exclude the impact of the non-recurring charge, were $1.8 million and $0.23, respectively.

          The Company's July 5, 2000 acquisition of Ring PLC ("Ring"), a supplier of lighting, automotive and consumable products located in the United Kingdom, significantly affected 2001 operating results and the comparability of current year results to those for 2000. The Company's 2001 results include net sales of $56.0 million and a pretax loss of $2.5 million attributable to Ring. Ring's pretax loss of $2.5 million includes interest and financing costs and goodwill amortization related to the acquisition aggregating $2.4 million. Ring's results for the period were negatively affected by a highly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines and a continued weakness of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

         Net sales for 2001 were $120.4 million, a $35.2 million increase from the prior year as a result of the Ring acquisition. Excluding Ring, net sales for 2001 were $64.4 million, as compared to $85.2 million in 2000 reflecting lower unit sales and an overall sales decline to U.S. customers. Management believes this U.S. sales decline is attributable to the general slow down in the U.S. retail economy that has affected the purchasing pattern of the Company's major U.S. customers. In 2001 sales to U.S. and international customers (excluding Ring) were $35.2 million and $29.2 million, respectively, and in 2000 such sales (excluding Ring) amounted to $56.7 million and $24.9 million, respectively.

         Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 38%, 45%, 12% and 5% of net sales in 2001. Lamps and lighting fixtures accounted for 63% and 37% of net sales in 2000. In 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $20.6 million (17.1%) of the Company's net sales. In 2001 and 2000, Home Depot accounted for $14.7 million (12.2%) and $24.6 million (28.9%), respectively, of the Company's net sales. Sales made from warehouses constituted 59% of the Company's net sales in 2001, up from 25% in 2000 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         Gross profit increased in total dollars by $1.3 million, but decreased as a percentage of sales from 19.8% in 2000 to 15.1% in 2001. The $1.3 million increase reflects contributions from higher sales resulting from the addition of Ring. The decrease in the gross profit percent is due to the inclusion of $56.0 million in sales from Ring at a gross profit percentage of 12.1%, and lost contributions from the decrease in sales in the U.S.

         Selling, general and administrative expenses ("SG&A") for 2001 were $21.2 million, an increase of $7.8 million from the prior year. The increase reflects $7.1 million in Ring-related SG&A and the remainder of the increase is attributable to an increase in the provision for uncollectible accounts in the U.S. ($335,000), an increase in SG&A incurred in the Orient ($214,000) and a provision for value-added tax ($200,000) which will not be recovered in Chile and Argentina as a result of the Company's current intention to cease warehousing operations in these countries.

         Greater interest expense for 2001 reflects the interest on the loans to fund the Ring acquisition, Ring's interest of $456,000 and a greater weighted average interest rate.

         Other expenses of $315,000 for 2001 consisted of a net foreign currency loss of $298,000 and other miscellaneous expenses partially reduced by interest income of $128,000. Other income of $372,000 in 2000 consisted of interest income ($223,000), income from joint ventures ($106,000), a net foreign currency gain ($60,000) and miscellaneous expenses.

         The effective income tax rates for 2001 and 2000 were 16.6% and 32.0%, respectively. The lower effective tax rate for the Company's income tax benefit in 2001 is attributable to $2.7 million in losses (primarily in the U.K.) for which no tax benefit has been provided. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Results By Segment

         See Note 5 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

         Catalina Industries had a segment loss in 2001 of $1.4 million as compared to a contribution of $2.2 million in 2000. The decrease in segment contribution in 2001 primarily reflects lost contributions from lower sales.

         Sales by Catalina Industries to external customers were $35.2 million in 2001, a decrease of $21.5 million from 2000. Sales to Home Depot were $10.3 million or $10.2 million less than in 2000 and sales to the office superstores group of customers decreased by $8.2 million. Management believes the sales decline is attributable to a general slow down in the U.S. retail economy that has affected the purchasing patterns of the Company's major customers.

         Gross profit decreased by $4.1 million in 2001 due to the lower sales volume and to a decrease in the overall gross profit percentage.

         Presently, most major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Approximately 74% of Catalina Industries' sales in 2001 were made on a direct basis as compared to 75% in 2000, representing a $5.4 million decrease in warehouse sales from 2000 to 2001. Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and annual warehouse sales were 61% of U.S. sales compared to the 26% for the most current six months. This percentage decline represents a significant decrease in sales dollars. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998 and is attempting to compensate further for the decline in U.S. warehouse sales by pursuing new customers for the U.S. warehouse. Management also continues to consider other strategic alternatives to reduce overall warehousing costs. Catalina Industries

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall warehousing costs.

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

         Catalina Industries lowered its SG&A by approximately $22,000 in 2001. Decreases in sales-related expenses and certain other expenses offset a $335,000 provision for uncollectible accounts receivable of customers which filed for bankruptcy in 2001.

         In September 2000, this business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. Management believes this consolidation will allow Catalina Industries to serve its customers more effectively and to generate future cost savings. A $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

         The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Costs incurred for the Boston office during the six months ended March 31, 2001 and 2000 were approximately $400,000 and $540,000, respectively.

Go-Gro (China)

         Go-Gro's segment contribution decreased in 2001 to $3.0 million, down $1.2 million from $4.2 million in 2000, reflecting the impact of a $10.9 million decrease in sales and a $214,000 increase in SG&A expenses.

         Go-Gro's sales for 2001 were $53.5 million, a decrease of $10.9 million from the $64.4 million generated in 2000. Sales of products manufactured by Go-Gro in 2001 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $1.2 million, to $30.7 million. Third party and intercompany sales by Go-Gro in 2001 were $13.3 million and $40.2 million, respectively, while the comparable sales amounts for 2000 were $12.4 million and $52.0 million, respectively. The decline in intercompany sales for 2001 is attributable to the overall sales decline to Catalina Industries reflecting a decrease in Catalina Industries' U.S. business. Third party sales in 2000 included $3.6 million in sales to Ring Limited. Sales to one third party customer were $5.8 million in 2001 and $3.3 million in 2000, respectively.

         While Go-Gro's sales decreased by $10.9 million, gross profit only decreased by $1.0 million due to a percentage increase in sales of products manufactured by Go-Gro, as the margins Go-Gro earns on products it manufactures typically exceed the margins Go-Gro earns on products it purchases from other manufacturers.

Ring Limited (United Kingdom)

         Ring was acquired by the Company on July 5, 2000, and the 2000 Ring results provided below for comparative purposes were not part of the Company's consolidated 2000 results.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         The Ring segment recorded a pretax loss of $2.5 million for 2001, which includes $514,000 in goodwill amortization arising from the acquisition and $1.9 million in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax loss for the six months ended March 31, 2001 was approximately $125,000, as compared to pretax income of approximately $3.4 million for the six months ended March 31, 2000. Net sales to B&Q, a subsidiary of Kingfisher PLC, accounted for $20.6 million or 36.7% of Ring's sales for 2001. Net sales and gross profit for the six months ended March 31, 2001 were $56.0 million and $6.8 million, respectively, as compared to $64.1 million and $11.1 million, respectively for the same period of 2000. Ring's sales volume and gross profit reflect a highly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket (including bankruptcies of certain customers and the entry of new competitors), and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the six months ended March 31, 2001 was approximately 1.45 to 1, a significant decline from the average exchange rate for the six months ended March 31, 2000 of 1.62 to 1. Ring's profitability erosion is directly related to the economic factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company meets its short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of its direct import sales activities. Term loans, lease obligations, mortgage notes, bonds, subordinated debt and capital stock are sources for the longer-term liquidity and financing needs of the Company.

Cash Flows and Financial Condition

         The Company's operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $584,000 from September 30, 2000 to March 31, 2001.

         The Company used funds generated from operations and proceeds from its credit lines to pay for capital expenditures and make scheduled payments of $2.5 million on its term loans. Capital expenditures for the period totaled $3.8 million, of which $2.8 million related to the planned expansion of the Go-Gro manufacturing facility and Go-Gro equipment purchases and the remainder primarily related to the purchase of computer software.

         Accounts receivable balances decreased to $26.5 million at March 31, 2001 from $36.6 million at September 30, 2000 due to the significant decline in sales to U.S. customers, which resulted in a $9.1 million decrease in Catalina Industries' accounts receivable since the fiscal year end. Inventory levels at March 31, 2001 were approximately $41.8 million, as compared to $52.8 million at September 30, 2000, as the Company has focused on lowering its inventories in each of its principal business segments in response to current business conditions.

         The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $10,198,000 and $11,703,000 at March 31, 2001 and September 30, 2000, respectively. The amounts of the Company's accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

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

         The Company entered into a five-year credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate its existing U.S. credit facility and Ring's U.K. facility. The facility consists of two term loans amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 10.5 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K., of $20 million and the GBP equivalent of U.S. $25 million (approximately GBP 17.7 million), respectively. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the U.S. and U.K. Borrowings under the facility bear interest, payable monthly, at the Company's option of either the prime rate plus 2.0% (10.00% at March 31, 2001) or the LIBOR rate plus a variable spread based upon earnings, debt and interest expense levels defined under the credit agreement (9.66% at March 31, 2001). Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's Canadian and first tier United Kingdom and Hong Kong subsidiaries. The agreement contains covenants (i) requiring that the Company maintain a minimum level of equity, meet certain debt to adjusted earnings and fixed charge coverage ratios and (ii) limiting capital expenditures. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. At March 31, 2001, $5.7 million was available under the borrowing base for the revolving portions of the credit facility. The $75 million credit facility contains financial covenants requiring the Company to maintain a minimum level of equity and meet certain debt to adjusted earnings (i.e. leverage) and fixed charge coverage ratios on a quarterly basis. The Company obtained an amendment of this credit facility on December 22, 2000, and without this amendment the Company would not have been in compliance with one of the financial covenants for the quarter ended September 30, 2000.

         The acquisition of Ring and the related $75 million credit facility greatly increased the Company's outstanding borrowings and debt service requirements and also raised the Company's overall costs of borrowings. The Company reported net losses for the quarters ended December 31, 2000 and March 31, 2001 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") and as a result has reduced capital expenditures, eliminated various discretionary expenses, and is pursuing possible sales of assets and other sources of long-term financing such as subordinated debt and the issuance of capital stock to improve its cash position. Any material need for cash above current expectations or a significant decline in the Company's profitability from current expectations could require the Company to take further actions with respect to capital expenditures, cost-cutting, incurring additional indebtedness, selling assets, or seeking other long-term financing on any or all of which actions could reduce the Company's liquidity and earnings and the scope of its competitive options. There can be no assurances that any of these actions can be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Should the Company fail to meet the requirements of its amended $75 million credit facility, the lenders would have the right to take actions that could further adversely impact the Company's liquidity and earnings, including accelerating the maturity of the debt, in which case the Company may not have sufficient liquidity to meet its obligations. As a result of the Company's operating results for the first quarter of fiscal 2001, the Company initially was not in compliance with financial covenants under its $75 million credit facility for the quarter ended December 31, 2000. The Company obtained an amendment of the credit facility on February 9, 2001 and was in compliance with the amended financial covenants under the amended facility for the quarter ended December 31, 2000. Due to the net loss for the period, the Company was not in compliance with one of the financial covenants under the $75 million credit facility for the quarter ended March 31, 2001. On May 15, 2001, the Company obtained a forbearance agreement, which in the absence of any further breach or default waives and defers through June 15, 2001 the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant for the quarter ended March 31, 2001.

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

         In addition to requiring compliance with financial covenants, the credit facility requires the Company to obtain certain statutory declarations and a related auditors' report prescribed under English law as explained in the following paragraph.

         Proceeds from the $75 million credit facility were used in part to fund the Company's acquisition of Ring, a British company, on July 5, 2000. Under English law a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors' are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. The February 9, 2001 amendment to the $75 million credit facility included a requirement that the Company procure the directors' statutory declarations regarding Ring's solvency and independent auditors' report thereon by March 31, 2001. On March 30, 2001, the Company obtained an amendment to the credit facility extending this deadline to May 31, 2001 and on May 15, 2001 the Company obtained a forbearance agreement which in the absence of any further breach or default extends this deadline to June 15, 2001. Based upon (i) the net loss reported for the six months ended March 31, 2001; (ii) the dependence of Ring on the Company's $75 million credit facility to fund its operations and (iii) the uncertainties associated with current economic conditions and the Company's business, financial projections, and ability to comply with the terms of its $75 million credit facility, the Company does not expect to be able to demonstrate its ability to meet its obligations for the next year in the manner and to the degree required to obtain the statutory declarations and related independent auditors' report by June 15, 2001. Consequently, unless this deadline is extended or modified via another amendment or waived, the Company does not expect to be in compliance with the terms of its $75 million credit facility as of June 16, 2001.

         The Company utilizes the revolving portions of its $75 million credit facility to support its operations in the U.S. and U.K. Due to current business conditions, U.S. and U.K. combined receivable and inventory levels - which are the basis for the computation of amounts available under the borrowing base for the revolving loans - declined in the quarter ended March 31, 2001. As of May 11, 2001, the Company had $4.5 million available under its revolving facilities. Should its operating losses continue, or should its cash needs in the future exceed its available borrowings under the revolving facilities, the Company may be required to obtain either a modification of the $75 million credit facility or funding from other sources to continue to support its operations.

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

         On April 5, 2001 the Company entered into definitive agreements with Sun Catalina Holdings LLC ("SCH"), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida), which contemplate a junior capital infusion for the Company of $20.5 million. Under these agreements, the Company will receive a cash investment of $13 million from SCH in return for (i) 6 million shares of common stock; (ii) a secured subordinated promissory note in the principal amount of $10 million, bearing interest at an annual rate of 14%; and, (iii) a warrant to purchase additional shares of common stock at a price of $.01 per share. Assuming exercise of the warrant immediately after closing, SCH would own (including the 6 million shares) 52.5% of the Company's common stock. SCH will also have the right under the agreements to appoint two-thirds of the Company's directors at closing. The closing of this transaction is contingent upon satisfaction of a number of conditions, including (i) the completion of due diligence by SCH; (ii) the restructuring of the Company's $75 million credit facility in a manner acceptable to the lenders, SCH and the Company; (iii) the obtaining of an additional $7.5 million by the Company through issuance of subordinated debt to another lender (which is currently being negotiated) and;
(iv) the resolution of the Company's obligations under employment agreements with its Chief Executive Officer, Executive Vice Presidents and Chief Financial Officer, which agreements contain "change in control" provisions. The Company anticipates closing this transaction by late May or early June 2001. The Company has also agreed to reimburse SCH for certain of its due diligence costs. The transaction with SCH may result in a change of ownership for purposes of Internal Revenue Code Section 382. Such a change may limit the Company's ability to further utilize components of the Company's existing deferred tax assets, requiring a valuation allowance against a portion of these assets.

         The completion of the transaction with SCH contemplates the restructuring of the terms of the $75 million credit facility, including the whitewash procedure deadline and the financial covenants. While the Company believes that it will complete the transaction with SCH, certain conditions are beyond the Company's control and no assurances can be given that this transaction will be completed. If the transaction with SCH is not consummated, the Company believes that a waiver or an additional amendment of the $75 million credit facility extending or modifying the June 15, 2001 completion date of the U.K. whitewash procedure, and modifying the financial covenants for the March 31, 2001 quarter and subsequent quarters will be required. Without such waiver or amendment, based upon the Company's current expectations there would be an event of default under that credit facility on June 16, 2001, which could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, the Company intends to pursue negotiations with its present $75 million credit bank syndicate group for a waiver or amendment so as to preclude acceleration of its indebtedness on June 16, 2001 should the Company be unable to complete the transaction with SCH. If the transaction with SCH is not completed and there is no subsequent amendment or waiver, the Company may not be able to generate, raise or borrow sufficient funds to repay its debt and/or to refinance its debt. Even if new funding is available, it may not be on terms that are acceptable to the Company. The Company's ability to satisfy the terms of the credit facility in future quarters depends on business conditions for the Company's products and the results of the pending transaction with SCH described above, and there can be no assurances that the Company will be able to comply with the credit facility terms subsequent to June 15, 2001. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof. Although no assurances can be given, the Company believes that it will be able to continue operating as a going concern.

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

         Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP five-year revolving credit facility. The arrangement provides for borrowings, trade letters of credit and foreign currency forward

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

contracts and transactions. Borrowings and foreign currency forward contracts outstanding under this arrangement amounted to approximately $7.9 million and $2.9 million, respectively, at March 31, 2001.

         The Company's Canadian subsidiary has a credit facility with a Canadian bank which provides 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.5 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (7.25% at March 31, 2001) and U.S. dollar advances bear interest at the U.S. base rate of the bank (8.50% at March 31, 2001). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 2000, $2.5 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At March 31, 2001, U.S. $147,000 was available under the borrowing base calculation.

         Go-Gro, the Company's Hong Kong subsidiary, has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (8.25% at March 31, 2001). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to its parent and affiliates. At September 30, 2000, $17.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank (usually in May or June). At March 31, 2001, the Company had used $1.5 million of this line for letters of credit (there were no borrowings) and U.S. $6.2 million was available. As a result of the Company's present financial situation, the Hong Kong bank is currently requiring Go-Gro to maintain additional collateral in the form of cash deposits as security on this facility. Such deposits amounted to $536,000 at March 31, 2001.

         The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (5.1% at March 31, 2001) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $6.1 million direct pay letter of credit which is not part of the Company's credit lines. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The unpaid balance of these bonds was $6.0 million at March 31, 2001. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

         The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $812,000 was available at March 31, 2001. Ring has a GBP 1.5 million (approximately U.S. $2.1 million) facility with a U.K. financial institution to finance the purchase of vehicles and equipment of which $1.1 million was available at March 31, 2001. This facility is renewed annually.

         The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $862,000 at March 31, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Capital Expenditures

         In September 2000 the Company's wholly owned Hong Kong subsidiary, Go-Gro Industries ("Go-Gro") made a deposit of approximately $1 million to purchase its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly-owned foreign entity and its name changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

         JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction was substantially complete as of May 2001 and total costs for this construction aggregated $16.1 million at March 31, 2001.

         In connection with the settlement with Go-Gro's former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and is obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. If this construction is not completed by that date JES is subject to fines, and if the construction is not completed by March 20, 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments.

Westinghouse License

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $8.3 million and $12.8 million for the six months ended March 31, 2001 and 2000, respectively.

NYSE Listing

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through March 31, 2001, the Company did not meet the new rules, which require a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. On April 5, 2001 the NYSE announced that it had determined that the common stock of the Company should be removed from the list of companies trading on the NYSE. The Company has determined not to appeal the NYSE's decision. The Company is working with Nasdaq and Nasdaq market makers in order to allow the Company's stock to be quoted through the Nasdaq Bulletin Board. The Company believes that its stock will be quoted through the Bulletin Board under a new trading symbol shortly after the stock ceases to trade on the NYSE, although no assurances can be given as to the timing or certainty of this transition.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Litigation

         During the last three years the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers.
After January 1, 1999, the Company is self-insuring up to $10,000 per incident. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $211,000 for this contingency as of March 31, 2001. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against Catalina and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company and assessing approximately $2,000,000 of potential damages. The Court has not entered judgment on either liability or damages, pending post trial briefing by the parties on both the issue of liability and the measure of damages. Pursuant to a joint stipulation between the parties, if the Court enters a verdict of liability against the Company, the Court could determine the actual application of damages, which could range between $275,000 and $2,000,000. Under U.S. patent law, certain types of damages are subject to trebling if an infringing party's conduct is determined to be "exceptional." If the Court were to make such a finding, enhanced damages of between $800,000 to $4,637,000 could be awarded. The Company filed motions to set aside the verdict as a matter of law on April 11, 2001. Lamps Plus filed motions in opposition on April 23, 2001 and the Company replied on April 27, 2001. The Company intends to appeal any adverse judgment entered by the Court. Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case and that the chances are remote that any enhanced damages will result from the outcome of this case. Accordingly, no amounts have been accrued in the March 31, 2001 Condensed Consolidated Financial Statements for this matter.

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

         Ring has a defined benefit pension plan which covers 29 current employees and over 1,000 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company is reviewing the future of the plan and believes that in the future it may begin the process of terminating the Company's liability under the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The most recent estimate as of January 2001 placed the MFR shortfall at $2.0 million. The U.K. Government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should the Company not terminate its U.K. pension plan prior to

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

that date, the cost to terminate the Company's U.K. plan under the new rules is likely to be much greater than the current $2 million deficit under the MFR method.

         As of March 31, 2001, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2 % per annum until January 1, 2004. The shares are convertible into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

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

Foreign Currency Risk

         The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. With the acquisition of Ring in July 2000, the Company has a major capital investment and significant operations in the United Kingdom. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business depreciated against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position and profitability. The Company borrows in British pounds, Canadian dollars and Hong Kong dollars and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates). Ring also enters into forward contracts to exchange Great British pounds for various foreign currencies. These contracts are fair value hedges of liabilities related to commitments to purchase inventory in currencies other than the GBP, and are entered into at the time the goods are shipped to Ring. Presently, the Company has not entered into any other derivative instruments to hedge its foreign currency exposure. During the six months ended March 31, 2001 the Company's pretax loss reflected foreign currency losses for its China, Canadian, Mexican and Chilean operations of $125,000, $93,000, $40,000 and $40,000, respectively. In addition, the Company's stockholders' equity at March 31, 2001 has been reduced by a $1.2 million foreign currency translation loss related to U.K. operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against Catalina and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company and assessing approximately $2,000,000 of potential damages. The Court has not entered judgment on either liability or damages, pending post trial briefing by the parties on both the issue of liability and the measure of damages. Pursuant to a joint stipulation between the parties, if the Court enters a verdict of liability against the Company, the Court could determine the actual application of damages, which could range between $275,000 and $2,000,000. Under U.S. patent law, certain types of damages are subject to trebling if an infringing party's conduct is determined to be "exceptional." If the Court were to make such a finding, enhanced damages of between $800,000 to $4,637,000 could be awarded. The Company filed motions to set aside the verdict as a matter of law on April 11, 2001. Lamps Plus filed motions in opposition on April 23, 2001 and the Company replied on April 27, 2001. The Company intends to appeal any adverse judgment entered by the Court. Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case and that the chances are remote that any enhanced damages will result from the outcome of this case.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          10.206 Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated March 30, 2001.

          10.207 Forbearance and Amendatory Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated May 15, 2001.

          11      Schedule of Computation of Diluted Earnings (loss) per Share.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           /s/ Robert Hersh
                          ------------------------------------------------------
                          Robert Hersh, Chairman, President,
                          Chief Executive Officer and Director




                           /s/ David W. Sasnett
                          ------------------------------------------------------
                          David W. Sasnett
                          Chief Financial Officer, Senior Vice President,
                          Chief Accounting Officer


Date:   May 15, 2001

                                 EXHIBIT INDEX


EXHIBIT NUMBER        DESCRIPTION
--------------        -----------

    10.206 Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated March 30, 2001.

    10.207 Forbearance and Amendatory Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated May 15, 2001.

      11          Schedule of Computation of Diluted Earnings (loss) per Share.