Form 10-Q
period 2001-06-30
CATALINA LIGHTING INC
filed 2001-08-14
CIK 822665

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

                  For the quarterly period ended June 30, 2001

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-9917
                                                 ------
                            CATALINA LIGHTING, INC.
                            -----------------------
             (Exact name of registrant as specified in its chapter)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding on August 10, 2001: 15,878,247 shares.
      -------------------------------------------------

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX




PART I  FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                    --------
        ITEM 1 - Financial Statements:

        Condensed consolidated balance sheets -
         June 30, 2001 and September 30, 2000.................................................           3

        Condensed consolidated statements of operations -
         Three and nine months ended June 30, 2001 and 2000..................................            5

        Condensed consolidated statements of cash flows -
         Three and nine months ended June 30, 2001 and 2000..................................            6

        Notes to condensed consolidated financial statements.................................            8

        ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
        of Operations........................................................................           22

        ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................             38


PART II    OTHER INFORMATION

        ITEM 1  Legal Proceedings............................................................           39

        ITEM 4  Submission of Matters to a Vote of Security Holders..........................           39

        ITEM 6  Exhibits and Reports on Form 8-K.............................................           39

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS


                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                                June 30,                 September 30,
                                 Assets                                           2001                        2000
                                 ------                                   ----------------------      ---------------------
                                                                               (Unaudited)                     *
Current assets
  Cash and cash equivalents                                                         $     2,632                 $    2,309
  Restricted cash equivalents and short-term investments                                  1,527                        727
  Accounts receivable, net of allowance for doubtful accounts
       of $1,271 and $772, respectively                                                  28,106                     36,632
  Inventories                                                                            43,162                     52,780
  Other current assets                                                                    5,243                      7,343
                                                                          ----------------------      ---------------------

             Total current assets                                                       80,670                     99,791

Property and equipment, net                                                             30,850                     29,932
Goodwill, net                                                                           29,327                     30,663
Other assets                                                                             8,974                      7,585
                                                                         ----------------------      ----------------------
                                                                                   $   149,821                $   167,971
                                                                         ======================      =====================

(continued on page 4)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                                 (In thousands)

                                                                            June 30,           September 30,
               Liabilities and Stockholders' Equity                           2001                  2000
               ------------------------------------                    -------------------    -----------------
                                                                          (Unaudited)                *
Current liabilities
 Accounts and letters of credit payable                                       $    30,121           $   36,310
 Credit lines                                                                      27,803               22,786
 Term loans                                                                        25,371               28,415
 Current maturities of bonds payable-real estate related                              900                  900
 Current maturities of other long-term debt                                         1,041                1,339
 Other current liabilities                                                         11,425               15,647
                                                                        ------------------    -----------------

         Total current liabilities                                                 96,661              105,397

  Bonds payable - real estate related                                               4,200                5,100
  Other long-term debt                                                              1,238                1,788
  Other liabilities                                                                 4,425                3,782
                                                                        ------------------    -----------------

          Total liabilities                                                       106,524              116,067

Minority interest                                                                   1,027                1,075

Stockholders' equity
  Common stock, issued 8,000 shares                                                    80                   80
  Additional paid-in capital                                                       28,560               28,560
  Retained earnings                                                                17,427               25,111
  Accumulated other comprehensive loss                                            (1,336)                (461)
  Treasury stock, 642 shares                                                      (2,461)              (2,461)
                                                                        ------------------    -----------------

           Total stockholders' equity                                              42,270               50,829
                                                                        ------------------    -----------------
                                                                              $   149,821           $  167,971
                                                                        ==================    =================


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         Three Months Ended                  Nine Months Ended
                                                             June 30,                            June 30,
                                                 ---------------------------------   ----------------------------------
                                                      2001              2000              2001              2000
                                                 ---------------   ---------------   ---------------   ----------------
Net sales                                             $  60,548          $ 46,705         $ 180,945          $ 131,946
Cost of sales                                            52,488            37,798           154,715            106,143
                                                 --------------    --------------    --------------    ---------------
Gross profit                                              8,060             8,907            26,230             25,803
Selling, general & administrative expenses                9,774             6,769            31,023             21,034
                                                 --------------    --------------    --------------    ---------------
Operating income (loss)                                  (1,714)            2,138            (4,793)             4,769
                                                 --------------    --------------    --------------    ---------------

Other income (expenses):
   Interest expense                                      (1,313)             (456)           (4,238)            (1,564)
   Other income (expenses)                                  (19)               54              (334)               426
                                                 --------------    --------------    --------------    ---------------
Total other income (expenses)                             1,332              (402)           (4,572)            (1,138)
                                                 --------------    --------------    --------------    ---------------

Income (loss) before income taxes                        (3,046)            1,736            (9,365)             3,631
Income tax provision (benefit)                             (629)              656            (1,681)             1,262
                                                 --------------    --------------    --------------    ---------------
Net income (loss)                                     $  (2,417)         $  1,080         $  (7,684)         $   2,369
                                                 ==============    ==============    ==============    ===============

Weighted average number of
  shares outstanding
         Basic                                            7,358             7,163             7,358              7,022
         Diluted                                          7,358             8,409             7,358              8,674

Earnings (loss) per share
         Basic                                        $   (0.33)         $   0.15         $  (1.04)          $    0.34
         Diluted                                      $   (0.33)         $   0.14         $  (1.04)          $    0.30


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                              -----------------------------------------
                                                                                     2001                   2000
                                                                              -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                  $   (7,684)             $    2,369
  Adjustments for non-cash items                                                          3,644                   4,130
  Change in assets and liabilities                                                        9,641                   7,159
                                                                              -------------------     -----------------
  Net cash provided by (used in) operating activities                                     5,601                  13,658
                                                                              -------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (4,204)                 (2,301)
  Proceeds from sale of property and equipment                                               95                       -
  Purchase of minority interest                                                          (1,029)                      -
  Increase in Ring acquisition costs                                                       (119)                      -
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                                               (144)                    738
                                                                              -------------------     -----------------
  Net cash provided by (used in) investing activities                                    (5,401)                 (1,563)
                                                                              -------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                      -                   1,005
  Payments to repurchase common stock                                                         -                  (1,108)
  Proceeds from other long-term debt                                                        323                       -
  Payments on other long-term debt                                                       (1,125)                   (478)
  Payments on bonds payable                                                                (900)                 (2,210)
  Proceeds from credit lines                                                             33,739                  31,900
  Payments on credit lines                                                              (28,833)                (37,544)
  Proceeds from note payable - other                                                          -                   1,402
  Payments on term loans                                                                 (2,459)                      -
  Payment on convertible subordinated notes                                                   -                  (6,867)
  Sinking fund payments on bonds payable                                                   (655)                   (653)
                                                                              -------------------     -----------------
  Net cash provided by (used in) financing activities                                        90                 (14,553)
                                                                              -------------------     -----------------

  Effect of exchange rate changes on cash                                                    33                     (35)

  Net increase (decrease) in cash and cash equivalents                                      323                  (2,493)
  Cash and cash equivalents at beginning of period                                        2,309                   7,253
                                                                              -------------------     -----------------
  Cash and cash equivalents at end of period                                         $    2,632              $    4,760
                                                                              ===================     =================

(continued on page 7)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                       Supplemental Cash Flow Information

                                            Nine Months Ended
                                                 June 30,
                                    -----------------------------------
                                         2001                2000
                                    ----------------    ---------------
                                              (In thousands)
Cash paid (received) for:
   Interest                               $   3,738          $   1,656
   Income taxes                           $   1,589          $    (382)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       Summary of Significant Accounting Policies

Basis of Presentation
---------------------

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

         In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months and nine months ended June 30, 2001 may not necessarily be indicative of operating results to be expected for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

         Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

Going Concern
-------------

         The accompanying condensed consolidated financial statements as of and for the three and nine months ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's continuation as a going concern is dependent upon its ability to comply with the terms and covenants of its $75 million credit facility and to obtain additional financing or refinancing as may be required. As of June 30, 2001, the Company was not in compliance with the terms of this credit facility and was operating under a forbearance agreement. Effective July 23, 2001 the Company renegotiated the terms of its $75 million credit facility and obtained a capital infusion. See Notes 4, 7 and 10 of Notes to Condensed Consolidated Financial Statements.

Accounts Receivable
-------------------

         The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $10,159,000 and $11,703,000 at June 30, 2001 and September 30, 2000, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


Derivative Instruments and Hedging Activities
---------------------------------------------

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

         The Company adopted SFAS 133 on October 1, 2000 and the cumulative effect on the accumulated comprehensive loss on such date was income of $153,000 (net of $86,000 in income taxes). The fair value of the derivative instrument on June 30, 2001 was $42,000 (net of $24,000 in income taxes).

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

Revenue Recognition
-------------------

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


Comprehensive Income (loss)
---------------------------

Comprehensive income (loss) consisted of the following:

                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                    --------------------------------       ---------------------------------
                                                         2001               2000               2001                 2000
                                                     --------------    -------------       -------------        ------------
                                                              (In thousands)                         (In thousands)
Net income (loss)                                      $  (2,417)           $  1,080         $  (7,684)             $  2,369
Foreign currency translation gain (loss)
                                                             (98)                  -              (833)                    -
Change in unrealized loss on derivative
   instrument, net of taxes
                                                              10                   -               (42)                    -
                                                     --------------    -------------       -------------        ------------
   Total comprehensive income (loss)                   $  (2,505)           $  1,080         $  (8,559)             $  2,369
                                                     ==============    =============       =============        ============

New Accounting Pronouncements
-----------------------------

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchased method. SFAS 141 is effective June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of June 30, 2001, the Company has not assessed the impact of adopting SFAS 142.

2.       Inventories

Inventories consisted of the following:

                                    June 30,         September 30,
                                      2001               2000
                                 ---------------   ---------------
                                     (In thousands)
Raw materials                       $     3,121       $     6,700
Work-in-progress
                                            917             1,159
Finished goods
                                         39,124            44,921
                                 ---------------   ---------------
Total inventories                   $    43,162       $    52,780
                                 ===============   ===============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

3.       Property and Equipment, net

         In September 2000, the Company's wholly owned Hong Kong subsidiary, Go-Gro Industries ("Go-Gro") made a deposit of approximately $1 million to purchase its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

         JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million.

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

4.       Credit Lines

         The Company has a $75 million credit facility which funded the Company's acquisition of Ring Plc ("Ring") and that provides funds through revolving facilities for the Company's U.S. and U.K. operations. The credit facility agreement required that the Company meet certain financial covenants and obtain certain statutory declarations and associated independent auditors' report relating to the acquisition of Ring.

         The Company obtained amendments to the credit facility on December 22, 2000 and February 9, 2001, without which the Company would not have been in compliance with the credit facility's financial covenants for the quarters ended September 30, 2000 and December 31, 2001. On March 30, 2001, the Company obtained an amendment extending the deadline for obtaining the statutory declarations and related auditors' report to May 31, 2001.

         As a result of the net loss for the quarter ended March 31, 2001, the Company was not in compliance with a financial covenant under its $75 million credit facility for that quarter, and would not have been able to obtain the statutory declarations and related auditors' report by May 31, 2001 as required by the credit facility. On May 15, 2001 the Company obtained a forbearance agreement, which waived and deferred until June 15, 2001, the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant. This forbearance agreement also extended for the same period the deadline for obtaining the statutory declarations and related auditors' report. The Company subsequently obtained two amendments to the forbearance agreement that extended its terms through July 31, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


         On July 23, 2001 the Company obtained $11.8 million in additional funding from the closing of a transaction with a new investor and other parties. The Company amended and restructured its $75 million credit facility in connection with this transaction. The net proceeds from the transaction amounting to $8.4 million were applied against the revolving loans and term loans under this credit facility. Borrowings under this facility now bear interest, payable monthly at the Company's option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Under the amended facility, the Company is required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ending September 30, 2001 and revised quarterly leverage and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating (i) $200,000 on each of September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; (ii) $750,000 on each of
December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003, and;
(iii) $20,842,000 on December 31, 2003. The revolving loans under the facility mature December 31, 2003. The amendment eliminated (as an event of default under the facility) the requirement that the Company obtain the statutory declarations and associated independent auditors' report. However, if such statutory declarations and auditors' report are not obtained by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 329,149 shares of common stock at a price of $.01 per share. See also Notes 7 and 10 of Notes to Condensed Consolidated Financial Statements.

         The Company's Canadian subsidiary has a credit facility with a Canadian bank which provides 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.6 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (6.75% at June 30, 2001) and U.S. dollar advances bear interest at the U.S. base rate of the bank (7.25% at June 30, 2001). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 2000, $2.5 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At June 30, 2001, U.S. $274,000 was available under the borrowing base calculation. On August 13, 2001, the Company received verbal notification from the bank of their intention to demand repayment by December 31, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


5.       Segment Information

         Information on operating segments and a reconciliation to income (loss) before income taxes for the three and nine months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                               Three Months Ended June 30,
                                ---------------------------------------------------------------------------------------------
Net Sales                                           2001                                          2000
                                ---------------------------------------------   ---------------------------------------------
   by Operating Segment:           External                                      External
                                   Customers    Intersegment      Total          Customers    Intersegment      Total
                                ---------------------------------------------   ---------------------------------------------
United States                         $ 24,864        $   137       $ 25,001        $ 31,726        $   166      $ 31,892
China                                    5,756         26,317         32,073           7,927         30,578        38,505
United Kingdom                          24,415              -         24,415               -              -             -
Other segments                           5,513             35          5,548           7,052             48         7,100
Eliminations                                 -        (26,489)       (26,489)              -        (30,792)      (30,792)
                                ---------------------------------------------   ---------------------------------------------
                                      $ 60,548        $     -       $ 60,548        $ 46,705        $     -      $ 46,705
                                =============================================   =============================================

                                                                Nine Months Ended June 30,
                                ---------------------------------------------------------------------------------------------
                                                    2001                                          2000
                                   External                                      External
                                   Customers    Intersegment      Total          Customers    Intersegment      Total
                                ---------------------------------------------   ---------------------------------------------
United States                         $ 60,044       $    547       $ 60,591       $  88,359       $    716     $  89,075
China                                   19,030         66,553         85,583          20,329         82,594       102,923
United Kingdom                          80,453              -         80,453               -              -             -
Other segments                          21,418            309         21,727          23,258            169        23,427
Eliminations                                 -        (67,409)       (67,409)              -        (83,479)      (83,479)
                                ---------------------------------------------   ---------------------------------------------
                                      $180,945       $      -       $180,945       $ 131,946       $      -     $ 131,946
                                =============================================   ==============================================

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


Net Sales by Location                             Three Months Ended                 Nine Months Ended
    of External Customers:                             June 30,                          June 30,
                                             -----------------------------      ----------------------------
                                                 2001             2000             2001             2000
                                             ------------      -----------      ------------    ------------
United States                                    $ 25,031         $ 31,735         $  60,425       $  88,474
United Kingdom                                     24,099                -            77,877               -
Canada                                              4,550            5,954            18,544          19,646
Other countries                                     6,868            9,016            24,099          23,826
                                             ------------      -----------      ------------    ------------
                                                 $ 60,548         $ 46,705         $ 180,945       $ 131,946
                                             ============      ===========      ============    ============
Segment Contribution (Loss):                      Three Months Ended                 Nine Months Ended
                                                       June 30,                          June 30,
                                             -----------------------------      ----------------------------
                                                 2001             2000             2001             2000
                                             ------------      -----------      ------------    ------------
United States                                   $   (437)        $     792        $  (1,831)        $  3,023
China                                              1,650             2,957            4,684            7,176
United Kingdom                                      (773)                -           (3,273)               -
Other segments                                      (948)              148           (1,348)             922
                                             ------------      -----------      ------------    ------------
  Subtotal for segments                             (508)            3,897           (1,768)          11,121
Executive management reorganization                    -                 -                -             (788)
Parent/administrative expenses                    (2,538)           (2,161)          (7,597)          (6,702)
                                             ------------      -----------      ------------    ------------
  Income (loss) before income taxes             $ (3,046)        $   1,736        $  (9,365)        $  3,631
                                             ============      ===========      ============    ============
Interest Expense (Income) (1):                    Three Months Ended                 Nine Months Ended
                                                       June 30,                          June 30,
                                             -----------------------------      ----------------------------
                                                 2001             2000             2001             2000
                                             ------------      -----------      ------------    ------------
United States                                   $   (168)           $   58         $   (381)       $     330
China                                                 (7)               40             (120)             233
United Kingdom                                       920                 -            3,053                -
Other segments                                        81                86              324              355
                                             ------------      -----------      ------------    ------------
  Subtotal for segments                              826               184            2,876              918
Parent interest expense                              487               272            1,362              646
                                             ------------      -----------      ------------    ------------
  Total interest expense                        $  1,313            $  456         $  4,238        $   1,564
                                             ============      ===========      ============    ============

Total Assets (2):                         June 30,           September 30,
                                            2001                  2000
                                     --------------------  -------------------
United States                                $    56,174          $    64,263
China                                             48,830               53,170
United Kingdom                                    68,083               75,505
Other segments                                    10,222               14,252
Eliminations                                     (33,488)             (39,219)
                                     --------------------  -------------------
    Total assets                             $   149,821          $   167,971
                                     ====================  ===================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


Long-Lived Assets (3):

                                                 June 30,             September 30,
                                                    2001                  2000
                                              -------------         ---------------
United States                                 $    11,183           $    12,156
China                                              15,495                12,516
United Kingdom                                      4,070                 5,125
Other segments                                        102                   135
                                              ------------          --------------
  Total long-lived assets                     $    30,850           $    29,932
                                              ============          ==============

Expenditures for Additions to Long-Lived Assets:

                                                     Nine Months Ended June 30,
                                               ------------------------------------
                                                     2001                  2000
                                               ---------------      ---------------
United States                                  $       102           $       537
China                                                3,754                 1,862
United Kingdom                                         335                     -
Other segments                                          13                    81
                                               ---------------      ---------------
  Total expenditures                           $     4,204           $     2,480
                                               ===============      ===============


         (1) The interest expense shown for each segment includes interest paid or earned on inter-segment advances.

         (2) Total assets for United States include parent/administrative assets.

         (3)  Represents property and equipment, net.

Major Customers
---------------

         During the three months ended June 30, 2001 and 2000 one customer with U.S. and Canadian operations accounted for 13.9% and 30.8%, respectively, of the Company's net sales and during the nine months ended June 30, 2001 and 2000, accounted for 12.8% and 29.5%, respectively, of the Company's net sales. Another customer with locations in the U.S., Canada and Mexico accounted for 12.2% and 9.4%, respectively, of the Company's net sales during the three months ended June 30, 2001 and 2000. During the three and nine months ended June 30, 2001 one other customer (included in United Kingdom - based operations) accounted for 16.9% and 17.1%, respectively, of the Company's net sales.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


6.     Commitments and Contingencies

Westinghouse License
--------------------

         On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $13.3 million and $20.0 million for the nine months ended June 30, 2001 and 2000, respectively.

Litigation
----------

         During the past few years the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. After January 1, 1999, the Company is self-insuring up to $10,000 per incident. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $230,000 for this contingency as of June 30, 2001. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against the Company and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim and in June 2001 the Court entered a judgment of approximately $1.8 million for damages and interest thereon. The Company plans to appeal the judgment entered by the Court and to obtain the necessary surety bond for the appeal. Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying June 30, 2001 Condensed Consolidated Financial Statements for this matter.

NYSE Listing
------------

         On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through March 31, 2001, the Company did not meet the new rules, which required a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. On April 5, 2001 the NYSE announced that it had determined that the common stock of the Company should be removed from the list of companies trading on the NYSE. The Company decided not to appeal the NYSE's decision. On May 21, 2001 the Company's common stock began trading on the NASDAQ Over-the-Counter Bulletin Board under the symbol "CALA.OB".

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Pension Plan
------------

         The Company's U.K. subsidiary, Ring Limited ("Ring") has a defined benefit pension plan which covers 29 current employees and over 1,000 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company is reviewing the plan and believes that in the future it may terminate the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The most recent estimate as of January 2001 placed the MFR shortfall at approximately $2.0 million. The U.K. Government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the Company's U.K. plan under the new rules is likely to be much greater than the current $2 million deficit under the MFR method.

7.       Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 4, the Company has significant borrowings obtained through a $75 million credit facility which required, among other things, compliance with financial covenants, including a leverage ratio and a fixed charge coverage ratio, on a quarterly basis. The Company obtained amendments to the credit facility on December 22, 2000 and February 9, 2001, without which the Company would not have been in compliance with the credit facility's financial covenants for the quarters ended September 30, 2000 and December 31, 2000. Due to the sales and profitability declines the Company experienced for the quarter ended March 31, 2001 the Company was not in compliance with one of the amended financial covenants of the credit facility for the quarter ended March 31, 2001. On May 15, 2001 the Company obtained a forbearance agreement, which waived and deferred through June 15, 2001 the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant for the quarter ended March 31, 2001.

         In addition to requiring the Company to meet financial covenants, the $75 million credit facility required the Company to complete a "whitewash procedure" by obtaining certain statutory declarations and an associated auditors' report prescribed under English law, relating to the acquisition of Ring.

         The February 9, 2001 amendment of the $75 million credit facility included a requirement that the Company procure the statutory declarations and independent auditors' report thereon by March 31, 2001. On March 30, 2001, the Company obtained an amendment to the credit facility extending this deadline to May 31, 2001 and on May 15, 2001 the Company obtained a forbearance agreement from its lenders which extended this deadline to June 15, 2001.

         The forbearance agreement obtained by the Company on May 15, 2001 was amended and extended on June 15, 2001 and again on July 16, 2001, with the second amendment extending the terms of the forbearance agreement through July 31, 2001.

         On July 23, 2001 the Company obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC (SCH), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties. See Note 10 of Notes to Condensed Consolidated Financial Statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


          The Company amended and restructured its $75 million credit facility with its bank syndicate group in connection with the Sun transaction. The net proceeds from the transaction amounting to $8.4 million were applied against the revolving loans and term loans under this credit facility. Borrowings under the facility bear interest, payable monthly at the Company's option of either the prime rate plus 1.75% or the LIBOR rate plus 2.75% and thereafter at the rate of prime plus 2% or LIBOR plus 4.75%. Under the amended facility, the Company is required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ending September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating (i) $200,000 on September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002
and September 30, 2002; (ii) $750,000 on December 31, 2002, March 31, 2003, June
30, 2003, and September 30, 2003, and; (iii) $20,842,000 on December 31, 2003.
The revolving loans under the facility mature December 31, 2003. The amendment eliminated (as an event of default under the facility) the requirement that the Company obtain the statutory declarations and associated independent auditors' report. However, if such statutory declarations and auditors' report are not obtained by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 329,149 shares of common stock at a price of $.01 per share.

          The Company utilizes the revolving portions of its $75 million credit facility to support its operations in the U.S. and U.K. The Company's U.S. operations are also supported to a limited extent by cash flows from the Company's China operations. Due to an inability to transfer funds from the U.K. to the U.S. until the whitewash procedure is completed, all payments on the Company's term loans must presently be made by the Company's U.S. operations. As of August 10, 2001, the Company had approximately $13.9 million available under its revolving facilities to support U.S. and U.K. operations. Should its operating losses continue, or should its cash needs in the future exceed its available borrowings under the revolving facilities, the Company may be required to obtain either a modification of the $75 million credit facility or funding from other sources to continue to support its operations.

         The Company's ability to satisfy the terms of its $75 million credit facility in future quarters depends on business and economic conditions, including demand for the Company's products. The Company's continuation as a going concern is dependent upon its ability to successfully maintain the necessary financing arrangements and to comply with the terms of its $75 million credit facility.

8.       Derivative Instruments and Hedging Activities

         The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has subsidiaries in Canada and Mexico and sells its products in these foreign countries. Of the Company's revenues for the nine months ended June 30, 2001, 67% were generated from international customers. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company's foreign-currency risk-management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

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

Fair-Value Hedges
-----------------

         As of June 30, 2001 and for the nine months then ended, the Company's U.K. subsidiary, Ring, entered into forward-exchange contracts to hedge the foreign-currency exposure of its firm commitments to purchase certain inventories from China and Europe in currencies other than the British pound. The forward contracts used in this program mature in three months or less, consistent with the related purchase commitments.

Cash Flow Hedge
---------------

         The Company uses an interest-rate swap to convert the variable rate bonds payable related to its U.S. warehouse facility into a fixed rate of 5.52%. The fair value of this cash-flow hedge of $42,000 (loss, net of tax benefit) at June 30, 2001 is included in stockholders' equity as part of the accumulated comprehensive loss.

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

         The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office through March 31, 2001, amounting to approximately $400,000, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. In addition, due to a continuing inability to sublease the Boston office space, Catalina Industries increased its provision for lease termination costs by $100,000 and $150,000 during the three and nine months ended June 30, 2001, respectively. Operating costs for the Boston office were approximately $247,000 and $786,000 for the three and nine months ended June 30, 2000, respectively.

10.      Recent Developments

         On July 23, 2001 the Company obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC (SCH), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties.

         In exchange for the $11.8 million, the Company issued SCH 8,489,932 shares of common stock and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Equity Partners (STEP). SCH and STEP also received the right to obtain warrants exercisable immediately upon receipt at $.01 per share to purchase an additional 3,904,838 and 1,652,636 shares, respectively, of the Company's common stock. Immediately after the Sun transaction, SCH owned approximately 53% of the Company's outstanding common shares. In connection with the Sun transaction the Company redeemed its shareholders rights plan. SCH entered into a ten-year management services agreement with the Company at an annual fee of $500,000 at the time of closing.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


         The secured subordinated notes are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the notes. Interest and principal on the notes are prepayable subject to a premium equal to an additional 5% of the principal amount of the note. SCH and STEP are also entitled to additional warrants to purchase common shares at $.01 per share for the quarters during which interest on the notes is not paid in cash. Such additional warrants would total 1,078,441 shares of common stock, assuming interest payments do not commence until March 31, 2003.

         The Company amended and restructured its $75 million credit facility with its bank syndicate group in connection with the Sun transaction. The net proceeds from the transaction, amounting to $8.4 million, were applied against the revolving loans and term loans under this credit facility. Borrowings under the facility bear interest, payable monthly at the Company's option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Under the amended facility, the Company is required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ending September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating (i) $200,000 on each of September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and
September 30, 2002; (ii) $750,000 on each of December 31, 2002, March 31, 2003,
June 30, 2003, and September 30, 2003, and; (iii) $20,842,000 on December 31,
2003. The revolving loans under the facility mature December 31, 2003. The amendment eliminated (as an event of default under the facility) the requirement that the Company completed the whitewash procedure in connection with the Ring acquisition by obtaining the statutory declarations and associated independent auditors' report. However, if such statutory declarations and auditors' report are not obtained by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 329,149 shares of common stock at a price of $.01 per share.

         The Company's employment agreements with its Chief Executive Officer, two Executive Vice Presidents and Chief Financial Officer provided for certain payments to these employees in the event the Company experienced a "change in control". The Company resolved these obligations as part of the Sun transaction by terminating the previous employment agreements and entering into settlement agreements with these employees, which agreements provide in the aggregate for
(i) the granting of options to purchase 1,569,229 shares of common stock at a price of $1.18 per share, subject to the increase in the Company's authorized shares, as discussed below, and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under the Company's credit facility has occurred and is continuing. Effective with the closing of the Sun transaction, the Company's former Chief Executive Officer entered into a new one-year employment agreement to serve as the Company's President, the Chief Financial Officer signed a new one-year employment agreement, and the employment of the Company's Executive Vice Presidents was terminated. As part of the settlement agreements the Company obtained covenants not to compete through July 23, 2004.

         Prior to the Sun transaction, 7,388,315 shares of the Company's common stock were outstanding, and another 1,523,434 shares were issuable upon exercise of outstanding stock options. In connection with the Sun transaction and the amendment of the credit facility, the Company issued SCH 8,489,932 shares and, subject to an increase in the Company's authorized shares, granted the rights to SCH and the other parties to obtain warrants and stock options for an additional 8,784,293 shares. Because the aggregate number of shares (including shares issuable upon exercise of options or warrants) to be issued in the transaction would exceed the remaining available authorized shares, the Company is required to obtain shareholder approval to increase its authorized number of shares to an amount sufficient to provide for the additional shares contingently issuable as a result of the transaction. If shareholder approval is not obtained and the warrants due STEP and the bank syndication group are not issued by December 31, 2001, STEP has the right to retroactively increase the interest rate on its subordinated note to 15%, and the bank group has the right to add 75 basis points to the interest rate on the credit facility.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


         As a result of these transactions, the Company's board of directors was expanded to nine members, and six individuals designated by SCH became members of the board of directors. Subsequent to the consummation of these transactions, Eric Bescoby (formerly the president and a director of an affiliate of SCH) was named chief executive officer of the Company. In addition, the board of directors was expanded to ten members and Mr. Bescoby became a member of the board of directors. On August 8, 2001 Robert Hersh, the Company's President, and a member of the board of directors resigned from the board of directors and terminated his employment with the Company.


         The Sun transaction may constitute a change of ownership of the Company as defined under Internal Revenue Code Section 382 ("IRC 382"). In general, IRC 382 can limit an entity's utilization of its net operating loss carryforwards and other anticipated tax return deductions existing at the time the change in ownership occurs. Management is presently evaluating and has not yet determined the impact of IRC 382 on the Company arising from the Sun transaction. The Company had $4.7 million in deferred tax assets at June 30, 2001. A portion or all of these deferred tax assets may be required to be expensed should it ultimately be determined that the utilization of the components of these deferred tax assets is limited under IRC 382.

11.  Income Taxes

     The effective income tax rates for the nine months ended June 30, 2001 and 2000 were 17.9% and 34.8%, respectively. The lower effective tax rate for the Company's income tax benefit in 2001 is attributable to $3.7 million in losses for which no tax benefit has been provided. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES


ITEM II Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     In the following comparison of the results of operations, the three and nine months ended June 30, 2001 and 2000 are referred to as 2001 and 2000, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at June 30, 2001.

RECENT DEVELOPMENTS

     On July 23, 2001 the Company obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC (SCH), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties.

     In exchange for the $11.8 million, the Company issued SCH 8,489,932 shares of common stock and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Equity Partners (STEP). SCH and STEP also received the right to obtain warrants exercisable immediately upon receipt at $.01 per share to purchase an additional 3,904,838 and 1,652,636 shares, respectively, of the Company's common stock. Immediately after the Sun transaction, SCH owned approximately 53% of the Company's outstanding common shares. SCH entered into a ten-year management services agreement with the Company at an annual fee of $500,000 at the time of closing.

     The secured subordinated notes are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the notes. Interest and principal on the notes are prepayable subject to a premium equal to an additional 5% of the principal amount of the note. SCH and STEP are also entitled to additional warrants to purchase common shares at $.01 per share for the quarters during which interest on the notes is not paid in cash. Such additional warrants would total 1,078,441 shares of common stock, assuming interest payments do not commence until March 31, 2003.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     The Company amended and restructured its $75 million credit facility with its bank syndicate group in connection with the Sun transaction. The net proceeds from the transaction, amounting to $8.4 million, were applied against the revolving loans and term loans under this credit facility. Borrowings under the facility bear interest, payable monthly at the Company's option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Under the amended facility, the Company is required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ending September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating (i) $200,000 on each of September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and
September 30, 2002; (ii) $750,000 on each of December 31, 2002, March 31, 2003,
June 30, 2003, and September 30, 2003, and; (iii) $20,842,000 on December 31,
2003. The revolving loans under the facility mature December 31, 2003. The amendment eliminated (as an event of default under the facility) the requirement that the Company completed the whitewash procedure in connection with the Ring acquisition by obtaining the required statutory declarations and associated independent auditors' report. However, if such statutory declarations and auditors' report are not obtained by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 329,149 shares of common stock at a price of $.01 per share.

     The Company's employment agreements with its Chief Executive Officer, two Executive Vice Presidents and Chief Financial Officer provided for certain payments to these employees in the event the Company experienced a "change in control". The Company resolved these obligations as part of the Sun transaction by terminating the previous employment agreements and entering into settlement agreements with these employees, which agreements provide in the aggregate for
(i) the granting of options to purchase 1,569,229 shares of common stock at a price of $1.18 per share, subject to the increase in the Company's authorized shares, as discussed below, and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under the Company's credit facility has occurred and is continuing. Effective with the closing of the Sun transaction, the Company's former Chief Executive Officer entered into a new one-year employment agreement to serve as the Company's President, the Chief Financial Officer signed a new one-year employment agreement, and the employment of the Company's Executive Vice Presidents was terminated. As part of the settlement agreements the Company obtained covenants not to compete through July 23, 2004.

     Prior to the Sun transaction, 7,388,315 shares of the Company's common stock were outstanding, and another 1,523,434 shares were issuable upon exercise of outstanding stock options. In connection with the Sun transaction and the amendment of the credit facility, the Company issued SCH 8,489,932 shares and, subject to an increase in the Company's authorized shares, granted the rights to SCH and the other parties to obtain warrants and stock options for an additional 8,784,293 shares. Because the aggregate number of shares (including shares issuable upon exercise of options or warrants) to be issued in the transaction would exceed the remaining available authorized shares, the Company is required to obtain shareholder approval to increase its authorized number of shares to an amount sufficient to provide for the additional shares contingently issuable as a result of the transaction. If shareholder approval is not obtained and the warrants due STEP and the bank syndication group are not issued by December 31, 2001, STEP has the right to retroactively increase the interest rate on its subordinated note to 15%, and the bank group has the right to add 75 basis points to the interest rate on the credit facility.

     As a result of these transactions, the Company's board of directors was expanded to nine members, and six individuals designated by SCH became members of the board of directors. Subsequent to the consummation of these transactions, Eric Bescoby (formerly the president and a director of an affiliate of SCH) was named Chief Executive Officer of the Company. In addition, the board of directors was expanded to ten members and Mr. Bescoby became a member of the board of directors. On August 8, 2001 Robert Hersh, the Company's President and a member of the board of directors, resigned from the board of directors and as an officer of the Company and terminated his employment with the Company.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 and 2000
-------------------------------------------------------

Consolidated Results

     The Company's results for 2001 continue to reflect the adverse effects on sales and gross margins of economic and retail conditions. The Company had a net loss of $2.4 million, or $.33 per diluted share, in 2001. Net income for 2000 was $1.1 million, or $0.14 per diluted share.

     The Company's July 5, 2000 acquisition of Ring PLC ("Ring"), a supplier of lighting, automotive and consumable products located in the United Kingdom, significantly affected 2001 operating results and the comparability of current year results to those for 2000. The Company's 2001 results include net sales of $24.4 million and a pretax loss of $773,000 attributable to Ring. Ring's pretax loss of $773,000 includes interest and financing costs and goodwill amortization related to the acquisition aggregating $1.2 million. Ring's results for the period were negatively affected by a highly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines, and a continued weakness of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

     Net sales for 2001 were $60.5 million, a $13.8 million increase from the prior year as a result of the Ring acquisition. Excluding Ring, net sales for 2001 were $36.1 million, as compared to $46.7 million in 2000. In 2001, sales to U.S. and international customers (excluding Ring) were $25.0 million and $11.1 million, respectively, and in 2000 such sales (excluding Ring) amounted to $31.7 million and $15.0 million, respectively. Management believes the U.S. sales decline is attributable to the general slowdown in the U.S. retail economy that has affected the purchasing patterns of the Company's major U.S. customers.

     Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 40%, 44%, 12% and 4% of net sales in 2001. Lamps and lighting fixtures accounted for 57% and 43% of net sales in 2000. In 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $10.2 million (16.9%) of the Company's net sales. In 2001 and 2000, Home Depot accounted for $8.4 million (13.9%) and $14.4 million (30.8%), respectively, of the Company's net sales. In 2001 and 2000, Wal-Mart and an affiliate accounted for $7.4 million (12.2%) and $4.4 million (9.4%), respectively, of the Company's net sales. Sales made from warehouses constituted 52% of the Company's net sales in 2001, up from 19% in 2000 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses.

     Gross profit in total dollars decreased from $8.9 million in 2000 to $8.1 million in 2001 and decreased as a percentage of sales from 19.1% in 2000 to 13.3% in 2001. The decrease in the gross profit percent is due to the inclusion of $24.4 million in sales from Ring at a gross profit percentage of 12.7%, gross margin pressure attributable to economic conditions and a weak retail environment, and lost contributions from the decrease in U.S. and international sales.

     Selling, general and administrative expenses ("SG&A") for 2001 were $9.8 million, an increase of $3.0 million from the prior year. The increase reflects $2.9 million in Ring-related SG&A.

     Greater interest expense for 2001 reflects the interest on the loans to fund the Ring acquisition.

     Other expenses of $19,000 for 2001 consisted of a net foreign currency loss ($82,000), dividends on Ring convertible preference stock ($39,000), partially reduced by interest income ($48,000) and other miscellaneous income ($54,000). Other income of $54,000 in 2000 consisted primarily of interest income ($123,000), income from joint ventures ($72,000), a net foreign currency loss ($182,000) and miscellaneous income ($41,000).

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     The effective income tax rates for 2001 and 2000 were 20.7% and 37.8%, respectively. The lower effective tax rate for the Company's income tax benefit in 2001 is attributable to $1.0 million in losses for which no tax benefit has been provided. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Outlook

     Management believes the economic and business factors that have adversely impacted the Company's results will continue. The Company expects to report a net loss for the fourth quarter of fiscal 2001 as a result of these conditions, the settlement of the Company's employment agreements with former members of executive management and other factors. On July 23, 2001 the Company obtained additional financing and restructured its $75 million credit facility. See "Recent Developments", "Liquidity and Capital Resources" and Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements.

Results By Segment

     See Note 5 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)
-----------------------------------

     Catalina Industries had a segment loss in 2001 of $437,000 as compared to a contribution of $792,000 in 2000. The decrease in segment contribution in 2001 primarily reflects lower sales.

     Sales by Catalina Industries to external customers were $24.9 million in 2001, a decrease of $6.9 million from 2000. Sales to Home Depot were $7.6 million or $4.5 million less than in 2000 and sales to the office superstores group of customers decreased by $2.1 million. Management believes the sales decline is attributable to a general slow down in the U.S. retail economy that has affected the purchasing patterns of the Company's major customers. In 2001, Home Depot, Wal-Mart and K-Mart accounted for 30.6%, 23.4% and 15.4% of Catalina Industries' net sales and 38.1%, 10.1% and 14.5% in 2000, respectively.

     Gross profit decreased by $1.2 million in 2001 due to the lower sales volume.

     Presently, most major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Approximately 82% of Catalina Industries' sales in the third quarter of 2001 were made on a direct basis as compared to 80% in 2000, representing a $1.9 million decrease in warehouse sales from 2000 to 2001. Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 18% for the current quarter. This percentage decline represents a significant decrease in sales dollars. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998 and is considering other strategic alternatives to reduce overall warehousing costs. Catalina Industries may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall warehousing costs. The need to generate cash to meet liquidity needs and the requirements of the Company's $75 million credit facility (see "Liquidity and Capital Resources") have necessitated a lowering of U.S. warehouse inventories. This need and market conditions resulted in a lower relative gross profit percentage for Catalina Industries' warehouse sales for the June 2001 quarter. Further declines in warehouse sales, the need to lower inventories to generate cash and the continuing weak U.S. retail environment could adversely impact Catalina Industries' gross profit in the future.

     Catalina Industries experienced an increase in SG&A of approximately $232,000 in 2001 which was partially offset by a $190,000 decrease in interest expense.

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

     The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Due to the continuing inability to find a lessee for the Boston office space, Catalina Industries increased its provision for lease termination costs by $100,000 during the 2001 quarter. Costs incurred for the Boston office for the three months ended June 30, 2000 were approximately $247,000.

Go-Gro (China)
--------------

     Go-Gro's segment contribution decreased in 2001 to $1.7 million, down $1.3 million from $3.0 million in 2000.

     Go-Gro's sales for 2001 were $32.1 million, a decrease of $6.4 million from the $38.5 million generated in 2000. Sales of products manufactured by Go-Gro in 2001 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $3.9 million, to $16.4 million. Third party and intercompany sales by Go-Gro in 2001 were $5.8 million and $26.3 million, respectively, while the comparable sales amounts for 2000 were $7.9 million and $30.6 million, respectively. Third party sales in 2000 included $1.4 million in sales to Ring Limited. The decline in the intercompany sales in 2001 primarily reflects the lower overall sales to Catalina Industries attributable to a decline in Catalina Industries' U.S. business. Sales to one third-party customer were $1.8 million in 2001 and $3.6 million in 2000.

     A $492,000 decrease in SG&A served to partially offset a $1.6 million decrease in gross profit due to the $6.4 million decrease in sales.

Ring Limited (United Kingdom)
-----------------------------

     Ring was acquired by the Company on July 5, 2000, and the 2000 Ring results provided below for comparative purposes were not part of the Company's consolidated 2000 results.

     The Ring segment recorded a pretax loss of $773,000 for 2001, which includes $252,000 in goodwill amortization arising from the acquisition and $905,000 in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax income for the quarter ended June 30, 2001 was approximately $384,000. Ring benefited from the receipt of approximately $714,000 in proceeds from the settlement of litigation during the 2001 quarter. Ring generated a pretax loss (excluding non-recurring charges) of approximately $213,000 for the quarter ended June 30, 2000. Net sales and gross profit for the three months ended June 30, 2001 were $24.4 million and $3.1 million, respectively, as compared to $27.1 million and $3.2 million, respectively for the same period of 2000. Net sales to B&Q, a subsidiary of Kingfisher PLC, accounted for $10.2 million or 41.9% of Ring's sales for 2001. Ring's sales volume and gross profit reflect a highly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket (including bankruptcies of certain customers and the entry of new competitors), and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the quarter ended June 30, 2001 was approximately 1.42 to 1, a significant decline from the average exchange rate for the quarter ended June 30, 2000 of 1.53 to 1.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Comparison of Nine Months Ended June 30, 2001 and 2000
------------------------------------------------------

Consolidated Results

     The Company had a net loss of $7.7 million, or $1.04 per diluted share, in 2001. Net income for 2000, was $2.4 million, or $0.30 per diluted share.

     The Company's July 5, 2000 acquisition of Ring significantly affected 2001 operating results and the comparability of current year results to those for 2000. The Company's 2001 results include net sales of $80.5 million and a pretax loss of $3.3 million attributable to Ring. Ring's pretax loss of $3.3 million includes interest and financing costs and goodwill amortization related to the acquisition aggregating $3.5 million. Ring's results for the period were negatively affected by a highly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines and a continued weakness of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

     Net sales for 2001 were $180.9 million, a $49.0 million increase from the prior year. Excluding Ring, net sales for 2001 were $100.5 million, as compared to $131.9 million in 2000. In 2001 sales to U.S. and international customers (excluding Ring) were $60.2 million and $40.3 million, respectively, and in 2000 such sales (excluding Ring) amounted to $88.5 million and $43.4 million, respectively. Management believes this U.S. sales decline is attributable to the general slow down in the U.S. retail economy that has affected the purchasing patterns of the Company's major U.S. customers.

     Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 39%, 45%, 12% and 4% respectively of net sales in 2001. Lamps and lighting fixtures accounted for 61% and 39% of net sales in 2000. In 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $30.9 million (17.1%) of the Company's net sales. In 2001 and 2000, Home Depot accounted for $23.1 million (12.8%) and $39.0 million (29.5%), respectively, of the Company's net sales. Sales made from warehouses constituted 57% of the Company's net sales in 2001, up from 23% in 2000 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses.

     Gross profit increased in total dollars by $427,000, but decreased as a percentage of sales from 19.6% in 2000 to 14.5% in 2001. The $427,000 increase reflects contributions from higher sales resulting from the addition of Ring. The decrease in the gross profit percent is due to the inclusion of $80.5 million in sales from Ring at a gross profit percentage of 12.3%, gross margin pressure attributable to economic conditions and a weak retail environment, and lost contributions from the decrease in sales.

     Selling, general and administrative expenses ("SG&A") for 2001 were $31.0 million, an increase of $10.0 million from the prior year. The increase reflects $10.0 million related to Ring. SG&A for 2000 included a $788,000 charge to settle the employment contract of an Executive Vice President pursuant to a reorganization of the Company's executive management structure.

     Greater interest expense for 2001 reflects the interest on the loans to fund the Ring acquisition, interest on Ring's revolving loans of $542,000 and a greater weighted average interest rate.

     Other expenses of $334,000 for 2001 consisted of a net foreign currency loss ($380,000), dividends on Ring convertible preferred stock ($125,000), and other miscellaneous expenses partially reduced by interest income ($173,000). Other income of $426,000 in 2000 consisted of interest income ($346,000), income from joint ventures ($178,000) and other miscellaneous income partially offset by a net foreign currency loss ($118,000).

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     The effective income tax rates for 2001 and 2000 were 17.9% and 34.8%, respectively. The lower effective tax rate for the Company's income tax benefit in 2001 is attributable to $3.7 million in losses for which no tax benefit has been provided. The Company's effective income tax rate is dependent both on the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, the Company's effective tax rate may vary in future periods. The Company's effective income tax rate reflects the anticipated tax benefits associated with the Company's 1999 restructuring of its international operations. Should these tax benefits not materialize, the Company may experience an increase in its effective consolidated income tax rate.

Results By Segment

     See Note 5 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)
-----------------------------------

     Catalina Industries had a segment loss in 2001 of $1.8 million as compared to a contribution of $3.0 million in 2000. The decrease in segment contribution in 2001 reflects lower sales.

     Sales by Catalina Industries to external customers were $60 million in 2001, a decrease of $28.3 million from 2000. Sales to Home Depot were $17.9 million or $14.7 million less than in 2000 and sales to the office superstores group of customers decreased by $10.4 million. Management believes the sales decline is attributable to a general slow down in the U.S. retail economy that has affected the purchasing patterns of the Company's major customers. In 2001, Home Depot, Wal-Mart and K-Mart accounted for 29.9%, 20.8% and 14.0% of Catalina Industries' net sales and such customers accounted for 36.9%, 8.9% and 10.1% of net sales in 2000, respectively.

     Gross profit decreased by $5.3 million in 2001 due to the lower sales volume.

     Presently, most major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Approximately 78% of Catalina Industries' sales in 2001 were made on a direct basis during the nine months ended June 30, 2001 compared to 77% for the same period in 2000, representing a $7.3 million decrease in warehouse sales from 2000 to 2001. Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and annual warehouse sales were 61% of U.S. sales compared to the 22% for the most current nine months. This percentage decline represents a significant decrease in sales dollars. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998 and is considering other strategic alternatives to reduce overall warehousing costs. Catalina Industries may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall warehousing costs. The need to generate cash to meet liquidity needs and the requirements of the Company's $75 million credit facility (see "Liquidity and Capital Resources") have necessitated a lowering of U.S. warehouse inventories. This need and market conditions resulted in a lower relative gross profit percentage for Catalina Industries' warehouse sales for the nine months ended June 30, 2001. Further declines in warehouse sales, the need to lower inventories to generate cash and the continuing weak U.S. retail environment could adversely impact the Catalina Industries' gross profit in the future.

     Catalina Industries increased its SG&A by approximately $211,000 in 2001. Decreases in sales-related expenses and certain other expenses were not sufficient to offset a $653,000 provision for uncollectible accounts receivable for customers which filed for bankruptcy.

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Costs incurred for the Boston office during the nine months ended June 30, 2001 and 2000 were approximately $400,000 and $786,000, respectively. In addition, due to the continuing inability to sublease the Boston office space, Catalina Industries increased its provision for lease termination costs by $150,000 during the 2001 nine-month period.

Go-Gro (China)
--------------

     Go-Gro's segment contribution decreased in 2001 to $4.7 million, down $2.5 million from $7.2 million in 2000, reflecting the impact of a $17.3 million decrease in sales.

     Go-Gro's sales for 2001 were $85.6 million, a decrease of $17.3 million from the $102.9 million generated in 2000. Sales of products manufactured by Go-Gro in 2001 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $5.1 million, to $47.2 million. Third party and intercompany sales by Go-Gro in 2001 were $19.0 million and $66.6 million, respectively, while the comparable sales amounts for 2000 were $20.3 million and $82.6 million, respectively. The decline in intercompany sales for 2001 is primarily attributable to the overall sales decline to Catalina Industries reflecting a decrease in Catalina Industries' U.S. business. Third party sales in 2000 included $5.0 million in sales to Ring Limited. Sales to one third-party customer were $7.6 million in 2001 and $6.9 million in 2000, respectively.

     Gross profit decreased by $2.6 million due to the $17.3 million decrease in sales.

Ring Limited (United Kingdom)
-----------------------------

     Ring was acquired by the Company on July 5, 2000, and the 2000 Ring results provided below for comparative purposes were not part of the Company's consolidated 2000 results.

     The Ring segment recorded a pretax loss of $3.3 million for 2001, which includes $767,000 in goodwill amortization arising from the acquisition and $2.8 million in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax income for the nine months ended June 30, 2001 was approximately $260,000. Ring benefited from the receipt of approximately $714,000 in proceeds from the settlement of litigation during 2001. Ring generated pretax income (excluding non-recurring charges) of approximately $3.2 million for the nine months ended June 30, 2000. Net sales and gross profit for the nine months ended June 30, 2001 were $80.4 million and $9.9 million, respectively, as compared to $91.3 million and $14.2 million, respectively for the same period of 2000. Net sales to B&Q, a subsidiary of Kingfisher PLC, accounted for $30.9 million or 38.4% of Ring's sales for 2001. Ring's sales volume and gross profit reflect a highly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket (including bankruptcies of certain customers and the entry of new competitors), and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the nine months ended June 30, 2001 was approximately 1.44 to 1, a significant decline from the average exchange rate for the nine months ended June 30, 2000 of 1.59 to 1. Ring's profitability erosion is directly related to the economic factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Cash Flows and Financial Condition
----------------------------------

     The Company's operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $323,000 from September 30, 2000 to June 30, 2001.

     The Company used funds generated from operations and proceeds from its credit lines to pay for capital expenditures and make payments of $2.5 million on its term loans. Capital expenditures for the period totaled $4.2 million, of which $2.6 million related to the planned expansion of the Go-Gro manufacturing facility and Go-Gro equipment purchases and the remainder primarily related to the purchase of computer software.

     Accounts receivable balances decreased to $28.1 million at June 30, 2001 from $36.6 million at September 30, 2000 resulting from the significant decline in sales to U.S. customers. Inventory levels at June 30, 2001 were approximately $43.2 million, as compared to $52.8 million at September 30, 2000, due to seasonal factors and the Company's focus on lowering its inventories in each of its principal business segments in response to current business and economic conditions and liquidity needs.

     The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $10,159,000 and $11,703,000 at June 30, 2001 and September 30, 2000,
respectively. The amounts of the Company's accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Acquisition and Credit Facilities
---------------------------------

     On July 5, 2000 the Company acquired Ring Plc ("Ring"), a leading supplier of lighting, automotive after-market products and industrial consumables in the United Kingdom. The total consideration for the acquisition was approximately
22.4 million Great British Pounds ("GBP") or approximately U.S. $33.8 million.

     The Company entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate its existing U.S. credit facility and Ring's U.K. facility. The facility consists of two term loans amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 10.5 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K. of $20 million and the GBP equivalent of U.S. $25 million (approximately GBP 17.7 million), respectively. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the U.S. and U.K. Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's Canadian and first tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. The $75 million credit facility contains financial covenants requiring the Company to meet certain debt to adjusted earnings (i.e. leverage) and fixed charge coverage ratios on a quarterly basis. The Company obtained an amendment of this credit facility on December 22, 2000, and without this amendment the Company would not have been in compliance with one of the financial covenants for the quarter ended September 30, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     The Company obtained amendments to the credit facility on December 22, 2000 and February 9, 2001, without which the Company would not have been in compliance with the credit facility's financial covenants for the quarters ended September 30, 2000 and December 31, 2000. Due to the net loss for the quarter ended March 31, 2001, the Company was not in compliance with one of the financial covenants under the $75 million credit facility for that quarter. On May 15, 2001, the Company obtained a forbearance agreement, which in the absence of any further breach or default waived and deferred through June 15, 2001 the lenders' ability to exercise their rights and remedies for the event of default under the credit facility resulting from the failure to meet the financial covenant for the quarter ended March 31, 2001.

     In addition to requiring compliance with financial covenants, the credit facility required the Company to complete a "whitewash procedure" by obtaining certain statutory declarations and an associated auditors' report prescribed under English law as explained in the following paragraph.

     Proceeds from the $75 million credit facility were used in part to fund the Company's acquisition of Ring, a British company, on July 5, 2000. Under English law a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors' are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. The February 9, 2001 amendment to the $75 million credit facility included a requirement that the Company procure the directors' statutory declarations regarding Ring's solvency and independent auditors' report thereon by March 31, 2001. On March 30, 2001, the Company obtained an amendment to the credit facility extending this deadline to May 31, 2001 and on May 15, 2001 the Company obtained a forbearance agreement which extended this deadline to June 15, 2001.

     The forbearance agreement obtained by the Company on May 15, 2001 was amended and extended on June 15, 2001 and again on July 16, 2001, with the second amendment extending the terms of the forbearance agreement through July 31, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     On July 23, 2001 the Company obtained $11.8 million in additional funding and amended and restructured its $75 million credit facility as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC
(SCH), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties.

     In exchange for the $11.8 million, the Company issued SCH 8,489,932 shares of common stock and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Equity Partners (STEP). SCH and STEP also received the right to obtain warrants exercisable immediately upon receipt at $.01 per warrant to purchase an additional 3,904,838 and 1,652,636 shares, respectively, of the Company's common stock. Immediately after the Sun transaction, SCH owned approximately 53% of the Company's outstanding common shares. In connection with the Sun transaction the Company redeemed its shareholders rights plan. SCH entered into a ten-year management services agreement with the Company at an annual fee of $500,000 at the time of closing.

     The secured subordinated notes are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in arrears commencing March 31, 2003. Interest and principal on the notes are prepayable subject to a premium equal to 5% of the note principal. SCH and STEP are also entitled to additional warrants to purchase common shares at $.01 per share for the quarters during which interest on the notes is not paid. Such additional warrants would total 1,078,441, assuming interest payments do not commence until March 31, 2003.

     The Company amended and restructured its $75 million credit facility with its bank syndicate group in connection with the Sun transaction. The net proceeds from the transaction amounting to $8.4 million were applied against the revolving loans and term loans under this credit facility. Borrowings under the facility bear interest, payable monthly at the Company's option of either the prime rate plus and applicable margin or the LIBOR rate plus an applicable margin. Under the amended facility, the Company is required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ending September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating (i) $200,000 on each of September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and
September 30, 2002; (ii) $750,000 on each of December 31, 2002, March 31, 2003,
June 30, 2003, and September 30, 2003, and; (iii) $20,842,000 on December 31,
2003. The revolving loans under the facility mature December 31, 2003. The amendment eliminated (as an event of default under the facility) the requirement that the Company obtain certain statutory declarations and associated independent auditors' report relating to the Company's acquisition of Ring PLC. However, if such statutory declarations and auditors' report are not obtained by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 329,149 shares of common stock at a price of $.01 per share.

     The Company's employment agreements with its Chief Executive Officer, two Executive Vice Presidents and Chief Financial Officer provided for certain payments to these employees in the event the Company experienced a "change in control". The Company resolved these obligations as part of the Sun transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 1,569,229 shares of common stock at a price of $1.18 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under the Company's credit facility has occurred and is continuing. Effective with the closing of the Sun transaction, the Company's former Chief Executive Officer entered into a new one-year employment agreement to serve as the Company's President, the Chief Financial Officer signed a new one-year employment agreement, and the employment of the Company's Executive Vice Presidents was terminated. In August 2001 the Company's former Chief Executive Officer (and acting President) resigned from the Company. As part of the settlement agreements, the Company obtained covenants not to compete through July 23, 2004.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


     Prior to the Sun transaction, 7,388,315 shares of the Company's common stock were outstanding, and another 1,523,434 shares were issuable upon exercise of outstanding stock options. In connection with the Sun transaction and the amendment of the credit facility, the Company issued SCH 8,489,932 shares and, subject to an increase in the Company's authorized shares, granted the rights to SCH and the other parties to obtain warrants and stock options for an additional 8,784,293 shares. Because the aggregate number of shares (including shares issuable upon exercise of options or warrants) to be issued in the transaction would exceed the remaining available authorized shares, the Company is required to obtain shareholder approval to increase its authorized number of shares to an amount sufficient to provide for the additional shares contingently issuable as a result of the transaction. If shareholder approval is not obtained and the warrants due STEP and the bank syndication group are not issued by December 31, 2001, STEP has the right to retroactively increase the interest rate on its subordinated note to 15%, and the bank group has the right to add 75 basis points to the interest rate on the credit facility.

     The Sun transaction may constitute a change of ownership of the Company as defined under Internal Revenue Code Section 382 ("IRC 382"). In general, IRC 382 can limit an entity's utilization of its net operating loss carryforwards and other anticipated tax return deductions existing at the time the change in ownership occurs. Management is presently evaluating and has not yet determined the impact of IRC 382 on the Company arising from the Sun transaction. The Company had $4.7 million in deferred tax assets at June 30, 2001. A portion or all of these deferred tax assets may be required to be expensed should it ultimately be determined that the utilization of the components of these deferred tax assets is limited under IRC 382.

     The Company utilizes the revolving portions of its $75 million credit facility to support its operations in the U.S. and U.K. The Company's U.S. operations are also supported to a limited extent by cash flows from the Company's China operations. Due to an inability to transfer funds from the U.K. to the U.S. until the whitewash procedure is completed, all payments on the Company's term loans must presently be made by the Company's U.S. operations. As of August 10, 2001, the Company had $13.9 million available under its revolving facilities to support U.S. and U.K. operations. Should its operating losses continue, or should its cash needs in the future exceed its available borrowings under the revolving facilities, the Company may be required to obtain either a modification of the $75 million credit facility or funding from other sources to continue to support its operations.

     The Company's ability to satisfy the terms of its $75 million credit facility in future quarters depends on business and economic conditions, including demand for the Company's products. The Company's continuation as a going concern is dependent upon its ability to successfully maintain the necessary financing arrangements and to comply with the terms of its $75 million credit facility. Although no assurances can be given, the Company believes that it will be able to continue operating as a going concern.

     The Company's credit facilities, English law, and U.S. and foreign income tax considerations, impact the flow of the Company's funds between its major subsidiaries. The Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to other Company subsidiaries. Any loan made or dividends paid either directly or indirectly by Go-Gro to the Company or its U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in the Company's U.S. income taxes payable and its effective tax rate. The $75 million credit facility prohibits loans to Go-Gro from either Ring or the Company other than normal intercompany payables arising from trade. This facility permits loans from the Company to Ring, but prohibits loans from Ring to the Company to payments constituting dividends or a return of capital. English laws and the Company's current inability to complete the whitewash procedure also restrict the amount of funds that may be transferred from Ring to the parent Company and other subsidiaries.

     Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving credit facility with the bank syndication group. The arrangement provides for borrowings, trade letters of credit, bonds, and foreign currency forward contracts and transactions. Borrowings, trade letters of credit, bonds and foreign currency forward contracts outstanding under this arrangement amounted to approximately $6.4 million, $24,000, $190,000 and $7.5 million, respectively, at June 30, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     The Company's Canadian subsidiary has a credit facility with a Canadian bank which provides 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.6 million) in revolving demand credit. Canadian dollar advances bear interest at the Canadian prime rate plus .5% (6.75% at June 30, 2001) and U.S. dollar advances bear interest at the U.S. base rate of the bank (7.25% at June 30, 2001). The credit facility is secured by substantially all of the assets of the Company's Canadian subsidiary. The agreement contains certain minimum covenants to be met by the Canadian subsidiary, prohibits the payment of dividends, and limits advances by the bank to a borrowing base calculated based upon receivables and inventory. At September 30, 2000, $2.5 million in net assets of the Company's Canadian subsidiary were restricted under the credit facility and could not be transferred to the parent Company. This facility is payable upon demand and is subject to an annual review by the bank. The Company pays a monthly commitment fee of .25% based on the unused portion of the facility. At June 30, 2001, U.S. $274,000 was available under the borrowing base calculation. On August 13, 2001, the Company received verbal notification from the bank of their intention to demand repayment by December 31, 2001.

     Go-Gro, the Company's Hong Kong subsidiary, has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) credit facility with a Hong Kong bank. The facility provides credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. Advances bear interest at the Hong Kong prime rate plus .25% (7.25% at June 30, 2001). The facility is secured by a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to its parent and affiliates. At September 30, 2000, $17.2 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the parent Company. This facility is repayable upon demand and is subject to an annual review by the bank. At June 30, 2001, the Company had used $1.6 million of this line for letters of credit (there were no borrowings) and U.S. $6.1 million was available. As a result of the Company's present financial situation, the Hong Kong bank is currently requiring Go-Gro to maintain additional collateral in the form of cash deposits as security on this facility. Such deposits amounted to $1.4 million at June 30, 2001.

     The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) its warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (4.0% at June 30, 2001) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $5.2 million direct pay letter of credit which is not part of the Company's credit lines. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The unpaid balance of these bonds was $5.1 million at June 30, 2001. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

     The Company has a $1 million facility with a U.S. financial institution to finance the purchase of equipment in the United States, of which $870,000 was available at June 30, 2001.

     The Company financed its corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $845,000 at June 30, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Capital Expenditures
--------------------

     In September 2000 the Company's wholly-owned Hong Kong subsidiary, Go-Gro Industries ("Go-Gro") made a deposit of approximately $1 million to purchase its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

     JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million through June 30, 2001.

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

Westinghouse License
--------------------

     On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Subject to the minimum sales conditions discussed below, the agreement terminates on September 30, 2002 with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Either party has the right to terminate the agreement if the Company does not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $13.3 million and $20.0 million for the nine months ended June 30, 2001 and 2000, respectively. The Company does not expect to meet the $30 million in minimum net shipments for 2001, and is presently discussing with Westinghouse a possible amendment of the terms of this license agreement.

NYSE Listing
------------

     On August 9, 1999 the New York Stock Exchange ("NYSE") notified the Company that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a NYSE listing. Through March 31, 2001, the Company did not meet the new rules, which required a total market capitalization of $50 million and the maintenance of minimum total stockholders' equity of $50 million. On April 5, 2001 the NYSE announced that it had determined that the common stock of the Company should be removed from the list of companies trading on the NYSE. The Company decided not to appeal the NYSE's decision. On May 21, 2001 the company's common stock began trading on the NASDAQ Over-the-Counter Bulletin Board under the symbol "CALA.OB".

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


Litigation
----------

     During the past few years the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. After January 1, 1999, the Company is self-insuring up to $10,000 per incident. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $230,000 for this contingency as of June 30, 2001. Management does not believe that this self-insurance provision will have a material adverse impact on the Company's financial position or annual results of operations. However, no assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

     On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against Catalina and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim and in June 2001 the Court entered a judgment of approximately $1.8 million for damages and interest thereon. The Company plans to appeal the judgment entered by the Court and to obtain the necessary surety bond for the appeal. Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying June 30, 2001 Condensed Consolidated Financial Statements for this matter.

Other Matters
-------------

     The People's Republic of China ("China") currently enjoys normal trading relations ("NTR"). In the context of United States tariff legislation, such treatment means that products are subject to favorable duty rates upon entry into the United States. The United States annually reconsiders the renewal of NTR trading status for China. Members of Congress and the "human rights community" also monitor the human rights issues in China and adverse developments in human rights and other trade issues in China could affect U.S. - China relations. As a result of various political and trade disagreements between the U.S. Government and China, it is possible restrictions could be placed on trade with China in the future which could adversely impact the Company's operations and financial position.

     Ring has a defined benefit pension plan which covers 29 current employees and over 1,000 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company is reviewing the future of the plan and believes that in the future it may begin the process of terminating the Company's liability under the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The most recent estimate as of January 2001 placed the MFR shortfall at approximately $2.0 million. The U.K. Government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the Company's U.K. plan under the new rules is likely to be much greater than the current $2 million deficit under the MFR method.

     As of June 30, 2001, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2 % per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchased method. SFAS 141 is effective June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of June 30, 2001, the Company has not assessed the impact of adopting SFAS 142.

Impact of Inflation and Economic Conditions

     Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials prices could have an adverse impact on the Company's net sales and income from continuing operations.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES

ITEM III    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
---------------------

     The Company maintains investments in subsidiaries in Canada, Mexico and Chile and sells its products into these foreign countries. The Company sells into Europe and maintains major capital investments in manufacturing facilities in China and supporting administrative offices in Hong Kong. With the acquisition of Ring in July 2000, the Company has a major capital investment and significant operations in the United Kingdom. Due to the significance of its international sales and operations, the Company's business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which it conducts business depreciated against the U.S. dollar the Company could experience significant changes in its translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact the Company's future earnings. Large fluctuations in currency exchange rates could have a material adverse effect on the Company's cost of goods purchased (or manufactured) or on the Company's selling prices thereby harming the Company's competitive position and profitability. The Company borrows in British pounds, Canadian dollars and Hong Kong dollars and will increase or decrease these foreign borrowings for various business reasons (including anticipated movements in foreign exchange rates). Ring also enters into forward contracts to exchange Great British pounds ("GBP") for various foreign currencies. These contracts are fair value hedges of liabilities related to commitments to purchase inventory in currencies other than the GBP, and are entered into at the time the goods are shipped to Ring. Presently, the Company has not entered into any other derivative instruments to hedge its foreign currency exposure. During the nine months ended June 30, 2001 the Company's pretax loss reflected foreign currency losses for its Chinese, Canadian and Chilean operations of $246,000, $85,000 and $59,000, respectively, and a foreign currency gain for its Mexican operations of $10,000. In addition, the Company's stockholders' equity at June 30, 2001 has been reduced by a $1.3 million foreign currency translation loss related to U.K. operations.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against Catalina and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim and in June 2001 the Court entered a judgment of approximately $1.8 million for damages and interest thereon. The Company plans to appeal the judgment entered by the Court and to obtain a necessary surety bond for the appeal. Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case and that the chances are remote that any enhanced damages will result from the outcome of this case.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's Annual Meeting of Stockholders, held on June 15, 2001, the stockholders voted on the following matters:

(i) The following six persons were elected to serve as directors of the Company until the 2002 Annual Meeting of Stockholders:

                                              %  Shares Cast
                                  ----------------------------------------

                                    For (%)    Against (%)    Withheld (%)
                                    -------    -----------    ------------
             Robert Hersh            87.76
             Robert Lanzillotti      90.97
             Henry Latimer           90.94
             Jesse Luxton            90.98
             Howard Steinberg        90.97
             Brion Wise              90.98

      Effective with the closing of the Sun Capital transaction on July 23, 2001 Messrs. Lanzillotti, Latimer and Luxton resigned as directors of the Company

(ii) The appointment of Deloitte & Touche LLP to serve as the Company's auditors for the fiscal year ending September 30, 2001 was ratified by a vote of 6,874,390 (93.4%) shares cast for the proposal in favor and 7,010 (.10%) shares against.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

      10.208 First Amendment to Forbearance and Amendatory Agreement between Catalina Lighting, Inc., Catalina International PLC, Ring Limited and SunTrust Bank dated June 15, 2001.

      11         Schedule of Computation of Diluted Earnings (loss) per Share.

(b)   Reports on Form 8-K
      -------------------

      On August 7, 2001, a Form 8-K was filed concerning the change in control of the Registrant effective July 23, 2001.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 /s/ David W. Sasnett
                                 ----------------------------------------------
                                 David W. Sasnett
                                 Chief Financial Officer, Senior Vice President, Chief Accounting Officer


Date:   August 14, 2001

                                 Exhibit Index

Exhibit No.                   Description
----------
Ex 10.208           First Amendment to Forbearance and Amendatory Agreement

Ex 11               Schedule of Computation of Diluted Earnings