Form 10-K
period 2001-09-30
CATALINA LIGHTING INC
filed 2001-12-24
CIK 822665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT

         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934

                                   ----------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission file number 1-9917

                             Catalina Lighting, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Florida                                             59-1548266
(State or Other Jurisdiction of                              (I.R.S Employer
Incorporation or Organization)                            Identification Number)

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

Common Stock, par value                                 None
    $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

      The aggregate market value of common stock held by non-affiliates of the registrant on December 14, 2001 computed by reference to the closing price of such stock, as quoted on the NASD Over-the-Counter Bulletin Board on such date, was $4.8 million.

      The number of shares of the registrant's common stock outstanding as of the close of business on December 14, 2001 was 15,878,247.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement to be filed by the registrant in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

      PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by words such as "expects," "anticipates," "believes," "plans," "intends," "estimates," variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can effect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-K. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1. BUSINESS.

General

      Catalina Lighting, Inc. (collectively with its subsidiaries, the "Company") designs, manufactures, contracts for the manufacture of, imports, warehouses and distributes a broad line of lighting fixtures and lamps under the Westinghouse(R) brand, and the Catalina(R), Dana(R), Ring and Illuminada(R) trade names. We also function as an original equipment manufacturer, selling goods under our customers' private labels. We sell in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores, and hardware stores. We also sell our products in the United Kingdom, continental Europe, Canada, Mexico and South America. Currently, our product line is comprised primarily of lighting fixtures and lamps. We have supplemented our product lines through acquisitions but have remained focused on lighting products. Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974, started selling lighting in 1985, and became a public company in 1988. The Company's fiscal year ends September 30. Unless otherwise noted, all references to 2001, 2000 and 1999 relate to the fiscal years then ended.

Products

      We market a diverse product line, comprised principally of lighting products used primarily in residential and office environments. Our product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures include outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. We sell both table and floor lamps which may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and any other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass. A smaller percentage of our product line consists of industrial consumables, products for the automotive aftermarket, and train and bus lighting. We develop, manufacture and maintain separate product lines for sale in North America, continental Europe and the United Kingdom due to the different consumer preferences and electrical specifications of each of these markets. We may continue to expand our product lines internally or through acquisitions.

Distribution Methods

      We utilize two distribution methods in selling our products: direct and warehouse.

      We obtain almost all of the lighting products we sell from factories in China. Our direct sales are made either by delivering lighting products to our customers' common carriers at a shipping point in China or by shipping the products from China directly to customers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable) or on open credit with us. Upon receipt of a transferable letter of credit, we transfer the portion of the letter of credit covering the cost of merchandise to our supplier. The terms of the transfer provide that draws may not be made by the supplier until we are entitled to be paid pursuant to the terms of the customer's letter of credit. We have the right to draw upon the customer's letter of credit once the products are inspected by us or our agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. With the exception of sales made into Europe by our China subsidiary, direct sales are made by one of our North American subsidiaries. Our China subsidiary, Go-Gro Industries, Ltd. ("Go-Gro"), either manufactures or procures the products for our North American subsidiaries. For 2001 and 2000, 43% and 69%, respectively, of net sales were attributable to direct sales.

      We also purchase products for our own account and warehouse the products for subsequent resale to customers. We are responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales usually command higher per unit sales prices than direct sales of the same items. We own a 473,000 square foot warehouse facility near Tupelo, Mississippi, own and lease various warehouse facilities in the U.K. and lease warehouse facilities in Toronto, Canada and Mexico City, Mexico. In 2001 and 2000, warehouse sales accounted for 57% and 31%, respectively, of net sales. The increase in warehouse sales for 2001 is attributable to our acquisition of Ring Limited ("Ring"), our U.K. subsidiary, on July 5, 2000, as substantially all of Ring's sales are warehouse sales.

      The relative proportion of our sales generated by each method is dependent upon customer buying preferences and, to a lesser extent, our sales strategies. Purchasing on a direct basis allows the customer to generally pay a lower per unit price than purchasing the same items from the warehouse, but such method typically requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer buying preferences often vary from customer to customer and are subject to change. Over the past six years, our larger U.S. customers have increased their direct business with us while reducing their purchases from the warehouse.

Business Segments

      For internal management reporting purposes we operate three primary business segments, which also correspond to the major geographic segments of our business: Catalina Industries, Inc. (United States), Go-Gro Industries, Ltd. (China) and Ring Limited (United Kingdom). We added the United Kingdom as a primary business segment with the acquisition of Ring in 2000. We also have operating subsidiaries in Canada (Catalina Canada), and Mexico (Catalina Mexico). Sales (in thousands) for each primary segment for the fiscal years ended September 30, 2001, 2000 and 1999 are set forth in the table below. Sales for Ring for 2000 represent sales from July 5, 2000 to September 30, 2000.

                                              Years Ended September 30,
                                      -----------------------------------------
                                         2001            2000            1999
                                      ---------       ---------       ---------

Catalina Industries                   $  78,943       $ 122,222       $ 135,308
Go-Gro Industries                       108,671         141,356         136,945
Ring Limited                            104,847          24,529              --
Others                                   27,198          29,914          23,806
Intersegment eliminations               (84,873)       (115,391)       (119,498)
                                      ---------       ---------       ---------
                                      $ 234,786       $ 202,630       $ 176,561
                                      =========       =========       =========

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of Notes to Consolidated Financial Statements for financial information by primary business segment.

Catalina Industries, Inc. (United States)

      Catalina Industries designs, imports, warehouses and distributes lighting fixtures and lamps in the United States to major retailers, including home centers, office superstore chains, mass merchandisers, discount department stores and warehouse clubs. Order entry, customer service and other support functions for this segment are performed at the corporate headquarters in Miami, Florida. Catalina Industries owns and operates a 473,000 square foot distribution facility located near Tupelo, Mississippi.

      Catalina Industries sells its products under the Westinghouse(R) brand, the Catalina(R), Dana(R), and Illuminada(R) trade names, and also under its customers' private labels. Catalina Industries markets a diverse product line used primarily in residential and office settings. Its product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures include outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by Catalina Industries include both table and floor models and may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass.

      Catalina Industries purchases its products from Go-Gro, our China manufacturing and sourcing subsidiary. These products are manufactured by Go-Gro or purchased from other factories by Go-Gro. Catalina Industries arranges for the shipment of its products directly from Go-Gro or other China factories to the customers' distribution centers or stores. Catalina Industries also sells and ships from its Mississippi distribution facility (see "Distribution Methods").

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

      Home Depot, Wal-Mart and K Mart are presently Catalina Industries' three largest customers, constituting 33.3%, 16.9% and 13.6%, respectively, of this segment's sales for 2001. These customers and one other represented 70% and 63% of this segment's sales for 2001 and 2000, respectively.

      At December 15, 2001 and 2000, the backlog of orders for Catalina Industries amounted to $7.0 million and $8.3 million, respectively. Although any of these orders could be cancelled by the customer prior to shipment we believe, based upon experience, that substantially all of these orders will be shipped.

Go-Gro Industries, Ltd. (China)

      Go-Gro both manufactures products and purchases products from independent suppliers located in China. Catalina Industries, Catalina Canada and Catalina Mexico obtain substantially all of their lighting products from Go-Gro. In addition, Ring purchases a small amount of its products from Go-Gro. Go-Gro maintains administrative offices in Hong Kong and manufacturing facilities in the Guangdong Province of China.

      In September 2000 Go-Gro deposited the purchase price of approximately $1 million for its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

      JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required the construction of approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction has been completed.

      In connection with the settlement with Go-Gro's former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and is obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. If this construction is not completed by that date JES is subject to fines of up to $55,000, and if the construction is not completed by March 20, 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments. We are presently investigating various courses of action for this commitment, including negotiations with the local authorities to extend or modify the agreement's deadlines.

      Go-Gro manufactures a wide range of products, including lamps, recessed lighting fixtures, track lighting fixtures and flashlights. During 2001 and 2000 goods produced by Go-Gro constituted approximately 31% and 40%, respectively, of the total products either purchased or manufactured by us. Go-Gro sells the products it manufactures to other Company subsidiaries at prices established by our management intended to provide an appropriate profit allocation between our manufacturing and distribution activities.

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

      We choose our contract manufacturers based on price, quality of merchandise, reliability and ability to meet our timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. Go-Gro, Ring, or the customer is often required to post a letter of credit prior to shipment.

      Go-Gro employees supervise our manufacturing contractors. These employees' responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing quality assurance functions including inspection at various stages, tracking costs, performing and/or working with engineering, and oversight of the manufacturing processes. We maintain a quality control and quality assurance program and have established inspection and test criteria for each of our products. These methods are applied by Go-Gro or its agents regularly to product samples in each manufacturing location prior to shipment and shipments are tested for quality control inspection.

      In addition to its sales to other Company subsidiaries, Go-Gro sells directly for its own account to European distributors and retailers. Such sales were approximately $24.8 million and $27.0 million in 2001 and 2000, respectively. At December 15, 2001 and 2000, Go-Gro's backlog of orders to these third parties amounted to $2.9 million and $5.5 million, respectively.

Ring Limited (United Kingdom)

      We acquired Ring on July 5, 2000. Ring is a wholesaler and distributor headquartered in Leeds, England consisting of eight principal companies comprising three operating divisions: Ring Lighting, Ring Automotive and Consumables. These divisions are engaged in the sale of lighting, automotive after-market and industrial consumable products in the United Kingdom.

      Ring Lighting, a division of Ring Lamp Company Ltd., sells a product line of lamps and lighting fixtures comparable to that offered by Catalina Industries. These products are sold from warehouse facilities under the Ring trade name or the customers' label to a variety of retailers in the U.K., including home centers and mass merchandisers. B&Q, a subsidiary of Kingfisher PLC, is the largest customer of this division. Sales to B&Q comprised 37% of Ring's consolidated sales for the year ended September 30, 2001 and the period from July 5, 2000 to September 30, 2000. Ring competes on the basis of service, product range and price, and does not believe any competitor has a dominant position in the lighting markets it serves. The lighting division comprised 62% of Ring's consolidated sales for the year ended September 30, 2001, and 63% of Ring's consolidated sales for the period from July 5, 2000 to September 30, 2000.

      Ring Automotive consists of the automotive division of Ring Lamp Company Ltd. and four companies: Grove Products (Caravan Accessories) Ltd., Lighten Point Corporation Europe Ltd., Lancer Products Ltd. and BMAC Ltd. These companies sell an extensive line of products under each company's trade name or under the customers' label, to the caravan, train and automotive aftermarkets. Products sold include replacement headlights, antennas, security devices, caravan accessory systems, flasher units and relays, windshield wiper blades and wash systems, engine and suspension components and other automotive electrical components. In addition, BMAC sells lighting used in the manufacture of trains and buses. A number of competitors are present in each segmental market of this division including manufacturers and other U.K. distributors and importers, but we believe that no competitor has a dominant position in these markets other than for H Burden Ltd. in the caravan sector. Ring Automotive competes on the basis of service, product range and price. The automotive division comprised 28% of Ring's consolidated sales for the year ended September 30, 2001, and 27% of Ring's consolidated sales for the period from July 5, 2000 to September 30, 2000.

      Van-Line Ltd., Arctic Products Ltd., and PH Products Ltd. form Ring's consumables division. Van-Line is a leading supplier of workshop consumables and brand tools to independent distributors. Arctic Products sells portable pipe freezing equipment. PH Products sells a variety of products for the plumbing and gas industry, including smoke alarms, carbon monoxide detectors, soldering sprays and pressurized air cans. Approximately 10% of Ring's consolidated sales were generated in the consumables division for the year ended September 30, 2001 and for the period from July 5, 2000 to September 30, 2000.

      Ring purchases its products from suppliers (including Go-Gro) located worldwide including China, the U.K. and the rest of Europe, with China being the dominant supply source. Purchases from China suppliers, including Go-Gro, accounted for 41% of

Ring's purchases for the year ended September 30, 2001. A wide variety of competitors exist for Ring including U.K., European and Chinese manufacturers and other U.K. distributors and importers.

      Ring's business is somewhat seasonal, with slightly more sales occurring in the winter months.

      At December 15, 2001 and 2000, Ring's backlog of orders amounted to $2.9 million and $2.7 million, respectively.

Strategy

      Economic and other business factors led to a consolidation in the 1990s in the retail sector for consumer products, with a limited number of large retailers acquiring ever-increasing market shares. We focus on these major retailers, which include home centers, office product superstores, and mass merchandisers. Our strategies to strengthen our relationships and increase our sales with these major retailers include the following:

1. International Expansion - Many of our U.S.-based retail customers are expanding internationally. We believe these retailers need sophisticated suppliers capable of meeting their worldwide requirements and expanding with them - - manufacturers and distributors, such as the Company, possessing global expertise, resources and operations.

      We established operations in Canada in 1992 and in Mexico in 1995 to support the international growth of key customers. The acquisition of Ring in July 2000 represented a major step for our global distribution network. We believe Ring strengthens our strategic position by providing both increased access to the U.K. marketplace and an important platform for continental Europe. Ring will enable us to better service our major North American customers upon their entry and expansion into the U.K. and other European markets.

2. Customer-Centric Activities - We attempt to increase our value to our customers and differentiate ourselves from our competition by "customizing" our business for our largest customers. To do so, we:

      (i) seek input from buyers and other customer personnel to develop product offerings, merchandising approaches and branding strategies specific to each major retail customer;

      (ii) dedicate Company-owned production resources and capabilities to each major retailer; and

      (iii) pursue technology linkages, the sharing of critical product and sales data and the alignment of supply chain activities with our major customers.

3. Program Selling - We strive to be the primary source of lighting products to our retailers by offering a complete program of lighting products in a variety of categories. The availability of more than 1000 styles of such products as outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights - the majority of which are available in several colors or finishes - provides retailers the opportunity to simplify their purchasing function by buying more of their lighting products from us as opposed to using several different suppliers.

4. Warehouse Supply of Goods - Our warehouses in the United States, United Kingdom, Canada and Mexico enable us to provide our customers with the advantage of short delivery time. Warehouse sales allow retailers to receive products in days as compared to months for items shipped directly to them from China. Timely deliveries can help to increase the customer's inventory turns and profits.

Dependence on China

      We obtain a very high percentage of the lighting products we sell from factories located in China. We manufacture a portion of these products at Go-Gro and purchase the remainder from independent suppliers.

      In fiscal 2001 and 2000, Chinese suppliers, other than Go-Gro, accounted for approximately 42% and 50%, respectively, of the total products we either purchased or manufactured . Shunde No. 1 Lamp Factory ("Shunde") accounted for approximately 12% of the total products we either purchased or manufactured in fiscal 2001 and 21% in fiscal 2000. Purchases from Go-Gro and the top five Chinese independent suppliers comprised 55% and 75%, respectively, of the total of the products we either purchased or manufactured for fiscal 2001 and 2000, respectively. Other than Shunde, no independent supplier accounted for more than 10% of the total of the products we either purchased or manufactured in 2001.

      On July 20, 1999, we renewed an agreement with Shunde whereby Shunde agreed to manufacture lighting products for us to be sold in North and South America and the European Community on an exclusive basis for a three year period beginning

October 1, 1999 in return for annual minimum purchase requirements from us. This agreement can be terminated if we do not meet the agreement's minimum purchase requirements, at which time the exclusivity clause would cease. However, no amounts would be due Shunde for failure to meet the purchase requirements. Since inception of this agreement in 1993 through 2000, we met the minimum purchase requirements under the agreement. Due to our U.S. sales decrease, we did not meet the minimum purchase requirements under this agreement in 2001. However, we have not received notice from Shunde of its intention to cancel the agreement, and we believe the agreement will remain in effect through September 30, 2002.

      Although we purchase our products from suppliers with whom we maintain close alliances, we believe the same products could be purchased from numerous other Chinese suppliers.

      Our ability to import products from China at current tariff levels could be materially and adversely affected if trade relations with China should change. At present, the U.S. government has granted "normal trade relations" ("NTR", formerly "most favored nation") status to China for trade and tariff purposes. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. China's NTR status, coupled with its recent admission to the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China's WTO membership or NTR status will not change.

      We have obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering existing assets of JES in China. The policy is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance.

Competition

      Our product lines span major segments within the lighting industry and, accordingly, our products compete in a number of different markets with a number of different competitors. We compete with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products in the United States, United Kingdom, continental Europe, Canada and China. The lighting industry is highly competitive. Other competitors market similar products that compete with ours on the basis of price. Some of these competitors do not maintain warehouse operations or do not provide some of the services we provide that require us to charge higher prices to cover the added costs. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. Our success in this highly competitive market depends upon our ability to manufacture and purchase a variety of quality products on favorable terms, ensure our products meet safety standards, deliver the goods promptly at competitive prices, provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays and otherwise adapt our services and product offerings to the demands of our major retail customers.

Independent Safety Testing and ISO 9000 Certification

      As part of our marketing strategy, we voluntarily submit our products to recognized product safety testing laboratories in the countries where we market our products. Such laboratories include Underwriters Laboratories (UL) in the United States, Canadian Standards Association (CSA) in Canada, Specialized Technology Resources in Great Britain, Association Nacional de Normalization y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report, which provides a technical description of the product. It also provides our suppliers with procedures to follow in producing the products and periodically conducts inspections at such suppliers' facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. We do not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

      Go-Gro's manufacturing operations have been certified as meeting ISO 9000 standards. ISO (the International Organization for Standardization) first published its quality assurance and quality management standards in 1987 and updated them in 1994. ISO 9000 standards and certification facilitate international commerce by providing a single set of quality standards for both product and service oriented organizations that are recognized and respected throughout the world.

Product Liability

      We are engaged in a business which could expose us to possible claims for injury resulting from the failure of our products to function as designed or from other product defects. We maintain primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance coverage requires us to self-insure for a maximum amount of $10,000 per incident. No assurance can be given that the claims will not exceed available insurance coverage or that we will be able to maintain our current level of insurance.

Trademarks and Licenses

      On April 26, 1996, we entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Originally, the agreement terminated on September 30, 2002, subject to the minimum sales conditions discussed below, after which we had options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of our net shipments of Westinghouse branded products, subject to annual minimum net shipments. Either party had the right to terminate the agreement if we did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $16.8 million and $29.0 million for the years ended September 30, 2001 and 2000, respectively. In September 2001 we and Westinghouse amended the agreement to eliminate both the minimum net shipment requirements and our options to extend the license agreement upon its expiration on September 30, 2002. We do not believe that the loss of the Westinghouse license, should it not be extended after September 30, 2002, would have a material impact on our financial condition or annual results of operations.

      Our licensed brand, Westinghouse(R) and our own trademarks, Catalina(R), Dana(R) and Illuminada(R) are registered in the United States, Canada, China and Mexico as well as in numerous countries in the European Community.

Employees

      As of September 30, 2001 we employed approximately 600 people in the United States, United Kingdom, Canada and Mexico, and our China operations employed approximately 2,800 people. None of our employees is represented by a collective bargaining unit and we believe that our relationships with our employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

      We operate in the United States, United Kingdom and China, and to a lesser extent, Canada, and Mexico. Our primary operating segments are located in the United States, United Kingdom and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S.- based operations are made primarily into the United States. Net sales to external customers by U.K.- based operations are made primarily into the U.K. Net sales to external customers by China-based operations are made primarily into Europe. See Note 17 of Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

      The following table sets forth certain information as of December 14, 2001 with respect to our executive officers:

        Name               Age          Position With the Company
-------------------     --------   -----------------------------------

Eric Bescoby               47       Chief Executive Officer and
                                    Director

David W. Sasnett           45       Senior Vice President, Chief
                                    Financial Officer, Treasurer
                                    and Secretary

      Eric Bescoby has served as our Chief Executive Officer and as a director of the Company since July 2001. Prior to joining the Company, Mr. Bescoby was president of JTECH Communications, Inc., an electronic communications solutions provider, from April 2000 to June 2001. Prior to joining JTECH, Mr. Bescoby was a division director at Environmental Industries, Inc., a full-service site development, landscape, and horticultural services contractor, from September 1998 to March 2000. From May 1987 to August 1998, Mr. Bescoby was a division director at Rain Bird Sprinkler Manufacturing Corporation, a leading irrigation manufacturer.

      David W. Sasnett has served as Senior Vice President of the Company since November 1997, our Chief Financial Officer since November 1996, and our Treasurer and Secretary since January 2001. Prior to becoming Senior Vice President in 1997, he served as a Vice President since 1994, and prior to becoming Chief Financial Officer in 1996, he served as our Controller since 1994. From 1993 through 1994, Mr. Sasnett was the Vice President - Finance of a Miami-based financial institution and prior to 1993 was a senior manager with the international accounting firm of Deloitte & Touche, LLP.

Item 2. Properties.

      The following table sets forth details about our offices, manufacturing plants and warehouse facilities:

                                                                            LEASED/
        LOCATION                       FACILITY                              OWNED
-----------------------   -----------------------------------------     -------------
Catalina Industries/
  United States:

     Miami, FL            headquarters/office                           owned (1)

     Tupelo, MS           warehouse                                     owned (1)

Go-Gro/China:

     Hong Kong            office                                        leased

     Shenzhen             office/manufacturing plant/warehouse          leased

                          dormitories                                   leased

                          manufacturing plant/warehouse/dormitories     owned (2)

Ring/United Kingdom:
    Leeds                 office/warehouse; office/warehouse            leased; owned
    Hyde                  office/warehouse                              owned
    Walsall               office/warehouse                              leased
    Corby                 office/warehouse; office/warehouse            leased

Other:

    Toronto, Canada       office/warehouse                              leased

    Mexico City, Mexico   office/warehouse                              leased
-----------------------   --------------------------------------------  -------------

      (1)   Owned subject to a first mortgage.

      (2) We have purchased underlying land use rights which terminate in 2042.

All of our properties are fully utilized with the exception of one of the Corby facilities, which Ring is presently trying to sublease, and our Tupelo facility, in which approximately 44% of the square footage is presently utilized (or available) for warehousing services we provide to third parties. All of our properties are suitable for our operations.

Item 3. Legal Proceedings.

      On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida, in which we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against one of our major customers. Lamps Plus filed an Answer and Counterclaim against us and our customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We have appealed the judgment entered by the Court and have posted a surety bond in the amount of $1.8 million (for which we posted $1.5 million in cash collateral) for the appeal. We believe that we ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in our September 30, 2001 Consolidated Financial Statements for this matter.

     During the past few years we received a number of claims relating to halogen torchieres we sold to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident and, based on experience, have accrued $265,000 for this contingency as of September 30, 2001. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain our current level of insurance.

We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      On August 9, 1999, the New York Stock Exchange ("NYSE") notified us that it had changed its rules regarding continued listing for companies which have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a listing on the NYSE. Through March 31, 2001, we did not meet the new rules, which required a total market capitalization of $50 million and the maintenance of minimum total shareholders' equity of $50 million. On April 5, 2001, the NYSE announced that it had determined that our common stock should be removed from the list of companies trading on the NYSE. We decided not to appeal the NYSE's decision. On May 21, 2001, our common stock began to be quoted on the NASD Over-the-Counter Bulletin Board under the symbol "CALA.OB".

      The following table presents the quarterly high and low selling price quotations during the last two fiscal years. For periods ended prior to May 21, 2001, the common stock was listed on the NYSE, and for periods ended after May 21, 2001, the common stock has been quoted on the NASD Over-the-Counter Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                                           High        Low
                                                           ----        ---

Fiscal Year Ended September 30, 2000
    First Quarter...............................         $ 5.75     $ 3.813
    Second Quarter..............................           6.188      4.438
    Third Quarter...............................           4.875      3.563
    Fourth Quarter..............................           5.063      3.375

Fiscal Year Ended September 30, 2001
    First Quarter...............................         $ 3.438    $ 1.563
    Second Quarter..............................           3.063      1.25
    Third Quarter...............................           1.70       0.84
    Fourth Quarter..............................           1.65       0.65

      On December 14, 2001, the closing price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $.0.30. As of December 14, 2001 there were approximately 1,844 holders of record of our common stock, including some brokerage firms, which hold shares in street name on behalf of their clients.

      We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. In addition, the terms of our credit facilities prohibit the payment of any cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. Future dividend policy will depend on our earnings, capital and financing requirements, expansion plans, financial condition and other relevant factors.

      Our Board of Directors has authorized the repurchase of up to $2.7 million shares of our common stock from time to time in the open market or in negotiated purchases. As of December 15, 2001, we had repurchased 641,932 shares of our stock for $2.5 million.

      In November 2000, the Board of Directors reauthorized a stockholder rights plan by adopting a plan similar to a pre-existing rights plan which expired on November 20, 2000. Under our new rights plan, a preferred stock purchase right was distributed for each share of common stock outstanding at the close of business on the November 30, 2000 record date and issued in connection with each share issued after such date. The rights were not initially exercisable, but upon the occurrence of certain takeover-related events, the holders of the rights (other than an adverse or acquiring person, or group thereof), under certain circumstances, had the right to purchase additional shares of our stock (or, in some cases, stock of the acquiring entity) at a discount to the then market price. The rights were redeemable by us at any time, and would otherwise have expired on November 20, 2005. The thresholds for triggering the rights plan was a person (as defined in the rights plan) acquiring 21% of our outstanding stock or a declaration by the Board of Directors that a person is an "adverse person" as defined in the rights plan, and the exercise price of the rights was $17. We redeemed and cancelled this shareholders' rights plan in connection with the July 23, 2001 capital infusion consummated with an affiliate of Sun Capital Partners, Inc. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Item 6. Selected Financial Data.
        (in thousands, except per share data)

                                                    At or For the Years Ended September 30,
                                    --------------------------------------------------------------------
                                     2001 (1)        2000 (2)       1999 (3)         1998      1997 (4)
                                    ----------      ---------      ---------      ---------   ----------
Net sales                           $ 234,786       $ 202,630      $ 176,561      $ 161,860   $ 196,955

Net income (loss)                   $ (18,347)      $   2,845      $   6,489      $   1,102   $  (3,093)

Basic earnings (loss) per share     $   (2.04)      $    0.40      $    0.92      $    0.15   $   (0.44)
Diluted earnings (loss) per share   $   (2.04)      $    0.37      $    0.80      $    0.15   $   (0.44)

Total assets                        $ 146,097       $ 167,971      $ 101,897      $  98,960   $ 116,581
Long-term borrowings                $  51,240       $   6,888      $  24,774      $  28,224   $  39,737

      Certain amounts presented above for prior years have been reclassified to conform to the current year's presentation. No cash dividends were declared during the five-year period ended September 30, 2001.

(1) Includes a $2.6 million charge to settle executive management contracts, $1.2 million in severance and office closing costs, other income of $714,000 from the settlement of litigation and a provision of $5.0 million for a valuation allowance on deferred tax assets.

(2) Includes a $500,000 charge to close the Boston office, a $788,000 charge related to the reorganization of executive management and assets and liabilities acquired upon the acquisition of Ring on July 5, 2000 and the operating results for Ring for the period July 5, 2000 to September 30, 2000. Long term borrowings reflect the classification of all borrowings under the Company's $75 million credit facility as current liabilities at September 30, 2000.

(3) Reflects the reversal of a $2.7 million provision for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest.

(4) Includes $930,000 in plant closing costs due to the termination of manufacturing operations at our Meridian Lamps subsidiary and $7.5 million in litigation costs and related professional fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

RECENT DEVELOPMENTS

      During our fiscal year ended September 30, 2001 we experienced significant declines in sales, gross profit, profitability and liquidity due primarily to economic and competitive conditions in the United States and United Kingdom. As a result of quarterly net losses, we were unable to comply with the financial covenants under our $75 million credit facility with a bank syndicate group for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001, but were able to obtain credit facility amendments and forbearance agreements that deferred through July 31, 2001 the lenders' ability to exercise their rights and remedies (including the demand for immediate repayment) for the event of default under the credit facility resulting from the failures to meet the financial covenants.

      On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC (SCH), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties. See "Liquidity and Capital Resources".

      The Sun transaction constituted a change of ownership of the Company as defined under Internal Revenue Code Section 382 (IRC 382). In general, IRC 382 can limit an entity's utilization of its net operating loss carryforwards and other anticipated tax return deductions existing at the time the change in ownership occurs. Based upon management's estimate of the impact of IRC 382 on the Company arising from the Sun transaction, during the fourth quarter of 2001 we recorded a provision for a valuation allowance of approximately $5.0 million on deferred tax assets that existed as of July 23, 2001.

RESULTS OF OPERATIONS

      In the following comparison of the results of operations, our fiscal years ended September 30, 2001, 2000 and 1999 are referred to herein as "2001", "2000" and "1999, respectively.

Comparison of Fiscal Years Ended September 30, 2001 and 2000

Consolidated Results

      We had a net loss of $18.3 million, or $2.04 per diluted share, in 2001. Net income for 2000 was $2.8 million, or $0.37 per diluted share. Factors contributing to the deterioration in our consolidated operating results in 2001 included:

      - a $9.6 million decline in the gross profit of Catalina Industries, as U.S. sales fell $43.1 million (35%) due to significant weakness in the U.S. economy. Similarly, the operating income contribution of Go-Gro dropped from $8.9 million in 2000 to $5.2 million as Go-Gro's intercompany sales declined by $30.5 million because of the problems experienced by Catalina Industries.

      - $4.1 million in additional interest expense arising from the incremental borrowings made to acquire Ring and an increase in our effective interest rate as a result of various credit facility amendments.

      - charges amounting to $3.4 million in 2001 relating to the termination of employees throughout the Company, including former members of executive management.

      - the pretax losses generated by our Chile, Argentina and Mexico subsidiaries, which exceeded those for 2000 by $1.5 million. We decided to cease operations in Chile and Argentina during the year and to reduce the level of inventories held and scope of warehousing operations in Mexico.

      - a provision of approximately $5.0 million for a valuation allowance on deferred tax assets, which reduced our overall tax benefit.

      In addition, our July 5, 2000 acquisition of Ring affects the comparability of current year results to those for 2000. Our 2001 results include the results of Ring for the entire fiscal year, while our 2000 results include Ring's results only for the period from July 5, 2000 to September 30, 2000. The pretax amounts for Ring included in our consolidated statements of operations for 2001 and 2000 are detailed below (in thousands):

                                               2001       2000
                                             --------   --------

            Net sales                        $104,847   $ 24,529
            Gross profit                     $ 12,824   $  3,460
            Selling, general and
              administrative expenses        $ 13,289   $  3,776
            Employee severance costs         $    626   $     --
            Litigation settlement received   $    714   $     --
            Interest expense                 $  5,113   $    957
            Other expenses                   $    182   $     --
            Pretax loss                      $  5,672   $  1,273

      Net sales for 2001 were $234.8 million, a $32.2 million increase from the prior year. Excluding Ring, net sales for 2001 were $129.9 million, as compared to $178.1 million in 2000. In 2001 sales to U.S. and international customers (excluding Ring) were $78.4 million and $51.5 million, respectively, and in 2000 such sales (excluding Ring) amounted to $121.6 million and $56.5 million, respectively.

      Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 37%, 46%, 13% and 4%, respectively, of net sales in 2001 and 55%, 40%, 4% and 1% of net sales, respectively, in 2000. In 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $40.1 million (17.1%) of net sales. In 2001 and 2000, Home Depot accounted for $32.2 million (13.7%) and $47.0 million (23.2%), respectively, of net sales. Sales made from warehouses constituted 57% of our net sales in 2001, up from 31% in 2000 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses. For 2001 and 2000 net sales to our ten largest customers represented approximately 60% and 69%, respectively, of net sales.

      Gross profit decreased by $6.3 million, and decreased as a percentage of sales from 19.0% in 2000 to 13.7% in 2001. The decrease in the gross profit as a percentage of sales is due to the inclusion of $104.8 million in sales from Ring at a gross profit percentage of 12.2%, gross margin erosion for the U.S. attributable to economic conditions and a weak retail environment and lost contributions from the decrease in U.S. sales. Selling, general and administrative expenses ("SG&A") for 2001 were $40.2 million, an increase of $9.4 million from the prior year. The increase reflects SG&A related to Ring.

      We expensed $2.6 million in the fourth quarter of 2001 in connection with the Sun transaction and related resolution of obligations under employment agreements with our former chief executive officer, two former executive vice presidents and our chief financial officer. Pursuant to a reorganization of our executive management structure, in December 1999 we expensed $788,000 to settle the employment contract of another former executive vice president.

      In September 2000, our United States (Catalina Industries) business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. We recorded a $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) in September 2000 for the Boston office closure. During 2001 Catalina Industries increased its provision for lease termination costs by $314,000 due to a continuing inability to sublease the Boston office space. Our U.S., U.K. and China operations also terminated 75 employees during 2001, incurring severance costs of $840,000.

      Other expenses of $595,000 for 2001 consisted of a net foreign currency loss ($488,000), dividends on Ring convertible preferred stock ($182,000), and other miscellaneous expenses ($177,000) partially reduced by interest income ($195,000) and income from joint ventures ($57,000). Other income of $442,000 in 2000 consisted primarily of interest income ($495,000), income from joint ventures ($185,000) and other miscellaneous income ($65,000) partially offset by a net foreign currency loss ($303,000).

      Greater interest expense for 2001 reflects the interest on the loans to fund the Ring acquisition, interest on Ring's revolving loans of $1.2 million and a greater weighted average interest rate.

      We recorded a benefit from income taxes of $383,000 on our pretax loss for 2001. The relatively low effective rate of this benefit (2.0%) reflects a $5.0 million provision for a valuation allowance on deferred tax assets existing at the date of the Sun transaction (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments"). Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e. domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with a 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

      See Note 17 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

      Catalina Industries had a segment loss in 2001 of $3.3 million as compared to a contribution of $5.3 million in 2000. The decrease in segment contribution in 2001 reflects lower sales.

      Sales by Catalina Industries to external customers were $78.3 million in 2001, a decrease of $43.1 million from 2000. Sales to Home Depot were $26.0 million or $13.5 million less than in 2000 and sales to the office superstores group of customers decreased by $14.2 million. Sales to one other customer dropped by $7 million for 2001. Management believes the sales decline is attributable to a general slowdown in the U.S. retail economy that has affected the purchasing patterns of Catalina Industries' major customers. In 2001, Home Depot, Wal-Mart and K-Mart accounted for 33.3%, 16.9% and 13.6% , respectively, of Catalina Industries' net sales and such customers accounted for 32.6%, 10.5% and 10.2% of Catalina Industries' net sales in 2000, respectively.

      Gross profit dollars decreased by $9.6 million in 2001 due to the lower sales volume. Catalina Industries also experienced a drop in its gross profit as a percentage of sales. The lower 2001 gross profit percentage reflects retail pricing pressures and economic conditions.

      Approximately $16.5 million of Catalina Industries' sales in 2001 were made from its warehouse as compared to $24.3 million in warehouse sales for 2000. Lower warehouse sales in 2001 stem in part from economic factors but also reflect a trend in Catalina Industries' business. Warehouse sales to U.S. customers have declined in each fiscal year since 1995 when Catalina Industries' present warehouse was constructed in Tupelo, Mississippi and annual warehouse sales were $83.9 million. With the consolidation in the retail sector over the last six years this segment's customer base is now comprised of fewer, larger retailers that purchase primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. The relative amount of Catalina Industries' sales made from its warehouse affects its overall gross profit percentage as warehouse sales have historically commanded higher per unit prices than direct sales of the same items. Catalina Industries reduced the operating costs for its warehouse in 2001 as well as in previous fiscal years. However Catalina Industries may continue to experience declines in warehouse sales and may be unable to further reduce its overall warehousing costs sufficiently to avoid an adverse impact on its gross profit in the future from decreased warehouse sales.

      Catalina Industries began attempting to lower inventory levels significantly during the first quarter of 2001 to generate cash and address the liquidity concerns created by lower sales volumes and operating losses. The continuing weakness in the U.S. economy affected this segment's ability to effect a major reduction in its inventories during the year, as Catalina's Industries' gross inventories before allowances at September 30, 2000 were $12.2 million, as compared to $11.4 million at September 30, 2001. Retail conditions and consumer confidence further weakened after the terrorist attacks in New York City and Washington, D.C. on September 11, 2001. With the dramatic change in market conditions and the U.S. economy in recession, many competing manufacturers and wholesalers are selling off inventories at substantial discounts. Certain retailers went out of business during the year, others are experiencing financial difficulties, and management believes retailers in general have become more selective with their inventory purchases. In response to the current retail environment and based upon management's plans to continue to emphasize overall inventory reductions to improve liquidity, Catalina Industries' inventory allowance increased by $2.5 million from September 30, 2000 to September 30, 2001. The net provision recorded to increase this allowance significantly reduced Catalina Industries' gross profit during 2001. Any need to further increase its inventory allowance due to continuing weakness in the U.S. retail economy could adversely impact Catalina Industries' future gross profits.

      Catalina Industries decreased its SG&A by approximately $245,000 in 2001. Decreases in sales-related expenses and certain other expenses were sufficient to offset a $775,000 provision for uncollectible accounts receivable for customers that filed for bankruptcy.

      In September 2000, this business segment finalized plans to consolidate the functions of its Boston office into our Miami headquarters. We recorded a $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

      The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or our Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Costs incurred for the Boston office during 2001 and 2000 were $429,000 and $999,000, respectively.

      Due to the continuing inability to sublease the Boston office space, Catalina Industries increased its provision for lease termination costs by $314,000 during 2001. Catalina Industries also terminated 31 employees at its Miami, Florida and Tupelo, Mississippi locations during the fourth quarter of 2001, incurring severance costs of $130,000.

Go-Gro (China)

      Go-Gro's segment contribution decreased in 2001 to $4.9 million, down $4.3 million from $9.2 million in 2000, reflecting the impact of a $32.7 million decrease in sales.

      Go-Gro's sales for 2001 were $108.7 million, as compared to $141.4 million in 2000. Sales of products manufactured by Go-Gro in 2001 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $11.1 million, to $60.3 million. Third party and intercompany sales by Go-Gro in 2001 were $24.8 million and $83.9 million, respectively, while the comparable sales amounts for 2000 were $27.0 million and $114.4 million, respectively. The decline in intercompany sales for 2001 is primarily attributable to the overall sales decline to Catalina Industries reflecting a decrease in Catalina Industries' U.S. business. Third party sales in 2000 included $5.0 million in sales to Ring Limited. Sales to one third-party customer were $10.5 million in 2001 and $10.1 million in 2000, respectively.

      Go-Gro's gross profit dollars decreased by $4.1 million due to the $32.7 million decrease in sales, as gross profit as a percentage of sales remained relatively constant between the years.

Ring Limited (United Kingdom)

      We acquired Ring on July 5, 2000, and only the results from that date to September 30, 2000 are included in our fiscal 2000 results, as reflected in the table below. The Ring results (in thousands) for the full year ended September 30, 2000 (excluding acquisition costs) are also provided below and discussed for comparison purposes in the paragraphs that follow.

                                                                    Ring Results
                                                                    for the Year
                                     Ring Amounts Included in          Ended
                                  Company's Consolidated Results   Sept 30, 2000
                                  ------------------------------   -------------
                                      2001               2000
                                   ---------          ---------
Net sales                          $ 104,847          $  24,529      $ 116,253
                                   =========          =========      =========
Gross profit                       $  12,824          $   3,460      $  17,675
                                   =========          =========      =========
Pretax income (loss)
   before acquisition costs        $    (719)         $    (213)     $   2,835
                                                                     =========

Goodwill amortization                  1,025                260            N/A
Acquisition related
   interest costs                      3,928                800            N/A
                                   ---------          ---------
Segment contribution (loss)        $  (5,672)         $  (1,273)           N/A
                                   =========          =========

      Ring's net sales in U.S. dollars fell 10% from $116.3 million in 2000 to $104.8 million in 2001. However, in terms of Great British pounds (GBP) Ring's sales remained relatively flat, falling only GBP 1.5 million, or 2%. The remaining 8% of Ring's sales decline in terms of U.S. dollars relates to changes in the average foreign exchange rate (which is used to translate Ring's results from GBP to dollars) from 2000 to 2001. The average foreign exchange rate in 2000 was $1.565 for each pound. The British pound experienced a devaluation relative to the dollar in 2001 of approximately 8%, as the average exchange rate for 2001 was $1.442 for each pound.

      The devaluation of the British pound had both a translation and economic impact on Ring's gross profit in 2001, which declined in terms of British pounds by 21% to GBP 8.8 million in 2001 from GBP 11.2 million in 2000. The majority of the gross profit decrease occurred in Ring's lighting division, which purchases most of its products in U.S. dollars from Chinese manufacturers. Since Ring sells in pounds, the drop in the British pound relative to the U.S. dollar squeezed Ring's margin due to an inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective costs of purchasing its goods from China. Highly competitive retail conditions and a less favorable product mix also contributed to Ring's overall gross profit decline for 2001.

      Ring's SG&A was approximately $1.1 million lower in 2001. Severance costs to terminate 31 employees in 2001 were $626,000. During 2001 Ring received $714,000 from the settlement of litigation.

      Ring's stand alone interest expense on its revolving loan was $680,000 more in 2001 as average borrowings and weighted interest rates increased.

Comparison of Fiscal Years Ended September 30, 2000 and 1999

Consolidated Results

      We earned $2.8 million, or $0.37 per diluted share, in 2000. Net income for 1999, which included a non-recurring reversal of a provision for litigation (and related interest) that increased pretax income by $3.6 million, was $6.5 million, or $0.80 per diluted share. Net income and diluted earnings per share for 1999, as adjusted to exclude the impact of the litigation settlement, were $4.5 million and $0.57, respectively.

      Our July 5, 2000 acquisition of Ring significantly affected 2000 operating results and the comparability of 2000 results to those for 1999. Our 2000 results include net sales of $24.5 million and a pretax loss of $1.3 million attributable to Ring for the period July 5, 2000 to September 30, 2000. Ring's pretax loss of $1.3 million includes interest and financing costs and goodwill amortization related to the acquisition aggregating $1.1 million. Ring's results for the period after its acquisition were negatively affected by an increasingly competitive retail sector, consolidation and direct importation trends in Ring's markets and product lines and a weakening of the British pound relative to the U.S. dollar. See "Results By Segment - Ring Limited" for a comparative analysis of Ring's results.

      We took actions in two areas of our business that resulted in charges that reduced 2000 pretax earnings by approximately $1.3 million. We expensed $788,000 pursuant to a reorganization of our executive management structure in December 1999. Separately, in September 2000 we finalized plans to consolidate the functions of our Boston office into our Miami headquarters. We recorded a $500,000 charge to provide for employee severance costs and to writedown equipment and other property in September 2000 for the Boston office closure.

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

      Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 55%, 40%, 4% and 1% of net sales in 2000. Lamps and lighting fixtures accounted for 64% and 36% of net sales in 1999. In 2000 and 1999 our largest customer, Home Depot, accounted for $47.0 million (23.2%) and $45.6 million (25.8%), respectively, of our net sales. Wal-Mart and an affiliate accounted for $18.8 million (9.3%) and $25.6 million (14.5%) of net sales in 2000 and 1999, respectively. For 2000 and 1999, net sales to our ten largest customers represented approximately 69% and 73%, respectively, of our net sales. Approximately 69% of our sales in 2000 were made on a direct basis as compared to 75% in 1999.

      Gross profit increased in total dollars, but decreased as a percentage of sales, from 1999 to 2000. The decrease in gross profit as a percentage of sales is due in part to the inclusion of $24.5 million in sales from Ring at a gross profit percentage of 14.1% for the fourth quarter of 2000 and other factors. See "Results By Segment - Catalina Industries".

      SG&A for 2000 was $27.0 million (net of Ring-related SG&A of $3.8 million), a decrease of $1.5 million from 1999. The majority of this decrease relates to reductions in (i) bonuses for U.S. employees of $916,000; (ii) professional fees of $269,000; (iii) tradeshow expenses of $148,000; and (iv) sales commissions of $143,000.

      Greater interest expense for 2000 reflects the impact of $800,000 in interest on the loans to fund the Ring acquisition.

      Other income for 2000 consisted primarily of interest income ($495,000), income from joint ventures ($185,000) and other miscellaneous income ($65,000). Other income in 2000 was reduced by a net foreign currency loss of $303,000. Other income in 1999 consisted primarily of a gain on sale of our Meridian facility ($194,000), interest income ($349,000), income from joint ventures ($145,000) and miscellaneous income ($455,000). Other income in 1999 was reduced by a net foreign currency loss of $25,000.

      The effective income tax rates for 2000 and 1999 were 27.4% and 31.2%, respectively, and reflect the impact of foreign income, which is taxed at a lower rate than U.S. income.

Results By Segment

      See Note 17 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

      The segment contribution made by Catalina Industries in 2000 was $5.3 million, as compared to $9.0 million in 1999. The decrease in segment contribution in 2000 reflects lower sales to U.S. customers, with a resulting loss of gross profit dollars.

      Sales by Catalina Industries to external customers were $121.4 million in 2000, a decrease of $12.3 million, or 9.2% from 1999. Sales to Wal-Mart were $12.8 million or $9.6 million less than in 1999, as Catalina Industries introduced new programs and benefited from promotional sales with Wal-Mart in 1999. Catalina Industries also generated $2.9 million in sales in 1999 from a customer that went out of business prior to fiscal 2000. Sales to Home Depot, Catalina Industries' largest customer, were $39.5 million and $40.4 million for 2000 and 1999, respectively.

      The gross profit decrease of $4.9 million in 2000 is attributable to the lower sales volume, and to a decrease in the overall gross profit percentage. The lower gross profit percentage in 2000 reflects a change in the product mix and a continuing reduction of Catalina Industries' warehouse sales. Most of our major U.S. customers (including Home Depot and Wal-Mart) purchase from Catalina Industries primarily on a direct basis. Approximately 79% of Catalina Industries' sales to U.S. customers in 2000 were made on a direct basis as compared to 75% in 1999. Warehouse sales to U.S. customers declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of U.S. sales compared to the present 21%. This decline in warehouse sales as a percentage of U.S. sales represents a significant decrease in sales dollars. With the continued decline in warehouse sales in 2000, Catalina Industries also earned lower overall margins on its warehouse sales, as we reduced U.S. inventories from $15.6 million at September 30, 1999 to $10.6 million at September 30, 2000. Catalina Industries lowered its warehousing costs by terminating its other U.S. warehouse operation located in Los Angeles effective March 31, 1998.

      Catalina Industries lowered its SG&A by approximately $1 million in 2000, as this segment reduced its involvement in tradeshows and its use of certain other merchandising approaches, resulting in a decrease of more than $700,000 in this expense category.

      In September 2000, this business segment finalized plans to consolidate the functions of its Boston office into our Miami headquarters. We recorded a $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) in September 2000 for the Boston office closure.

      The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000. Costs incurred for the Boston office during 2000 and 1999 were approximately $999,000 and $905,000, respectively.

Go-Gro (China)

      Go-Gro's segment contribution rose in 2000 to $9.2 million, up $2.6 million, or 39%, from $6.6 million for 1999. Go-Gro became more profitable in 2000 by growing its sales to third parties and raising its manufacturing output.

      Go-Gro's sales for 2000 were $141.4 million, an increase of $4.4 million from the $137.0 million generated in 1999. Sales of products manufactured by Go-Gro in 2000 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) increased by $13.3 million, to $71.4 million. Third party and intercompany sales by Go-Gro in 2000 were $27.0 million and $114.4 million, respectively, while the comparable sales amounts for 1999 were $19.5 million and $117.5 million, respectively. Sales to one third party customer were $10.1 million in 2000 and $2.7 million in 1999, respectively. In 2000 new product introductions for Europe were the driving factor behind Go-Gro's sales growth to third parties, while Go-Gro's greater manufacturing sales reflects the added capacity of Go-Gro's new factory. Go-Gro's gross profit increased $2.6 million due to the growth in sales of products manufactured by Go-Gro, as the margins Go-Gro earns on products it manufactures typically exceed the margins Go-Gro earns on products it purchases from other manufacturers.

Ring Limited (United Kingdom)

      The Ring segment recorded a pretax loss of $1.3 million for 2000, which includes $260,000 in goodwill amortization arising from the acquisition and $800,000 in interest and financing costs for the acquisition-related debt. Excluding these acquisition costs, Ring's pretax loss for the period from July 5, 2000 to September 30, 2000 was approximately $210,000, as compared to pretax income of approximately $850,000 for the quarter ended September 30, 1999.

      Net sales and gross profit for the period from July 5, 2000 to September 30, 2000 were $24.5 million and $3.5 million, respectively, as compared to $26.7 million and $4.6 million, respectively, for the same period of 1999. Ring's sales volume and gross profit reflect an increasingly competitive retail business sector stemming from consolidation in both the lighting and automotive markets, a general decline in the automotive aftermarket, and greater direct importation of products by Ring's customers. In addition, a weakening of the Great British pound relative to the U.S. dollar has increased Ring's cost of goods and lowered its margins. The average exchange rate of the dollar to the pound for the quarter ended September 30, 2000 was approximately 1.48 to 1, a significant decline from the average exchange rate for the quarter ended September 30, 1999 of 1.61 to 1. Ring's lighting division sales increased (in local currency) in the 2000 period but such sales were made at lower margins. Sales for Ring's automotive and consumable divisions declined in 2000, as did such divisions' gross profits. Ring's margin erosions are directly related to the economic factors mentioned previously.

LIQUIDITY AND CAPITAL RESOURCES

      We meet our short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, mortgage notes, bonds, subordinated debt, capital stock and sales of assets are additional sources for our longer-term liquidity and financing needs. Based upon management's projections and assessment of current market conditions, we believe we will have adequate liquidity to meet our needs for fiscal 2002. See "Liquidity and Capital Resources - Revolving Credit and Term Loan Facilities".

Cash Flows and Financial Condition

      Our operating, investing and financing activities resulted in a net increase in cash and cash equivalents of $2.3 from September 30, 2000 to September 30, 2001.

      We used funds generated from operations and proceeds from the issuance of common stock, warrants and subordinated notes to pay for capital expenditures and make payments of $4.1 million on our term loans. Capital expenditures for the period totaled $4.8 million, the majority of which related to the planned expansion of the Go-Gro manufacturing facility and Go-Gro equipment purchases.

      Accounts receivable balances decreased to $27.8 million at September 30, 2001 from $36.6 million at September 30, 2000 resulting from the significant decline in sales to U.S. customers. Inventory levels at September 30, 2001 were $37.4 million, as compared to $52.8 million at September 30, 2000, due to our focus on lowering inventories in each of our principal business segments in response to current business and economic conditions and liquidity needs.

      Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $10.4 million and $11.3 million at September 30, 2001 and 2000, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

      In July 2000 we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring's U.K. facility. The facility consists of two term loans amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 10.5 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for our ongoing operations in the U.S. and the U.K. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the U.S. and U.K. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

      Under English law, a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors' are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. Until the whitewash procedure is completed, cash flows from Ring cannot be used to repay the Company's term loans and cash payments by Ring to other Company subsidiaries are limited to trade transactions in the normal course of business.

      The $75 million credit facility contained financial covenants requiring us to meet certain debt to adjusted earnings (i.e. leverage) and fixed charge coverage ratios on a quarterly basis. We obtained an amendment of this credit facility on December 22, 2000, and without this amendment we would not have been in compliance with one of the financial covenants for the quarter ended September 30, 2000. As a result of quarterly net losses, we were unable to comply with the financial covenants under our $75 million credit facility for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 but were able to obtain amendments to the credit facility and forbearance agreements that deferred through July 31, 2001 the lenders' ability to exercise their rights and remedies (including the demand for immediate repayment) for the event of default under the credit facility resulting from the failures to meet the financial covenants.

      On July 23, 2001 we obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC ("SCH"), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties. The $75 million credit facility was amended and restructured in connection with the Sun transaction.

      In exchange for the $11.8 million, we issued SCH 8,489,932 shares of common stock (for $3 million) and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Equity Partners ("STEP"). SCH and STEP also received the right to obtain warrants exercisable immediately upon receipt at $.01 per warrant to purchase an additional 3,904,838 and 1,652,636 shares, respectively, of our common stock. Immediately after the Sun transaction, SCH owned approximately 53% of our outstanding common stock. We also paid an affiliate of SCH a $400,000 investment banking fee in connection with the Sun transaction.

      With respect to our $75 million credit facility the net proceeds from the transaction amounting to $8.9 million were applied against the revolving loans and term loans under this facility. Available borrowings under the revolving loans were reallocated under the amendment to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of $ 23.6 million. Borrowings under the facility bear interest, payable monthly at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The effective rate on the facility was 8.1% at September 30, 2001. Under the amended facility, we are required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating approximately (i) $200,000 on each of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; (ii)
$750,000 on each of December 31, 2002, March 31, 2003, June 30, 2003, and
September 30, 2003, and; (iii) $20,497,000 on December 31, 2003. The revolving loans under the facility mature December 31, 2003. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 354,136 shares of common stock at a price of $.01 per share. The July 23, 2001 amendment to the $75 million credit facility eliminated (as an event of default) a previous requirement of the credit facility that we complete the whitewash procedure. However, if the whitewash procedure is not completed by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. We do not expect to complete the whitewash procedure by December 31, 2001.

      The terms of our credit facilities, English law, and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. The $75 million credit facility prohibits loans to Go-Gro from either Ring or our other companies other than normal intercompany payables arising from trade. This facility permits loans from our U.S. companies to Ring, but restricts the flow of funds from Ring to our non-U.K. companies to payments constituting dividends or a return of capital. English laws and our current inability to complete the whitewash procedure also restrict the amount of funds that may be transferred from Ring to our U.S. companies and other subsidiaries. The Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to the Company or its U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

      We utilize the revolving portions of our $75 million credit facility to support our operations in the U.S. and U.K. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. Due to an inability to transfer funds from the U.K. to the U.S. until the whitewash procedure is completed, all payments on our term loans must presently be made by U.S. operations. As of December 14, 2001, we had $11.8 million available under our revolving facilities to support U.S. and U.K. operations. Since the closing of the Sun transaction on July 23, 2001, we have significantly reduced our overhead and operating costs in the U.S., U.K. and China through personnel reductions and the elimination of discretionary expenditures. We plan to continue to focus on cost control and liquidity management during 2002. Based upon our (i) sales results for October 2001 and November 2001, (ii) current assessments of market conditions for our business; and (iii) sales, profitability and cash flow projections, we believe we will be in compliance with the terms and covenants of the $75 million credit facility, and that we will have adequate available borrowings and other sources of liquidity for 2002. However, there can be no assurances that market conditions will not deteriorate in the future, or that we will be able to achieve our projected results. Should our operating losses continue, or should our cash needs in the future exceed our available liquidity from borrowings under the revolving facilities and other sources, we may be required to obtain either a modification of the $75 million credit facility or funding from other sources to continue to support our operations.

      Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds, and foreign currency forward contracts and transactions. Borrowings, trade letters of credit, bonds and foreign currency forward contracts outstanding under this arrangement amounted to approximately $7.1 million, $22,000, $199,000 and $5,700,000, respectively, at September 30, 2001.

      As of September 30, 2001 Catalina Canada had a credit facility with a Canadian bank which provided 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.5 million) in revolving demand credit. Canadian dollar advances bore interest at the Canadian prime rate plus .5% (5.75% at September 30, 2001) and U.S. dollar advances bore interest at the U.S. base rate of the bank (6.5% at September 30, 2001). In December 2001 Catalina Canada repaid this credit facility upon the closing of a new credit facility with a different lender. The new facility provides U.S. dollar and Canadian dollar revolving credit loans of up to 7,000,000 Canadian dollars in the aggregate and matures December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5% while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus .5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility's borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

      Go-Gro has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by Go-Gro's assets and a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 2001, Go-Gro had used $1.8 million of this line for letters of credit (there were no borrowings). As a result of our present financial situation, the Hong Kong bank is requiring Go-Gro to maintain additional collateral in the form of cash deposits as security on this facility. Such deposits amounted to $686,000 at September 30, 2001.

Subordinated Notes

      We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun transaction which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the note. SCH and STEP are also entitled to additional warrants to purchase common shares at $.01 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid on the notes for the period July 23, 2001 to September 30, 2001, for which SCH and STEP received additional warrants to purchase, in the aggregate, 128,400 shares of common stock. We will be required to issue additional warrants for up to 907,189 shares of common stock if interest payments do not commence until March 31, 2003.

Bonds Payable

      We arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and a $1 million leasing facility) our warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, of $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (3.05% at September 30, 2001) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $5.2 million direct pay letter of credit which is not part of our credit lines. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The unpaid balance of these bonds was $5.1 million at September 30, 2001. In January 1999, we entered into an interest rate swap agreement maturing May 1, 2004, to manage our exposure to interest rate movements by effectively converting this debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

Other Obligations

      We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $828,000 at September 30, 2001.

      Immediately prior to the closing of the Sun transaction we had existing employment agreements with our then chief executive officer, two executive vice presidents and our chief financial officer that provided for certain payments to these employees in the event that we experienced a "change in control". We resolved these obligations as part of the Sun transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 1,569,229 shares of common stock at a price of $1.18 per share and
(ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under our credit facility has occurred and is continuing. Effective upon the closing of the Sun transaction, our former chief executive officer entered into a new one-year employment agreement to serve as our president, the chief financial officer signed a new one-year employment agreement, and the employment of the executive vice presidents was terminated. In August 2001 our former chief executive officer (and then acting president) resigned. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun transaction. At September 30, 2001, the remaining amounts due from these individuals totaled $194,000.

      Pursuant to a reorganization of our executive management structure, William D. Stewart, an executive vice-president left the employ of the Company in December 1999 to pursue other interests. Under the terms of the settlement agreement, Mr. Stewart will continue to provide consulting services under a three-year non-compete and consulting agreement. We recorded a non-recurring pretax charge of $788,000 in 2000 related to the settlement of our contractual employment obligation to Mr. Stewart and we are obligated to pay $250,000 annually through December 2002 under the non-compete and consulting agreement.

Capital Expenditures

      In September 2000 Go-Gro deposited the purchase price of approximately $1 million for its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

      JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million through September 30, 2001.

      In connection with the settlement with Go-Gro's former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and is obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. If this construction is not completed by that date JES is subject to fines of up to $55,000, and if the construction is not completed by March 20, 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments. We are presently investigating various courses of action for this commitment, including negotiations with the local authorities to extend or modify the agreement's deadlines.

Litigation

      During the past few years we received a number of claims relating to halogen torchieres we sold to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident and, based on experience, have accrued $265,000 for this contingency as of September 30, 2001. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain our current level of insurance.

      In connection with our appeal of a judgment entered by the U.S. District Court for the Southern District of Florida in June 2001 (see "Legal Proceedings") we have posted a surety bond in the amount of $1.8 million (for which we have provided $1.5 million in cash collateral) for the appeal. We believe that we ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying September 30, 2001 Consolidated Financial Statements for this matter.

Other Matters

      Ring has a defined benefit pension plan which covers 27 current employees and approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. We are reviewing the plan and believe that in the future we may begin the process of terminating our liability under the plan. We anticipate that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The most recent estimate as of September 2001 placed the MFR shortfall at approximately $2.2 million. The U.K. government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should we not terminate our U.K. pension plan prior to that date, the cost to terminate the U.K. plan under the new rules is likely to be much greater than the current $2.2 million deficit under the MFR method.

      As of September 30, 2001, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by us. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2 % per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

Impact of New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. Our adoption of SAB 101 during the quarter ended September 30, 2001 did not impact our financial position or results of operations.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchased method. SFAS 141 was effective June 30, 2001.

      In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of September 30, 2001, we had not assessed the impact of adopting SFAS 142.

      In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations associated with the Retirement of Long-Lived Assets ("SFAS 143"). SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. We are currently assessing the new standard and have not yet determined its impact on our consolidated results of operations, cash flows or financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions" for the disposal of a "segment of a business" (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. We are currently assessing the new standard and have not yet determined its impact on our consolidated results of operations, cash flows, or financial position.

Impact of Inflation and Economic Conditions

      Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials prices could have an adverse impact on our net sales and income from continuing operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk

      Approximately 76% of our debt at September 30, 2001 (87% at September 30,
2000) is subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes bonds for the financing of our Tupelo, Mississippi warehouse, the variable rate on which has been fixed by means of an interest rate swap, and $8.8 million (face value) in subordinated notes. The carrying value and market value of our debt at September 30, 2001 were $60.9 million and $61.4 million, respectively. Based upon debt balances outstanding at September 30, 2001, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate would increase our interest expense by approximately $484,000 on an annual basis.

Foreign Currency Risk

      We maintain significant investments in subsidiaries in the United Kingdom and Canada, and sell our products into these foreign markets. We also maintain a major capital investment in manufacturing facilities and supporting administrative offices in China. Due to the significance of our international sales and operations, our business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which we conduct business depreciated against the U.S. dollar we could experience significant changes in our competitive position, cost structure and the translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact our future earnings.

      We engage in limited hedging activities with respect to foreign currency exposures. See Notes 1 and 19 of Notes to consolidated Financial Statements for additional information regarding derivative instruments and hedging activities.

      Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) at fiscal year end in U.S. dollar equivalents were as follows:

            (In thousands)                 2001               2000
            -----------------            -------            -------

            British pounds               $20,377            $19,497

            Hong Kong dollars            $14,175            $12,609

            Canadian dollars             $ 4,415            $ 5,941

      Our foreign currency risks relative to our significant foreign subsidiaries are as follows:

      Ring sells in Great British Pounds (GBP) but pays in U.S. dollars for approximately 36% of the products it purchases. At the time such products are shipped from its suppliers Ring enters into forward foreign exchange contracts to exchange GBP for U.S. dollars, with such contracts maturing on the date payment in U.S. dollars is due. These contracts are intended to hedge fixed commitments (payables) for inventory purchases in U.S. dollars. At September 30, 2001 Ring had outstanding forward contracts to exchange GBP 3,247,000 for $4,664,000. All of these contracts mature on or prior to January 15, 2002.

      The short term (typically three months or less) of Ring's foreign exchange contracts greatly limit their effectiveness as a hedge against a significant depreciation of the GBP against the U.S. dollar over the course of a relatively longer period, such as a year. Consequently, (as was the case in 2001) a depreciation of the GBP against the dollar could adversely impact Ring's gross margins to the extent the increase in the effective cost of goods purchased in U.S. dollars could not be passed on to Ring's U.K. customers through higher sales prices.

      As Ring's assets, liabilities and transactions are denominated in GBP, Ring's results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in the

GBP relative to the U.S. dollar over the course of 2001 (i.e. - in addition to actual exchange experience) would have reduced Ring's translated net sales by $5.2 million, reduced Ring's translated segment loss from $5.7 million to $6.8 million and would have resulted in a net increase of $766,000 in the allowance for foreign currency translation loss. These adjusted amounts do not reflect any economic impacts of the devaluation of the GBP on Ring's sales, margins, results and overall business.

      More than 90% of Go-Gro's sales in 2001 (approximately 77% of which were intercompany) were made in U.S. dollars. Go-Gro purchases in both U.S. dollars and Hong Kong (HK) dollars. A greater portion of Go-Gro `s sales are in U.S. dollars than its cost of sales and other operating costs; therefore a devaluation of the HK dollar relative to the U.S. dollar could, in the short term, increase Go-Gro's operating margins and profits assuming its sales prices in U.S. dollars remain firm.

      A significant portion of Go-Gro's assets, liabilities and transactions are denominated in HK dollars. Consequently, Go-Gro's results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in the HK dollar relative to the U.S. dollar over the course of 2001 (i.e. - in addition to actual exchange experience) would not have significantly impacted Go-Gro's translated sales for 2001, but would have increased Go-Gro's translated segment contribution for 2001 by $367,000, and resulted in an increase in its translation loss of $1.9 million for 2001. These adjusted amounts do not reflect any economic impacts of the devaluation of the HK dollar on Go-Gro's sales, gross profits, results and overall business.

      Catalina Canada sells in both U.S. dollars and Canadian (CDN) dollars. All of Catalina Canada's goods are purchased from Go-Gro in U.S. dollars. Similar to Ring, a decrease in the CDN dollar relative to the U.S. dollar could adversely impact Catalina Canada's margins and profitability if the higher effective cost of Catalina Canada's products could not be passed on to its customers through higher sales prices.

      An assumed 10% depreciation of the CDN dollar relative to the U.S. dollar over the course of 2001 (i.e. - in addition to actual exchange experience) would have resulted in a translation reduction of our net sales of 400,000 for 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statements Schedules

                                                                            Page
                                                                            ----

Independent Auditors' Report ..............................................  28

Consolidated Balance Sheets - September 30, 2001 and 2000 .................  29

Consolidated Statements of Operations - Years Ended September 30,
     2001, 2000 and 1999 ..................................................  30

Consolidated Statements of Stockholders' Equity - Years Ended
     September 30, 2001, 2000 and 1999 ....................................  31

Consolidated Statements of Cash Flows - Years Ended September 30,
     2001, 2000 and 1999 ..................................................  32

Notes to Consolidated Financial Statements ................................  33

Schedule I - Condensed Financial Information ..............................  66

Schedule II - Valuation and Qualifying Accounts - Years ended
    September 30, 2001, 2000 and 1999 .....................................  70

(All other schedules have been omitted as the related information has either been provided in the notes to consolidated financial statements or is not required or applicable).

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
December 14, 2001

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                  September 30,
                                                                            ----------------------
                                                                               2001         2000
                                                                            ---------    ---------
                                ASSETS
Current assets
             Cash and cash equivalents                                      $   4,613    $   2,309
             Restricted cash equivalents and short-term investments             1,066          727
             Accounts receivable, net of allowances for doubtful accounts
                 of $1,423 and $791, respectively                              27,761       36,632
             Inventories                                                       37,425       52,780
             Other current assets                                               5,114        7,343
                                                                            ---------    ---------
                              Total current assets                             75,979       99,791

Property and equipment, net                                                    30,227       29,932

Goodwill, net                                                                  28,812       30,663
Other assets                                                                   11,079        7,585
                                                                            ---------    ---------
                                                                            $ 146,097    $ 167,971
                                                                            =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Revolving credit facilities                                    $   7,078    $  22,786
             Term loans                                                           818       28,415
             Accounts and letters of credit payable                            27,586       36,310
             Current maturities of bonds payable                                  900          900
             Current maturities of other long-term debt                           878        1,339
             Income taxes payable                                                 455        2,678
             Other current liabilities                                         12,011       12,969
                                                                            ---------    ---------
                              Total current liabilities                        49,726      105,397

Revolving credit  facilities                                                   16,366
Term loans                                                                     23,479
Subordinated notes                                                              6,110
Bonds payable                                                                   4,200        5,100
Other long-term debt                                                            1,085        1,788
Other liabilities                                                               5,926        3,782
                                                                            ---------    ---------
                              Total liabilities                               106,892      116,067
                                                                            ---------    ---------

Minority interest                                                               1,073        1,075
                                                                            ---------    ---------
Commitments and contingencies

Stockholders' equity
             Preferred stock, $.01 par value
                 authorized 1,000,000 shares; none issued
             Common stock, $.01 par value
                 authorized 100,000,000 shares; issued and outstanding
                 16,520,179 shares and 7,999,812 shares, respectively             165           80
             Additional paid-in capital                                        34,279       28,560
             Retained earnings                                                  6,764       25,111
             Accumulated other comprehensive loss                                (615)        (461)
             Treasury stock, at cost, 641,932 shares                           (2,461)      (2,461)
                                                                            ---------    ---------
                              Total stockholders' equity                       38,132       50,829
                                                                            ---------    ---------
                                                                            $ 146,097    $ 167,971
                                                                            =========    =========

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Years Ended September 30,
                                                      -----------------------------------
                                                         2001         2000         1999
                                                      ---------    ---------    ---------
Net sales                                             $ 234,786    $ 202,630    $ 176,561
Cost of sales                                           202,716      164,216      140,906
                                                      ---------    ---------    ---------
Gross profit                                             32,070       38,414       35,655

Selling, general and administrative expenses             40,213       30,817       28,554
Severance and office closing costs                        1,154          500           --
Executive settlements                                     2,586          788           --
Litigation settlements received                            (714)          --       (2,728)
                                                      ---------    ---------    ---------
Operating income (loss)                                 (11,169)       6,309        9,829
                                                      ---------    ---------    ---------

Other income (expenses)
      Interest expense                                   (6,966)      (2,832)      (2,413)
      Reversal of post judgment interest related to
        litigation settlement                                --           --          893
      Other income (expenses)                              (595)         442        1,118
                                                      ---------    ---------    ---------
Total other expenses                                     (7,561)      (2,390)        (402)
                                                      ---------    ---------    ---------

Income (loss) before income taxes                       (18,730)       3,919        9,427

Income tax (provision) benefit                              383       (1,074)      (2,938)
                                                      ---------    ---------    ---------
Net income (loss)                                     $ (18,347)   $   2,845    $   6,489
                                                      =========    =========    =========

Earnings (loss) per share
   Basic
   Earnings (loss) per share                          $   (2.04)   $    0.40    $    0.92
   Weighted average number of shares                      8,980        7,074        7,055

   Diluted
   Earnings (loss) per share                          $   (2.04)   $    0.37    $    0.80
   Weighted average number of shares                      8,980        8,419        8,688

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                   Accumulated
                                                                                      Other
                                           Common Stock     Additional            Comprehensive    Treasury Stock        Total
                                       -------------------   Paid-in    Retained      Income     ------------------   Stockholders'
                                         Shares     Amount   Capital    Earnings      (Loss)      Shares     Amount      Equity
                                       ----------  -------  ----------  --------  -------------  --------   -------   -------------
Balance at September 30, 1998           7,174,669  $    72  $ 26,475    $15,777       $  --            --   $    --     $42,324

Exercise of stock options                 185,898        2       402                                                        404
Common stock issued to outside
   directors                               12,446                 50                                                         50
Repurchase of common stock                                                                       (378,200)   (1,210)     (1,210)
Net income                                                                6,489                                           6,489
                                       ----------  -------  --------    -------       -----      --------   -------     -------
Balance at September 30, 1999           7,373,013       74    26,927     22,266          --      (378,200)   (1,210)     48,057

Exercise of stock options                 616,767        6     1,605                                                      1,611
Common stock issued to outside
   directors                               10,032                 28                                                         28
Repurchase of common stock                                                                       (263,732)   (1,251)     (1,251)
Comprehensive income:
    Foreign currency translation loss                                                  (461)
    Net income                                                            2,845
    Total comprehensive income                                                                                            2,384
                                       --------------------------------------------------------------------------------------------
Balance at September 30, 2000           7,999,812       80    28,560     25,111        (461)     (641,932)   (2,461)     50,829

Sale of common stock                    8,489,932       85     2,179                                                      2,264
Common stock issued to outside
   directors                               30,435                 23                                                         23
Warrants issued with subordinated
   notes                                                       2,265                                                      2,265
Warrants issued for interest on
   subordinated notes                                             49                                                         49
Warrants issued to U.S. bank
    group                                                        191                                                        191
Stock options issued for
    executive settlements                                      1,020                                                      1,020
Redemption of stock rights                                        (8)                                                        (8)
Comprehensive loss:
    Foreign currency translation                                                        (15)
         gain  (loss)
   Change in unrealized gain (loss)                                                    (139)
          on derivative instrument,
          net of  taxes
    Net loss                                                            (18,347)
    Total comprehensive loss                                                                                            (18,501)
                                       ----------  -------  --------    -------       -----      --------   -------     -------
Balance at September 30, 2001          16,520,179  $   165  $ 34,279    $ 6,764       $(615)     (641,932)  $(2,461)    $38,132
                                       ==========  =======  ========    =======       =====      ========   =======     =======

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Years Ended September 30,
                                                                              --------------------------------
                                                                                2001        2000        1999
                                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss)                                                           $(18,347)   $  2,845    $  6,489
                                                                              --------    --------    --------

     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Exchange (gain) loss                                                      (85)         43         308
         Depreciation and amortization                                           7,974       6,132       5,392
         Deferred income tax (benefit) provision                                  (670)       (463)      1,951
         Loss (gain) on disposition of property and equipment                        4           7        (175)
         Stock options issued for executive settlements                          1,020          --          --
         Warrants issued for interest on subordinated notes                         49          --          --
         Other                                                                      --         (53)         --
         Change in assets and liabilities, net of effect of
           acquisition:
            Decrease (increase) in accounts receivable                           8,259       1,551      (1,493)
            Decrease (increase) in inventories                                  15,473      (2,851)       (421)
            Decrease (increase) in income taxes receivable                          --       3,780          --
            Decrease (increase) in other current assets                          1,539        (757)       (163)
            Decrease (increase) in other assets                                 (1,515)     (1,486)       (342)
            Increase (decrease) in income taxes payable                         (1,159)         --      (1,487)
            Increase (decrease) in accrued litigation judgment under appeal         --          --      (4,909)
            Increase (decrease) in restricted cash equivalents                    (336)         --          --
            Increase (decrease) in accounts and letters of credit payable
              and other liabilities                                             (7,293)       (676)      3,511
                                                                              --------    --------    --------
        Total adjustments                                                       23,260       5,227       2,172
                                                                              --------    --------    --------
        Net cash provided by operating activities                                4,913       8,072       8,661
                                                                              --------    --------    --------

Cash flows from investing activities:
    Capital expenditures                                                        (4,794)     (4,295)     (1,699)
    Proceeds from sale of property                                                 190          39         997
    Purchase of minority interest                                               (1,080)         --          --
    Payment for Ring acquisition, net of cash acquired                            (119)    (33,351)         --
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                      879       1,872         986
                                                                              --------    --------    --------
       Net cash provided by (used in) investing activities                      (4,924)    (35,735)        284
                                                                              --------    --------    --------

(Continued on page 33)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                               Years Ended September 30,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
Cash flows from financing activities:
      Proceeds from term loans                                   --      30,000          --
      Payments on term loans                                 (4,074)     (1,244)         --
      Proceeds from revolving credit facilities              45,024      46,955      35,972
      Payments on revolving credit facilities               (44,842)    (42,109)    (35,550)
      Proceeds from isssuance of subordinated notes           4,574
      Repayments of convertible subordinated notes               --      (7,600)         --
      Sinking fund redemption payments on bonds                (880)       (878)       (900)
      Proceeds from other long-term debt                        323          --          --
      Payments on other long-term debt                       (1,468)       (753)       (737)
      Payments on bonds payable                                (900)     (2,210)       (980)
      Proceeds from issuance of warrants                      2,265          --          --
      Payment for redemption of stock rights                     (8)
      Payments to repurchase common stock                        --      (1,251)     (1,210)
      Proceeds from issuance of common stock and
        related income tax benefit                            2,264       1,611         404
                                                           --------    --------    --------
     Net cash provided by (used in) financing activities      2,278      22,521      (3,001)
                                                           --------    --------    --------
Effect of exchange rate changes on cash                          37         198        (481)
                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents          2,304      (4,944)      5,463
Cash and cash equivalents at beginning of year                2,309       7,253       1,790
                                                           --------    --------    --------
Cash and cash equivalents at end of year                   $  4,613    $  2,309    $  7,253
                                                           ========    ========    ========

                       Supplemental Cash Flow Information

                                                  Years Ended September 30,
                                            ------------------------------------
                                              2001          2000           1999
                                            -------       -------        -------
Cash paid (refunded) for:
  Interest                                  $ 5,664       $ 2,771        $ 2,304
                                            =======       =======        =======
  Income taxes                              $ 1,420       $  (584)       $ 2,439
                                            =======       =======        =======

On July 5, 2000, the Company acquired Ring as follows:

            Fair value of assets acquired, net
              of cash and cash equivalents       $ 70,001
            Liabilities assumed                   (36,650)
                                                 --------
            Net cash payment made                $ 33,351
                                                 ========

During the years ended September 30, 2001, 2000 and 1999, the Company issued 30,435, 10,032 and 12,446 shares of common stock to its outside directors as compensation for their services. The aggregate market value of the stock issued was $23,000, $28,000 and $50,000, respectively, for 2001, 2000 and 1999, respectively.

During the year ended September 30, 2001, the Company issued warrants valued at $191,000 to purchase 354,136 shares of common stock at $0.01 per share to its bank syndicate group in connection with the July 23, 2001 amendment to its $75 million credit facility.

During the years ended September 30, 2000 and 1999 the Company incurred capital lease obligations aggregating approximately $427,000 and $102,000, respectively, for new office, computer, machinery and warehouse equipment.

See accompanying notes to consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

1. Summary of Significant Accounting Policies and Nature of Operations

(a) The Business

Catalina Lighting, Inc. and subsidiaries (collectively, "the Company") is a United States-headquartered wholesaler, distributor and manufacturer of lamps, lighting fixtures and other products. The Company sells principally in the U.S. and the United Kingdom to a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in other European countries, Canada, Mexico and other foreign markets.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Catalina Lighting, Inc. and its subsidiaries, Catalina Industries, Inc., Go-Gro Industries, Limited ("Go-Gro"), Ring Limited ("Ring"), Catalina Canada,and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Geographic Risks

Substantially all of the Company's products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company's business. Included in the Company's consolidated balance sheet at September 30, 2001 are net assets of $21.8 million of Company subsidiaries located in China. With respect to these assets, the Company maintains $14.4 million in noncancelable political risk insurance.

(e) Cash and Cash Equivalents

Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents.

(f) Accounts Receivable

Pursuant to an agreement between the Company and a bank, the Company transferred to the bank the credit risk of certain of its Canadian receivables for a fee equal to .75 percent of billings to customers covered by the arrangement. Ring has a similar arrangement related to its receivables for a fee equal to .09 percent of U.K. billing and .56 percent of non-U.K. billing. Gross accounts receivable secured under such agreements at September 30, 2001 and 2000 amounted to $20.7 million and $20.6 million, respectively. In addition, certain of the Company's sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 2001 and 2000 amounted to $5.4 million and $7.0 million, respectively.

The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

1. Summary of Significant Accounting Policies and Nature of Operations
   (continued)

cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $10,442,000 and $11,260,000 at September 30, 2001 and September 30, 2000, respectively.

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

(i) Restricted Cash Equivalents and Short-Term Investments

The Company's restricted cash equivalents and short term investments at September 30, 2001 represented sinking fund payments on bonds issued to finance the Company's U.S. warehouse and investment income earned on such payments and a $686,000 cash deposit with the Company's Hong Kong bank held for letters of credit issued on behalf of the Company. Restricted cash equivalents and short term investments at September 30, 2000 represented the sinking fund payments on the bonds issued to finance the Company's U.S. warehouse and investment income earned and $350,000 held in escrow in Mexico pursuant to the resolution of legal proceedings.

(j) Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted cash flows from the related acquired companies. Should the Company determine it probable that future estimated undiscounted cash flows from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $5.1 million and $3.6 million at September 30, 2001 and 2000, respectively.

(k) Capital Leases

Leases that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as the acquisition of assets and assumption of obligations. Accordingly, capitalized leased assets are recorded as property and equipment and the present values of the minimum lease payments are recorded as capital lease obligations under other long-term debt. Depreciation of such assets is computed using the shorter of the lease terms or estimated useful lives of the assets and is included in depreciation expense.

(l) Income Taxes

The Company and its wholly-owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company's Hong Kong, China, Canadian, U.K. and Mexican subsidiaries. The

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

1. Summary of Significant Accounting Policies and Nature of Operations
(continued)

Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

(m) Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(n) Foreign Currency Translation

The accounts of the Company's foreign subsidiaries are translated into U.S. dollars as follows: for subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are translated at the current exchange rate and nonmonetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in net income (loss). For subsidiaries where the functional currency is other than the U.S. dollar, all balance sheet accounts are translated at the current exchange rate. Income and expense accounts are translated at the average exchange rates in effect during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity ("other comprehensive income (loss)"). Foreign currency transaction gains and losses are included in consolidated net income
(loss).

(o) Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The pro forma net earnings
(loss) per common stock amounts as if the fair value methods had been used are presented in Note 14 of Notes to Consolidated Financial Statements.

(p) Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized, by comparing the fair value of assets to their carrying value.

(q) Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following:

                                                     Year Ended September 30,
                                                --------------------------------
                                                  2001        2000        1999
                                                --------    --------    --------
                                                         (In thousands)
Net income (loss)                               $(18,347)   $  2,845    $  6,489
Foreign currency translation gain (loss)             (15)       (461)         --
Change in unrealized loss on derivative
   instrument, net of taxes                         (139)         --          --
                                                --------    --------    --------
   Total comprehensive income (loss)            $(18,501)   $  2,384    $  6,489
                                                ========    ========    ========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

1. Summary of Significant Accounting Policies and Nature of Operations
   (continued)

The foreign currency translation gain (loss) relates to the Company's United Kingdom operations. The Company's investment in such operations is permanent in nature and consequently no adjustment for income taxes was made.

(r) Revenue Recognition

The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes revenue at the time its products are delivered to the customer or the customer's carrier. Any shipping, handling or other costs incurred by the Company associated with the sale are expensed as cost of sales at the time of sale recognition.

(s) Derivative Instruments and Hedging Activities

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

The Company adopted SFAS 133 on October 1, 2000 and the cumulative effect on the accumulated comprehensive loss on such date was income of $153,000 (net of $86,000 in income taxes). The fair value of the derivative instrument on September 30, 2001 was a loss of $139,000 (net of $78,000 in income taxes).

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), or
(4) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

Changes in fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income (loss), depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. See also Note 19 of Notes to Consolidated Financial Statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

1. Summary of Significant Accounting Policies and Nature of Operations
   (continued)

(t) Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 by the Company during the quarter ended September 30, 2001 did not impact its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting No. 38" "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchased method. SFAS 141 was effective June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and is therefore effective for the Company for its fiscal year ending September 30, 2003. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of September 30, 2001, the Company had not assessed the impact of adopting SFAS 142.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"). SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined its impact on its consolidated results of operations, cash flows or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions" for the disposal of a "Segment of a Business" (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company is currently assessing this new standard and has not yet determined its impact on its consolidated results of operations, cash flows, or financial position.

(u) Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

2. Capital Infusion

On July 23, 2001 the Company obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC (SCH), an affiliate of Sun Capital Partners, Inc. (a merchant banking firm based in Boca Raton, Florida) and other parties.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

2. Capital Infusion (continued)

In exchange for the $11.8 million, the Company issued SCH 8,489,932 shares of common stock (for $3 million) and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Equity Partners (STEP). SCH and STEP also received the right to obtain warrants exercisable immediately upon receipt at $.01 per share to purchase an additional 3,904,838 and 1,652,636 shares, respectively, of the Company's common stock. Immediately after the Sun transaction, SCH owned approximately 53% of the Company's outstanding common stock. The Company entered into a ten-year agreement with an affiliate of SCH to provide management services to the Company at an annual fee of $500,000. The Company also paid a $400,000 investment banking fee to an affiliate of SCH in connection with the Sun transaction.

The Company amended and restructured its $75 million credit facility in connection with the Sun transaction. The net proceeds from the transaction, amounting to $8.9 million, were applied against the revolving loans and term loans under this credit facility. The amendment to this credit facility revised the financial covenants under the facility, reduced required quarterly principal payments on the term loans, reallocated available borrowings between the U.S. and U.K. revolving loans, provide for lump sum repayment of the revolving loans and term loans on December 31, 2003, and limits the Company's consolidated capital expenditures. See Note 6 of Notes to Consolidated Financial Statements.

The Company had employment agreements with its former chief executive officer, two former executive vice presidents and its chief financial officer at the time of the Sun transaction that provided for certain payments to these employees in the event the Company experienced a "change in control". The Company resolved these obligations as part of the Sun transaction by terminating the previous employment agreements and entering into settlement agreements with these employees, which agreements provide in the aggregate for (i) the granting of options to purchase 1,569,229 shares of common stock at a price of $1.18 per share, subject to the increase in the Company's authorized shares, as discussed below, and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under the Company's credit facility has occurred and is continuing. Effective with the closing of the Sun transaction, the Company's former chief executive officer entered into a new one-year employment agreement to serve as the Company's president, the chief financial officer signed a new one-year employment agreement, and the employment of the Company's executive vice presidents was terminated. As part of the settlement agreements, the Company obtained covenants not to compete through July 23, 2004. The accompanying Consolidated Statement of Operations for the year ended September 30, 2001 includes a charge of $2,586,000 relating to these settlement agreements.

Prior to the Sun transaction, 7,388,315 shares of the Company's common stock were outstanding, and another 1,523,434 shares were issuable upon exercise of outstanding stock options. In connection with the Sun transaction and the amendment of the credit facility, the Company issued SCH 8,489,932 shares and, subject to an increase in the Company's authorized shares, granted the rights to SCH and the other parties to obtain warrants and stock options for up to an additional 8,766,428 shares. Because the aggregate number of shares (including shares issuable upon exercise of options or warrants) to be issued in the transaction exceeded the remaining available authorized shares at the time of the Sun transaction, the Company was required to obtain subsequent shareholder approval to increase its number of authorized shares to an amount sufficient to provide for the additional shares contingently issuable as a result of the Sun transaction. This shareholder approval was obtained at a special shareholders' meeting held November 7, 2001 at which time the shareholders increased the Company's authorized shares to 100 million.

As a result of the Sun transaction, the Company's board of directors was expanded to nine members, and six individuals designated by SCH became members of the board of directors. On July 25, 2001, an individual who was formerly the president and a director of an affiliate of SCH was named chief executive officer of the Company. In addition, the board of directors was expanded to ten members and this individual became a member of the board of directors. On August 8, 2001 the Company's former chief executive officer and then-acting president resigned from the board of directors and terminated his employment with the Company.

3. Acquisition

On July 5, 2000 the Company acquired all of the outstanding ordinary shares and 74% of the convertible preference shares of Ring PLC ("Ring"). Ring is a leading supplier of lighting, automotive aftermarket products and industrial consumables in the United Kingdom. The acquisition, recorded under the purchase method of accounting, included the purchase of 39.6 million ordinary shares at 50 pence per share (approximately U.S. $30.1 million), 7 million convertible preference shares at 20 pence per share

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

3. Acquisition (continued)

(approximately U.S. $2.1 million) plus acquisition costs, resulted in a total purchase price of U.S. $33.8 million. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of Ring's tangible assets was $21.3 million, which was allocated to goodwill. The goodwill is being amortized over 20 years on a straight-line basis. During 2001 the Company reduced this goodwill by $749,000 reflecting the favorable settlement of tax liabilities.

4. Inventories

Inventories consisted of the following:

                                      September 30,
                                  --------------------
                                    2001         2000
                                  -------      -------
                                     (In thousands)
            Raw materials         $ 2,869      $ 6,700
            Work-in-progress          892        1,159
            Finished goods         33,664       44,921
                                  -------      -------
                                  $37,425      $52,780
                                  =======      =======

Inventory allowances amounted to $6.8 million and $2.0 million at September 30, 2001 and 2000, respectively.

5. Property and Equipment

Property and equipment and related depreciable lives were as follows:

                                              September 30,
                                           -------------------      Depreciable
                                             2001        2000          lives
                                           -------     -------     -------------
                                              (In thousands)
Land                                       $ 1,707     $ 1,707     --
Land use rights                              2,578       1,898     47 years
Buildings and improvements                  19,850      15,615     5 to 30 years
Leasehold improvements                       2,223       2,544     lease terms
Furniture and office equipment               1,536       1,477     3 to 7 years
Computer software and equipment              5,464       4,912     2 to 5 years
Machinery, molds and equipment              15,691      14,879     3 to 15 years
Vehicles                                     2,810       2,681     4 to 5 years
Construction in progress                       168       2,168     --
Other assets                                   156         179     2 years
                                           -------     -------
                                            52,183      48,060
Less accumulated depreciation               21,956      18,128
                                           -------     -------
                                           $30,227     $29,932
                                           =======     =======

Depreciation expense (including the amortization expense of assets under capital leases) for the years ended September 2001, 2000 and 1999 was approximately $4,914,000, $4,130,000 and $4,297,000, respectively.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

6. Revolving Credit and Term Loan Facilities

The Company entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of its U.K. subsidiary, Ring Ltd., and repay and terminate its existing U.S. credit facility and Ring's U.K. facility. This facility was subsequently amended on July 23, 2001 in connection with a capital infusion to the Company (see Note 2). The facility consists of two term loans amounting to $15 million and the Great British Pound (GBP) equivalent of U.S. $15 million (GBP 10.2 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for the Company's ongoing operations in the U.S. and the U.K. of $21.4 million and the GBP equivalent of U.S. $23.6 million, respectively. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the U.S. and U.K. Obligations under the facility are secured by substantially all of the Company's U.S. and U.K. assets, including 100% of the common stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's Canadian and first tier United Kingdom and Hong Kong subsidiaries. The credit facility prohibits the payment of cash dividends or other distributions on any shares of the Company's common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. Borrowings under the facility bear interest, payable monthly at the Company's option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The effective rate on this facility was 8.1% at September 30, 2001. Under the amended facility, the Company is required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are repayable in installments aggregating approximately (i) $200,000 on each of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; (ii) $750,000 on each of December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003, and; (iii)
$20,497,000 on December 31, 2003. The revolving loans under the facility mature December 31, 2003. The bank syndication group's fee for the July 23, 2001 amendment consisted of warrants, valued at $191,000, to purchase 354,136 shares of the Company's common stock at a price of $.01 per share.

Proceeds from the $75 million credit facility were used in part to fund the Company's acquisition of Ring, a British company, on July 5, 2000. Under English law, a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. Until the whitewash procedure is completed, cash flows from Ring cannot be used to repay the Company's term loans and cash payments by Ring to other Company subsidiaries are limited to trade transactions in the normal course of business.

The July 23, 2001 amendment to the $75 million credit facility eliminated (as an event of default) a previous requirement of the credit facility that the Company complete the whitewash procedure. However, if the whitewash procedure is not completed by December 31, 2001, 50 basis points will be added to the facility's effective interest rate. The Company does not expect to complete the whitewash procedure by December 31, 2001. At September 30, 2001 $32.3 million in net assets of Ring were restricted under the credit facility and U.K. laws, and could not be transferred to the Company.

The Company was in compliance with the financial covenants of its $75 million credit facility for the quarter ended September 30, 2001. Based upon its sales results for October 2001 and November 2001, its current assessment of market conditions for its business, and its projections for the remainder of its 2002 fiscal year, the Company expects to be in compliance with the credit facility's financial covenants for the December 31, 2001 and subsequent quarters. The Company is dependent upon borrowings under the revolving loans of its $75 million credit facility to fund its operations. Should the Company be unable to comply with

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

6. Revolving Credit and Term Loan Facilities (continued)

the terms and financial covenants of its $75 million credit facility, it would be required to obtain a modification to the facility or another source of financing to operate. There can be no assurances that market conditions will not deteriorate in the future, or that the Company will be able to achieve its projected results for 2002.

Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the U.K. revolving credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Borrowings, trade letters of credit, bonds and foreign currency forward contracts outstanding under this arrangement amounted to $7.1 million, $22,000, $199,000 and $5.7 million, respectively, at September 30, 2001.

As of September 30, 2001 Catalina Canada had a credit facility with a Canadian bank which provided 5.5 million Canadian dollars or U.S. equivalent (approximately U.S. $3.5 million) in revolving demand credit. Canadian dollar advances bore interest at the Canadian prime rate plus .5% (5.75% at September 30, 2001) and U.S. dollar advances bore interest at the U.S. base rate of the bank (6.5% at September 30, 2001). In December 2001 Catalina Canada repaid this credit facility upon the closing of a new credit facility with a different lender. The new facility provides U.S. dollar and Canadian dollar revolving credit loans of up to 7 million Canadian dollars in the aggregate and matures December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5% while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually; however, no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility's borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth. At September 30, 2001, $2.7 million in net assets of Catalina Canada would have been restricted under the new credit facility and could not have been transferred to the Company.

Go-Gro, the Company's Hong Kong subsidiary, has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by Go-Gro's assets and a guarantee issued by the Company and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to its parent and affiliates. At September 30, 2001, $20.8 million in net assets of Go-Gro were restricted under the agreement and could not be transferred to the Company. This facility is repayable upon demand and is subject to an annual review by the bank. At September 30, 2001, Go-Gro had used $1.8 million of this line for letters of credit. As a result of the Company's present financial situation, the Hong Kong bank is requiring Go-Gro to maintain additional collateral in the form of cash deposits as security on this facility. Such deposits amounted to $686,000 at September 30, 2001, which are included in restricted cash equivalents in the accompanying Consolidated Balance Sheet.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

The Company's availability under its revolving credit facilities consisted of the following (in thousands):

                                                    September 30, 2001
                                                   ---------------------
                                                   U.S./U.K.    Canadian
                                                    Facility    Facility
                                                   ---------------------

       Total lines of credit                        $ 45,000    $ 3,483
       Less:
          Borrowings                                 (14,800)    (1,566)
          Stand-by letters of credit                 (10,459)
          Trade letters of credit                     (1,442)
          Amount unavailable under borrowing base    (11,452)      (863)
                                                   ---------------------
       Amounts available                            $  6,847    $ 1,054
                                                   =====================

6. Revolving Credit and Term Loan Facilities (continued)

The weighted average interest rate on the current portion of revolving credit facilities was 10.0% and 9.16% at September 30, 2001 and 2000, respectively, and was 8.30% and 9.15% on the current portion of term loans at September 30, 2001 and 2000, respectively.

7. Bonds Payable

The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance (along with internally generated cash flow and the Company's $1 million leasing facility) a warehouse located near Tupelo, Mississippi. The bonds have a stated maturity of May 1, 2010 and require mandatory sinking fund redemption payments, payable monthly, aggregating $900,000 per year through 2002, $600,000 per year in 2003 and 2004, and $500,000 per year from 2005 to 2010. The bonds bear interest at a variable rate (3.05% at September 30, 2001) that is adjustable weekly to the rate the remarketing agent for the bonds deems to be the market rate for such bonds. The bonds are secured by a lien on the land, building, and all other property financed by the bonds. Additional security is provided by a $5.2 million direct pay letter of credit which is not part of the Company's $75 million credit facility. This direct pay letter of credit provides that any default under any other agreement involving a material borrowing or guarantee constitutes a default under the direct pay letter of credit. The outstanding balance of these bonds was $5.1 million and $6.0 million, at September 30, 2001 and 2000, respectively. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements by effectively converting its debt from a variable interest rate to a fixed interest rate of 5.52%. Interest rate differentials paid or received under the agreement are recognized as adjustments to interest expense.

The aggregate maturities of bonds payable at September 30, 2001, are as follows (in thousands):

                              2002         $  900
                              2003            600
                              2004            600
                              2005            500
                              2006            500
                              Thereafter    2,000
                                           ------
                                           $5,100
                                           ======

8. Subordinated Notes

On July 23, 2001 the Company obtained $11.8 million in additional funding from the issuance of 8,489,932 shares of common stock, $8.8 million in subordinated notes and warrants exercisable immediately upon receipt at $.01 per warrant to purchase an additional 5,557,474 shares of the Company's common stock (see Note
2). The subordinated notes are due in full on July 23, 2006 and these notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly commencing March 31, 2003. Interest not paid in cash is added to the principal of the notes. The notes are prepayable subject to a premium equal to 5% of the note principal. The holders of the subordinated notes are also entitled to additional warrants to purchase common shares at $.01 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid on those notes for the period July 23, 2001 to September 30, 2001, for which the note holders received additional warrants for a total of 128,400 shares of common stock. The Company would subsequently issue additional warrants for 907,189 shares of common stock if interest payments do not commence until March 31, 2003.

The amount reflected for the subordinated notes in the accompanying September 30, 2001 Consolidated Balance Sheet consisted of the following (in thousands):

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

8. Subordinated Notes (continued)

                 Original principal balance            $ 8,800
                 Additions to principal for interest
                     not paid in cash                      199
                 Unamortized discount for
                     warrants issued                    (2,889)
                                                       -------
                                                       $ 6,110
                                                       =======

On June 30, 2000, the Company prepaid $4.3 million of the $5.1 million then outstanding balance on 8% convertible subordinated notes and the remaining $733,000 was prepaid in July 2000. The $5.1 million balance was due in two equal installments on March 15, 2001 and March 15, 2002. The Company had previously repaid $2.5 million of these notes in March 2000.

9. Other Long-Term Debt

Other long-term debt consisted of the following:

                                                                 September 30,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------
                                                                (In thousands)
      Mortgage note payable monthly through 2004 based on a
      15 year amortization schedule with a balloon payment
      in 2004, bearing interest at 8%, secured by land and
      building with a net book value of $1.3 million at
      September 30, 2001                                      $   828    $   896

      Borrowings under a leasing facility with a Hong Kong
      financial institution to finance the purchase of
      equipment for the China facility; payable monthly,
      bearing interest at the Hong Kong Interbank Borrowing
      Rate plus 2.5% (5.81% at September 30, 2001), maturing
      in 2002 and secured by a guarantee issued by the
      Company and warehouse equipment with a net book value
      of $62,000 at September 30, 2001                             99        277

      Borrowings under a leasing facility with a U.S.
      financial institution to finance the purchase of U.S.
      assets; payable monthly, maturing at various dates
      through 2003, bearing interest at 8.75%, and secured
      by office, computer and warehouse equipment with a net
      book value of $90,000 at September 30, 2001                  98        301

      Borrowings with a U.K. financial institution to
      finance the purchase of vehicles and equipment,
      payable monthly, maturing at various dates through
      2003, bearing interest at the institution's base rate
      plus 1.25%, adjusted monthly (6.0% at September 30,
      2001), and secured by vehicles and equipment with a
      net book value of $787,000 at September 30, 2001            646      1,214

      Borrowings which financed the purchase of computer
      equipment in the U.S., maturing in 2003, bearing
      interest at rates ranging from 8.81% to 10.81% and
      secured by computer equipment with a net book value of
      $228,000 at September 30, 2001                              246        399

      Other                                                        46         40
                                                              -------    -------
      Subtotal                                                  1,963      3,127
      Less current maturities                                    (878)    (1,339)
                                                              -------    -------
                                                              $ 1,085    $ 1,788
                                                              =======    =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

9. Other Long-Term Debt (continued)

The aggregate maturities of other long-term debt at September 30, 2001 are as follows (in thousands):

                       2002    $  878
                       2003       388
                       2004       697
                               ------
                               $1,963
                               ======

10. Income Taxes

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal income tax rate:

                                                     Years Ended September 30,
                                                   ----------------------------
                                                   2001        2000        1999
                                                   ----        ----        ----
Statutory federal income tax rate                  (34.0)%     34.0%       34.0%
 Increase (decrease) resulting from:
   State income taxes, net of federal
       income tax effect                            0.4         3.4         2.8
   Foreign tax rate differential                   (0.4)      (18.7)       (6.3)
   Goodwill amortization                            2.7         6.2         1.6
   Provision for IRC 382                           26.8          --          --
   Other                                            2.5         2.5        (0.9)
                                                   ----        ----        ----
                                                   (2.0)%      27.4%       31.2%
                                                   ====        ====        ====

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

10. Income Taxes (continued)

The income tax provision (benefit) consisted of the following:

                                            Current       Deferred       Total
                                            -------       --------      -------
                                                       (In thousands)
Year ended September 30, 2001
  Federal                                   $     2       $  (186)      $  (184)
  State                                          20           (88)          (68)
  Foreign                                       265          (396)         (131)
                                            -------       -------       -------
                                            $   287       $  (670)      $  (383)
                                            =======       =======       =======

Year ended September 30, 2000
  Federal                                   $   279       $  (377)      $   (98)
  State                                          64            70           134
  Foreign                                     1,194          (156)        1,038
                                            -------       -------       -------
                                            $ 1,537       $  (463)      $ 1,074
                                            =======       =======       =======

Year ended September 30, 1999
  Federal                                   $   (95)      $ 1,788       $ 1,693
  State                                          80           165           245
  Foreign                                     1,002            (2)        1,000
                                            -------       -------       -------
                                            $   987       $ 1,951       $ 2,938
                                            =======       =======       =======

The Sun transaction constituted a change of ownership of the Company as defined under Internal Revenue Code Section 382 (IRC 382) which can limit the utilization of loss carryforwards and other tax return deductions existing at the time the change in ownership occurs. The deferred tax benefit for 2001 was reduced by a provision of approximately $5.0 million for the estimated impact of IRC 382. The deferred tax benefit for the years ended September 30, 2001 and 2000 includes $3,423,000 and $962,000, respectively, for the benefits of loss carryforwards.

Income (loss) before income taxes by source consisted of the following:

                                                Years Ended September 30,
                                       -----------------------------------------
                                         2001              2000            1999
                                       --------          -------          ------
                                                     (In thousands)

United States                          $(16,662)         $  (733)         $5,046
Foreign                                  (2,068)           4,652           4,381
                                       --------          -------          ------
                                       $(18,730)         $ 3,919          $9,427
                                       ========          =======          ======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

10. Income Taxes (continued)

The tax effects of each type of temporary difference that gave rise to the Company's current net deferred tax asset (included on other current assets) are as follows:

                                                              September 30,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
                                                              (In thousands)
Accounts receivable allowances                             $ 1,371      $   916
Prepaid expenses                                              (245)        (150)
Allowances and capitalized costs for inventory               2,015          856
Accrued expenses                                               428          379
Restructuring charge                                            86          175
Other                                                           49           14
Valuation allowance                                         (2,158)          --
                                                           -------      -------
                                                           $ 1,546      $ 2,190
                                                           =======      =======

The tax effects of each type of temporary difference and carryforward that gave rise to the Company's net long term deferred tax asset (included in other long term assets) are as follows:

                                                             September 30,
                                                        -----------------------
                                                          2001            2000
                                                        --------        -------
                                                             (In thousands)
Pension obligation                                      $  1,420        $ 1,409
Executive settlements                                        483             --
Depreciation:
   U.S. assets                                              (532)          (572)
   Foreign assets                                            301            195
U.S. loss and other U.S. carryforwards                     4,218          1,169
Foreign tax loss carryforwards                             2,094          1,510
Foreign capital loss carryforwards                         8,370          8,292
Other                                                        295            151
Valuation allowance                                      (13,068)        (9,880)
                                                        --------        -------
                                                        $  3,581        $ 2,274
                                                        ========        =======

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

10. Income Taxes (continued)

At September 30, 2001, the Company had $12.0 million in U.S. loss carryforwards for federal income tax return purposes. Utilization of these loss carryforwards, however, is expected to be limited under IRC 382. At September 30, 2001, foreign operating and capital loss carryforwards were $8.0 million and $27.9 million, respectively. The U.S. loss can be carried forward for up to 20 years and the foreign losses must be utilized within the carryforward periods of the international jurisdictions. A valuation allowance has been provided for the majority of the foreign operating and capital tax loss carryforwards. The foreign operating and capital losses expire as follows (in thousands):

                      Year of      Operating     Capital
                      expiration     losses       losses
                      ----------   ----------   ----------
                      2005                161
                      2006                271
                      2007                419
                      2008                596
                      2009                786
                      2010                537
                      2011                715
                      Indefinite        4,520       27,901
                                   ----------   ----------
                                   $    8,005   $   27,901
                                   ==========   ==========

The Company has not provided for possible U.S. income taxes on $27.3 million in undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable.

11. Minority Interest

Ring has outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity stockholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

12. Pension Benefits

Ring has a defined benefit pension plan (the "plan") which covers 27 current employees and approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The components of net pension cost for the year ended September 30, 2001 and the period from the date of acquisition of Ring (July 5, 2000) to September 30, 2000 and for the year ended September 30, 2001 were as follows (in thousands):

                                           Year Ended         July 5, 2000 to
                                       September 30, 2001    September 30, 2000
                                       ------------------    ------------------
Service cost                           $              246    $               71
Interest cost                                       1,020                   248
Expected return on plan assets                     (1,030)                 (250)
                                       ------------------    ------------------
                                       $              236    $               69
                                       ==================    ==================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

12. Pension Benefits (continued)

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets, and the funded status of the plan are as follows (in thousands):

                                                               Year Ended         July 5, 2000 to
                                                           September 30, 2001    September 30, 2000
                                                           ------------------    ------------------
Change in benefit obligation:
   Benefit obligation at beginning of period               $           20,978    $           21,256
   Service cost                                                           246                    71
   Interest cost                                                        1,020                   248
   Benefits paid                                                         (614)                 (126)
   Participants' contributions                                             43                    --
   Benefit obligation (gain) loss                                       1,539                    --
   Foreign currency (gain) loss                                             3                  (471)
                                                           ------------------    ------------------
   Benefit obligation at end of period                     $           23,215    $           20,978
                                                           ==================    ==================

                                                               Year Ended         July 5, 2000 to
                                                           September 30, 2001    September 30, 2000
                                                           ------------------    ------------------
Change in plan assets:
   Fair value of plan assets at beginning of period        $           16,140    $           16,566
   Actual return on plan assets                                        (1,190)                  (19)
   Employer contributions                                                 389                    86
   Benefits paid                                                         (614)                 (126)
   Participants' contributions                                             43                    --
   Foreign currency loss                                                  (42)                 (367)
                                                           ------------------    ------------------
   Fair value of plan assets at end of period              $           14,726    $           16,140
                                                           ==================    ==================

                                                                        September 30,
                                                           ----------------------------------------
                                                                  2001                  2000
                                                           ------------------    ------------------
Funded status:
   Funded status (liability)                               $           (8,489)   $           (4,838)
   Unrecognized actuarial loss                                          4,083                   267
                                                           ------------------    ------------------
   Net liability recognized                                $           (4,406)   $           (4,571)
                                                           ==================    ==================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

12. Pension Benefits (continued)

                                                                 September 30,
                                                               -----------------
                                                                2001       2000
                                                               ------     ------
Accrued benefit liability recognized in the Company's
  balance sheet                                                $4,406     $4,571
                                                               ======     ======

The weighted average assumptions used in the actuarial computations that derived the above amounts were as follows:

                                                              2001      2000
                                                             -----      ----
      Discount rate                                           5.0%      5.0%
      Expected return on plan assets                          6.25%     6.5%
      Average rate of compensation increase                   4.0%      5.0%
      Rate of pension benefit increase                        3.0%      3.0%

The Company is reviewing the plan and may in the future begin the process of terminating its liability under the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement ("MFR") shortfall. The most recent estimate as of September 2001 placed the MFR shortfall at approximately $2.2 million. The U.K. government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should Ring not terminate its U.K. pension plan prior to that date, the cost to terminate Ring's U.K. plan under the new rules is likely to be much greater than the current $2.2 million deficit under the MFR method.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

13. Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per common share (EPS) is as follows (in thousands except per share data):

                                                             Years Ended September 30,
                                                           ------------------------------
                                                             2001        2000       1999
                                                           --------    -------    -------
Basic EPS
Numerator:
Net income (loss) attributable to common stockholders      $(18,347)   $ 2,845    $ 6,489
                                                           ========    =======    =======

Denominator:
Weighted average shares outstanding for the year              9,622      7,607      7,252
Weighted average of shares repurchased
  for the year                                                 (642)      (533)      (197)
                                                           --------    -------    -------
Weighted average shares used for basic EPS                    8,980      7,074      7,055
                                                           ========    =======    =======

Basic EPS                                                  $  (2.04)   $  0.40    $  0.92
                                                           ========    =======    =======

Diluted EPS
Numerator:
Net income (loss)                                          $(18,347)   $ 2,845    $ 6,489
Interest on convertible subordinated notes, net of
  income taxes                                                   --        250        424
                                                           --------    -------    -------
Net income (loss) available to common stockholders         $(18,347)   $ 3,095    $ 6,913
                                                           ========    =======    =======

Denominator:
Weighted average shares outstanding for the year              9,622      7,607      7,252
Shares upon conversion of convertible subordinated notes         --        748      1,138
Effect of stock options*                                         --        597        495
Effect of warrants**                                             --         --         --
Weighted average of shares repurchased
  for the year                                                 (642)      (533)      (197)
                                                           --------    -------    -------
Weighted average shares used for diluted EPS                  8,980      8,419      8,688
                                                           ========    =======    =======

Diluted EPS                                                $  (2.04)   $  0.37    $  0.80
                                                           ========    =======    =======

* The weighted average shares issuable upon the exercise of stock options not included in the calculation because such options were antidilutive were 1,772,000, 228,000, and 540,000 for 2001, 2000 and 1999, respectively.

** Weighted average shares issuable upon the exercise of warrants which were not included in the calculation because they were antidilutive were 1,117,537 for 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

14. Common Stock, Stock Options, Stock Warrants and Stock Rights

Common Stock

The Company's board of directors has authorized the repurchase of up to $2.7 million of common shares of the Company from time to time in the open market or in negotiated purchases. Through September 30, 2001, the Company had repurchased 641,932 shares for $2.5 million.

In November 2001, the Company's stockholders approved an increase in the number of authorized shares of common stock from 20 million to 100 million which has been reflected retroactively in the accompanying Consolidated Balance Sheet.

Stock Options Under Plans

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan ("Employee Plan"), which provided for the granting of options to officers and other key employees. Under the Employee Plan, the Company and its stockholders authorized the granting of options for up to 1,750,000 shares of common stock to be granted as either incentive or nonstatutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. Options generally vested ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date. With the adoption in November 2001 of the Stock Incentive Plan described below, no further options will be granted under the Employee Plan.

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan ("Director Plan"), which provided for the granting of options for up to 50,000 shares of common stock to non-employee directors. Under the Director Plan, options to purchase 2,000 common shares were granted annually through 1997 to non-employee directors automatically upon their election to the Board of Directors which vest upon the serving of a one-year term. The exercise price is the fair market value of the common stock on the date the options are granted. These options are generally exercisable no later than ten years from the date of grant. With the adoption in November 2001 of the Stock Incentive Plan described below, no further options will be granted under the Director Plan.

In March 2000, the Company's Board of Directors approved a Stock Option Plan ("Broad Based Plan") which provided for the granting of options to purchase 325,000 shares of common stock at a purchase price equal to the fair market value on the date of grant. The exercise price is the fair market value of the common stock on the date the options are granted. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years. These options are generally exercisable no later than ten years from the date of grant. With the adoption in November 2001 of the Stock Incentive Plan described below, no further options will be granted under the Broad Based Plan.

In November 2001, the Company adopted the Stock Incentive Plan ("Incentive Plan") which provides for the granting of options to directors, officers, employees, consultants and advisors of the Company and subsidiaries. The number of shares of common stock that may be issued pursuant to the Incentive Plan is 2,250,000 shares, subject to adjustment as provided in the Incentive Plan. Under the Incentive Plan, participants may receive Incentive Stock Options ("ISO") or Nonqualified Stock Options at a price determined by the Board of Directors, provided, however, that such price shall not, in the case of an ISO, be less than 100% of the fair market value of the shares on the date of grant. The option term shall not exceed 10 years from the date of grant. In November 2001 the Company granted options to purchase 708,000 shares to directors and officers at prices ranging from $0.38 to $5.00, including options to purchase 150,000 shares at $1.18 per share to the Company's chief financial officer in accordance with his employment agreement dated July 23, 2001.

In November 2001, the Company adopted the Management Settlement Stock Incentive Plan (the "Settlement Plan") which provides for the settlement of the Company's obligations to certain of the Company's former and current employees under employment agreements previously entered into between the Company and such employees (see Note 2).

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

14. Common Stock, Stock Options, Stock Warrants and Stock Rights (continued)

Transactions and related information for each plan are as follows:

Employee Plan:                                  Number of    Weighted Average
                                                 Options      Price Per Share
                                               ----------    ----------------
Options outstanding at September 30, 1998       1,289,648               $3.99 **
     Options granted                               91,000               $3.28
     Options exercised                           (185,898)              $2.20
     Options terminated                           (63,848)              $4.10
                                               ----------    ----------------

Options outstanding at September 30, 1999       1,130,902               $2.81
     Options exercised                           (364,767)              $2.27
     Options terminated                            (6,201)              $3.93
                                               ----------    ----------------

Options outstanding at September 30, 2000         759,934               $3.05
     Options terminated                          (582,500)              $3.17
                                               ----------    ----------------
Options outstanding at September 30, 2001         177,434               $2.66
                                               ==========    ================

Options exercisable at September 30, 2001         167,931               $2.59
                                               ==========    ================

** On December 11, 1998, the exercise price of 784,733 outstanding options was restated to $2.4375, the market value of the Company's stock on such date.

Director Plan:                                  Number of    Weighted Average
                                                 Options      Price Per Share
                                               ----------    ----------------
Options outstanding at September 30, 1998        46,000                 $6.59
   Options terminated                            (2,000)               $12.13
                                               ----------    ----------------

Options outstanding at September 30, 1999        44,000                 $6.34
   Options terminated                           (20,000)                $6.25

                                               ----------    ----------------
Options outstanding at September 30, 2000        24,000                 $6.42
   Options terminated                           (20,000)                $6.70
                                               ----------    ----------------

Options outstanding at September 30, 2001         4,000                 $5.00
                                               ==========    ================

Options exercisable at September 30, 2001         4,000                 $5.00
                                               ==========    ================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

14. Common Stock, Stock Options, Stock Warrants and Stock Rights (continued)

Broad Based Plan:                               Number of    Weighted Average
                                                 Options      Price Per Share
                                               ----------    ----------------
Options outstanding at September 30, 1999              --                  --
   Options granted                                246,000               $3.94
                                               ----------    ----------------
Options outstanding at September 30, 2000         246,000               $3.94
   Options terminated                             (77,000)              $3.94
                                               ----------    ----------------
Options outstanding at September 30, 2001         169,000               $3.94
                                               ==========    ================

Options exercisable at September 30, 2001          56,325               $3.94
                                               ==========    ================

Other Stock Options

On October 1, 1991, the Company issued options to purchase 20,000 shares at $3.38 to an employee. On December 1, 1998 the exercise price of these options was restated to $2.4375, the market value of the Company's stock on such date. The options were fully exercisable at September 30, 2001 and expired on October 1, 2001.

On January 3, 1992, the Company issued to certain of its executives and non-employee directors options to purchase 275,000 shares at $4.88 per share. On December 11, 1998, the exercise price of 150,000 of these options was restated to $2.4375, the market value of the Company's stock on such date. As of September 30, 2001, 75,000 of these options remained unexercised and were fully exercisable. These options expire January 3, 2002.

On December 1, 1994, the Company granted to a new employee options to purchase 10,000 shares of common stock at $6.75 per share. On December 11, 1998, the exercise price of these options was restated to $2.4375, the market value of the Company's stock on such date. The options were fully exercisable at September 30, 2001 and expire on December 1, 2004.

On March 4, 1996, the Company issued options to purchase 10,000 shares at $5.38 to a consultant. The options were fully exercisable at September 30, 2001 and expire on March 4, 2006.

On August 27, 1996, the Company issued to one of its executives options to purchase 5,000 shares of common stock at $3.75 per share. On December 11, 1998, the exercise price of these options was restated to $2.4375, the market value of the Company's stock on such date. The options were fully exercisable at September 30, 2001 and expire on August 26, 2006.

On March 12, 1997, the Company issued options to purchase 20,000 shares of common stock at $3.75 per share to new members of the Company's Board of Directors. The options were fully exercisable at September 30, 2001 and expire on March 11, 2007.

On September 1, 1999, the Company granted to a new employee options to purchase 5,000 shares of common stock at $4.94 per share. The options expire 10 years from the grant date and one-third became exercisable one year after the date of grant with one-third vesting during each of the following two years. At September 30, 2001, 3,333 options were exercisable.

During fiscal 2000, the Company issued to certain new employees options to purchase 214,000 shares at prices ranging from $4.06 to $4.38 per share, the market value of the Company's stock on grant date. The options expire 10 years from the grant date. One

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

14. Common Stock, Stock Options, Stock Warrants and Stock Rights (continued)

third of the options became exercisable one year after the date of the grant with one third vesting during each of the following two years. At September 30, 2001, 71,331 options were exercisable.

During fiscal 2001, the Company issued to certain employees options to purchase 25,000 shares at prices ranging from $1.89 to $2.75 per share, the market value of the Company's stock on grant date. The options expire 10 years from the grant date. One third of the options becomes exercisable one year after the date of the grant with one third vesting during each of the following two years.

Transactions and related information relating to other stock options are summarized as follows:

                                                Number of    Weighted Average
                                                 Options      Price Per Share
                                               ----------    ----------------
Options outstanding at September 30, 1998        638,500                $3.81 **
     Options granted                              11,000                $3.45
     Options terminated                          (24,500)               $3.00
                                               ----------    ----------------
Options outstanding at September 30, 1999        625,000                $2.84
     Options granted                             214,000                $4.36
     Options exercised                          (252,000)               $1.93
                                               ----------    ----------------
Options outstanding at September 30, 2000        587,000                $3.79
     Options granted                              26,000                $2.06
     Options terminated                         (229,000)               $3.00
                                               ----------    ----------------
Options outstanding at September 30, 2001        384,000                $4.14
                                               ==========    ================

Options exercisable at September 30, 2001        216,330                $4.22
                                               ==========    ================

** On December 11, 1998, the exercise price of 290,000 outstanding options was restated to $2.4375, the market value of the Company's stock on such date.

The following table summarizes information about all stock options outstanding (including options under the Sun transaction-See Note 2) at September 30, 2001:

                               Options Outstanding                Options Exercisable
                    -----------------------------------------   ----------------------
                                      Weighted       Weighted                 Weighted
                                       Average       Average                   Average
Range of Exercise     Options         Remaining      Exercise     Options     Exercise
      Prices        Outstanding   Contractual Life    Price     Exercisable     Price
-----------------   -----------   ----------------   --------   -----------   --------
$1.18 to $1.89       1,739,229           9.8 years    $1.19      1,569,229      $1.18
$2.12 to $2.75         188,934           3.2 years    $2.42        185,600      $2.42
$3.75 to $4.88         508,500           7.3 years    $4.25        243,653      $4.34
$4.94 to $6.25          17,000           5.5 years    $5.35         15,333      $5.40
-----------------   -----------   ----------------   --------   -----------   --------
$1.18 to $6.25       2,453,663           8.7 years    $1.95      2,013,815      $1.71
=================   ===========   ================   ========   ===========   ========

For purposes of the following proforma disclosures, the weighted-average fair value of options has been estimated on the date of grant or repricing using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

14. Common Stock, Stock Options, Stock Warrants and Stock Rights (continued)

in 2001, 2000 and 1999, respectively: no dividend yield; expected volatility of 75%, 62% and 62%, risk-free interest rate of 3.7%, 6.4% and 5.2% and an expected term for options granted of five years for 2001, six and a half years for 2000 and 1999 and two years for options repriced during 1999. The weighted average fair value at date of grant of options granted during 2001, 2000, and 1999 was $0.57, $2.36 and $1.97 ($.70 for options repriced) per option, respectively. Had the compensation cost been determined based on the fair value at the grant or repricing date, the Company's net income (loss) and basic and diluted earnings per share would have been reduced to the proforma amounts indicated below (in thousands, except per share amounts):

                                                         Years Ended September 30,
                                                   ---------------------------------------
                                                      2001           2000          1999
                                                   ----------     ----------    ----------
Net income (loss) - as reported                    $  (18,347)    $    2,845    $    6,489
Net income (loss) - proforma                       $  (18,636)    $    2,685    $    5,764

Basic earnings (loss) per share - as reported      $    (2.04)    $     0.40    $     0.92
Basic earnings (loss) per share - proforma         $    (2.08)    $     0.38    $     0.82

Diluted earnings (loss) per share - as reported    $    (2.04)    $     0.37    $     0.80
Diluted earnings (loss) per share - proforma       $    (2.08)    $     0.35    $     0.71

Stock Warrants

In connection with the Sun transaction on July 23, 2001, the Company issued warrants to purchase 5,557,474 common shares exercisable immediately upon receipt at $.01 per share. Also in connection with the Sun transaction, the Company issued $8.8 million in secured subordinated notes bearing interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in cash commencing March 31, 2003. Interest and principal on the notes are prepayable subject to a premium equal to an additional 5% of the principal amount of the note. The noteholders are also entitled to additional warrants to purchase common shares at $.01 pre share for the quarters during which interest on the notes is not paid in cash. The Company did not pay in cash the interest due for the period from July 23, 2001 to September 30, 2001, which resulted in warrants to purchase an additional 128,400 common shares at $.01 per share. The Company would subsequently issue additional warrants for 907,189 shares of common stock if cash interest payments do not commence until March 31, 2003.

The Company issued warrants to purchase 354,136 common shares at $.01 per share to its bank syndicate group in connection with the July 23, 2001 amendment of its $75 million credit facility.

Stock Rights

In November 2000, the Company's Board of Directors reauthorized its stockholder rights plan, by adopting a plan similar to a pre-existing rights plan which expired on November 20, 2000. Under the Company's new rights plan, a preferred stock purchase right was distributed for each share of common stock outstanding at the close of business on the November 30, 2000 record date and is issued in connection with each share issued after such date. The rights were not initially exercisable, but upon the occurrence of certain takeover-related events, the holders of the rights (other than an adverse or acquiring person, or group thereof), under certain circumstances, had the right to purchase additional shares of Company stock (or, in some cases, stock of the acquiring entity) at a discount to the then market price. The rights were redeemable by the Company at any time, and would otherwise have expired on November 20, 2005. The thresholds for triggering the rights plan was a person (as defined in the rights plan) acquiring 21% of the outstanding stock of the Company or a declaration by the Board of Directors that a person is an "adverse person" as defined in the rights plan, and the exercise price of the rights was $17. The Company redeemed and cancelled this stockholders' rights plan in connection with the Sun transaction.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

15. Commitments

The Company leases offices, warehouse facilities, equipment and vehicles under non-cancelable operating leases that expire at various dates through 2019 with the exception of certain U.K. land use rights which expire in 2073. Certain leases provide for future rent adjustments based on changes in market rates or increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 2001 by fiscal year, were as follows (in thousands):

                            Minimum Rental          Minimum
                               Payments        Sublease Receipts        Net
                          -----------------    -----------------    ----------
            2002          $           2,495    $             169    $    2,326
            2003                      2,209                  168         2,041
            2004                      1,871                  151         1,720
            2005                      1,625                  136         1,489
            2006                      1,590                  136         1,454
            Thereafter               17,518                  324        17,194
                          -----------------    -----------------    ----------
                          $          27,308    $           1,084    $   26,224
                          =================    =================    ==========

Total net rental expense for all operating leases amounted to approximately $3.2 million, $1.9 million and $1.5 million for the years ended September 2001, 2000 and 1999, respectively.

In September 2000 the Company's wholly-owned Hong Kong subsidiary, Go-Gro Industries ("Go-Gro") deposited the purchase price of approximately $1 million for its joint venture partner's interest in Go-Gro's Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. ("SJE"). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. ("JES").

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction has been completed.

In connection with the settlement with Go-Gro's former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and is obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. If this construction is not completed by that date JES is subject to fines of up to $55,000, and if the construction is not completed by March 20, 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments.

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. Originally, subject to the minimum sales conditions discussed below, the agreement terminated on September 30, 2002, with the Company having options to extend the agreement for two additional five-year terms. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Either party had the right to terminate the agreement if the Company did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Net sales of Westinghouse branded products amounted to $16.8 million and $29.0 million for the years ended September 30, 2001 and 2000, respectively. In September 2001 the Company and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates the Company's option to extend the license agreement upon the agreement's expiration on September 30, 2002. Management does not believe that the loss of the Westinghouse license will have a material adverse effect on its financial condition or annual results of operations.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

15. Commitments (continued)

Ring has employment agreements with fifteen of its officers and key employees which provide for notice periods in the case of termination varying from 6 to 36 months. Their total annual basic salary cost amounts to approximately U.S. $1.5 million. The agreements contain benefit packages including contributions to Ring's pension plans ranging from 5% to 10% of salary. In addition, the agreements contain post-termination restrictive covenants.

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

Go-Gro has provided a financial guarantee of 4.8 million Hong Kong dollars (US $615,000) relating to the credit facility of a joint venture.

16. Related Party Transactions

On July 23, 2001, the Company entered into a ten-year agreement with an affiliate of the Company's majority stockholder to provide management services to the Company at an annual fee of $500,000, payable quarterly. This management services expense for the year ended September 30, 2001 amounted to $98,000.

The Company leases its Hong Kong office from a company owned by a stockholder of the Company. The lease expires in 2004 but may be extended for an additional year. Rent expense related to this lease was approximately $222,000, $255,000, and $255,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

During the years ended September 30, 2001, 2000 and 1999, Go-Gro, a wholly-owned subsidiary of the Company, purchased $1.9 million, $2.7 million and $1.7 million, respectively, in raw materials from an affiliate which is fifty percent owned by the Company. Amounts due by Go-Gro to this affiliate were $282,000 and $459,000 at September 30, 2001 and 2000, respectively.

During the years ended September 30, 2001 and 2000, Go-Gro purchased $2.1 million and $2.8 million, respectively, in raw materials from another affiliate which is forty percent owned by the Company. Amounts due by Go-Gro to this affiliate were $239,000 and $375,000 at September 30, 2001 and 2000, respectively.

The Company leased a facility located in Massachusetts from an entity in which an officer and a former officer had an ownership interest. The lease expired in June 1999. Rent expense related to this lease was approximately $99,000 for the year ended September 30, 1999.

Amounts receivable from two former Executive Vice Presidents of the Company totaled $212,000 immediately prior to the Sun transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement and termination Agreements negotiated as part of the Sun transaction. At September 30, 2001, the remaining amounts due from these individuals totaled $194,000.

17. Segment Information

For internal management reporting purposes the Company operates three primary business segments, which also correspond to the major geographic segments of the Company's business: Catalina Industries (United States), Go-Gro Industries (China) and Ring Limited (United Kingdom). The Company added the United Kingdom as a primary business segment with the acquisition of Ring PLC on July 5, 2000. Catalina Industries and Ring Limited are engaged in the importation and distribution of lighting products. Go-Gro manufactures and procures products for other Company subsidiaries. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by U.S. and U.K.-based operations are made primarily into the United States and the United Kingdom, respectively. Net sales to external customers by China-based operations are made primarily into Europe and net sales to external customers other than sales made by the Company's three reportable

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

17. Segment Information (continued)

operating segments are made primarily into Canada and to a lesser extent Mexico and South America. Intersegment sales represent shipments of finished products sold at prices determined by management. The Company evaluates the performance of its operating segments and allocates resources to them based on net sales and segment contribution. Segment contribution is defined as income (loss) before Parent/holding company and certain administrative expenses, unusual items, tax transfer pricing adjustments and income taxes. Prior years' data has been restated to conform to the current year reportable operating segments presentation. Information on operating segments and a reconciliation to income
(loss) before income taxes for the years ended September 2001, 2000 and 1999 are as follows (in thousands):

Net Sales by Business Segment:

                                                              Years Ended September 30,
                  -----------------------------------------------------------------------------------------------------------------
                                    2001                                   2000                                   1999
                  -----------------------------------    -----------------------------------    -----------------------------------
                  External                               External                               External
                 customers   Intersegment       Total   customers   Intersegment       Total   customers   Intersegment       Total
                  --------   ------------   ---------    --------   ------------   ---------    --------   ------------   ---------
United States     $ 78,283            660   $  78,943    $121,401      $     821   $ 122,222    $133,749      $   1,559   $ 135,308
China               24,804         83,867     108,671      26,983        114,373     141,356      19,523        117,422     136,945
United Kingdom     104,847             --     104,847      24,529             --      24,529          --             --          --
Other segments      26,852            346      27,198      29,717            197      29,914      23,289            517      23,806
Eliminations            --        (84,873)    (84,873)         --       (115,391)   (115,391)         --       (119,498)   (119,498)
                  -----------------------------------    -----------------------------------    -----------------------------------
  Total           $234,786             --   $ 234,786    $202,630      $      --   $ 202,630    $176,561      $      --   $ 176,561
                  ===================================    ===================================    ===================================

Net Sales by Location of External Customers:

                                              Years Ended September 30,
                                      ------------------------------------------
                                        2001             2000             1999
                                      ------------------------------------------
United States                         $ 78,728         $121,558         $133,974
Canada                                  23,303           24,953           19,938
United Kingdom                         102,285           29,436               --
Other                                   30,470           26,683           22,649
                                      ------------------------------------------
   Net Sales                          $234,786         $202,630         $176,561
                                      ==========================================

Net Sales by Product Class:
                                                Years Ended September 30,
                                          --------------------------------------
                                            2001           2000           1999
                                          --------------------------------------
Lighting                                  $194,184       $193,065       $176,561
Automotive after-market                     29,761          6,821             --
Industrial consumables                      10,841          2,744             --
                                          --------------------------------------
                                          $234,786       $202,630       $176,561
                                          ======================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

17. Segment Information (continued)

Segment Contribution:
                                                 Years Ended September 30,
                                             ----------------------------------
                                               2001         2000         1999
                                             ----------------------------------
United States                                $ (3,303)    $  5,290     $  8,971
China                                           4,946        9,196        6,641
United Kingdom                                 (5,672)      (1,273)          --
Other segments                                 (1,721)         577         (463)
                                             ----------------------------------
  Subtotal for segments                        (5,750)      13,790       15,149
Reversal of provision for litigation               --           --        2,728
Reversal of post judgment interest
  related to litigation settlement                 --           --          893
Executive settlements                          (2,586)        (788)          --
Parent/administrative expenses                (10,394)      (9,083)      (9,343)
                                             ----------------------------------
  Income (loss) before income taxes          $(18,730)    $  3,919     $  9,427
                                             ==================================

Interest (Income) Expense (1):
                                                 Years Ended September 30,
                                             ----------------------------------
                                               2001         2000         1999
                                             ----------------------------------
United States                                $   (481)    $    299     $    947
China                                            (127)         161          443
United Kingdom                                  5,113          957           --
Other segments                                    404          478          440
                                             ----------------------------------
  Subtotal for segments                         4,909        1,895        1,830
Parent                                          2,057          937          583
                                             ----------------------------------
  Total interest expense                     $  6,966     $  2,832     $  2,413
                                             ==================================

Total Assets:
                                                          September 30,
                                                 ------------------------------
                                                   2001                 2000
                                                 ------------------------------
United States (2)                                $  51,550            $  64,263
China                                               45,920               53,170
United Kingdom                                      68,368               75,505
Other segments                                       8,836               14,252
Eliminations                                       (28,577)             (39,219)
                                                 ------------------------------
  Total assets                                   $ 146,097            $ 167,971
                                                 ==============================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

17. Segment Information (continued)

Long-Lived Assets (3):
                                                             September 30,
                                                       -------------------------
                                                        2001               2000
                                                       -------------------------
United States                                          $10,891           $12,156
China                                                   15,329            12,516
United Kingdom                                           3,910             5,125
Other segments                                              97               135
                                                       -------------------------
  Total long-lived assets                              $30,227           $29,932
                                                       =========================

Expenditures for Additions to Long-Lived Assets (4);

                                                  Years Ended September 30,
                                            ------------------------------------
                                             2001           2000           1999
                                            ------------------------------------
United States                               $  110         $1,013         $  538
China                                        4,188          3,111          1,019
United Kingdom                                 482            580             --
Other segments                                  14             18            244
                                            ------------------------------------
  Total expenditures                        $4,794         $4,722         $1,801
                                            ====================================

(1) The interest expense shown for each segment includes interest paid or earned on intersegment advances.

(2)   Total assets for United States include parent/administrative assets.

(3)   Represents property and equipment, net.

(4) Includes $427,000 and $102,000 in expenditures which were financed via capital lease obligations for the years ended September 30, 2000 and 1999, respectively.

Major Customers

During the years ended September 30, 2001, 2000 and 1999 one customer (included in the U.S. and other segments) accounted for 13.7%, 23.2% and 25.8% respectively, of the Company's net sales and one other customer and its affiliate (included in the U.S. and other segments) accounted for 8.6%, 9.3% and 14.5% of the Company's net sales during the years ended September 30, 2001, 2000 and 1999, respectively. One other customer (primarily included in the United Kingdom segment) accounted for 17.1% and 4.5%, respectively, of the Company's net sales during the years ended September 30, 2001 and 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

18. Severance and Office Closing Costs

In September 2000, the Company's United States (Catalina Industries) business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. A $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

The closing of the Boston office resulted in the termination of two vice presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company's Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office through March 31, 2001, amounting to $429,000, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Operating costs for the Boston office were approximately $429,000, $999,000 and $905,000 for the years ended September 30, 2001, 2000 and
1999, respectively.

In 2001 Catalina Industries increased its provision for lease termination costs by $314,000 due to a continuing inability to sublease the Boston office space. The Company also terminated approximately 75 employees in 2001 in the U.S., U.K., and China, incurring severance costs of $ 840,000.

19. Derivative Instruments and Hedging Activities

The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has subsidiaries in Canada and Mexico and sells its products in these foreign countries. Of the Company's revenues for the years ended September 30, 2001, 2000 and 1999, 66%, 40% and 24%, respectively, were generated from international customers. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company's foreign currency risk management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to the Company's operations and competitive position, since exchange rate changes may affect profitability, cash flows, and business and/or pricing strategies. The Company uses foreign currency forward exchange contracts to partially hedge these risks.

By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties.

The Company's derivatives activities are subject to the management, direction and control of its Foreign Currency Risk Management Committee (FCRMC). The FCRMC is composed of the chief executive officer, the chief financial officer, and other officers of the Company. The FCRMC reports to the board of directors on the scope of its derivatives activities. The FCRMC (1) sets forth risk management philosophy and objectives through a corporate policy, (2) provides guidelines for derivative instrument usage, and (3) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

19. Derivative Instruments and Hedging Activities (continued)

Fair-Value Hedges

During the year ended September 30, 2001 and for the period from July 5, 2000 (acquisition date) to September 30, 2000, the Company's U.K. subsidiaries entered into forward exchange contracts to hedge the foreign currency exposure of its firm commitments to purchase certain inventories from China and Europe in currencies other than the British pound. The forward contracts used in this program mature in three months or less, consistent with the related purchase commitments.

Cash Flow Hedge

The Company uses an interest-rate swap to convert the variable rate bonds payable related to its U.S. warehouse facility into a fixed rate of 5.52%. The fair value of this cash-flow hedge of $139,000 (loss, net of tax benefit) at September 30, 2001 is included in stockholders' equity as part of the accumulated comprehensive loss.

20. Contingencies

Litigation

On June 4, 1991, the Company was served with a copy of the Complaint in the matter of Browder vs. Catalina Lighting, Inc., Robert Hersh, Dean S. Rappaport and Henry Gayer, Case No. 91-23683, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The plaintiff in the action, the former President and Chief Executive Officer of the Company, contended that his employment was wrongfully terminated and as such brought action for breach of contract, defamation, slander, libel and intentional interference with business and contractual relationships, including claims for damages in excess of $5 million against the Company and $3 million against the named directors. During the course of the litigation the Company prevailed on its Motions for Summary Judgment and the Court dismissed the plaintiff's claims of libel and indemnification. On February 3, 1997, the plaintiff voluntarily dismissed the remaining defamation claims against the Company and directors. The breach of contract claim was tried in February 1997 and the jury returned a verdict against the Company for total damages of $2.4 million (including prejudgment interest). On July 14, 1997, the Court also granted plaintiff's motion for attorney fees and costs of $1.8 million. A provision of $4.2 million was recorded by the Company during the quarter ended March 31, 1997 and a $893,000 provision for post-judgment interest was recorded through March 31, 1999. On June 15, 1999 this case was settled and the Company agreed to pay Mr. Browder $1.5 million. This settlement resulted in the reversal in the Consolidated Statement of Operations for the year ended September 30, 1999 of $2.7 million previously accrued for damages and attorney fees and $893,000 in previously accrued post-judgment interest.

During the past few years the Company received a number of claims relating to halogen torchieres sold by the Company to various retailers. After January 1, 1999, the Company is self-insuring a portion of these claims up to $10,000 per incident. Based upon its experience, the Company is presently accruing for this self-insurance provision and has accrued $265,000 for this contingency as of September 30, 2001. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. The lawsuit requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against the Company and its customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. The Company has appealed the judgment entered by the Court and has posted a surety bond in the amount of $1.5 million for the appeal. Based upon advice of counsel, the Company believes that it ultimately will not

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

20. Contingencies (continued)

be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying September 30, 2001 Consolidated Financial Statements for this matter.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management (based on the advice of counsel) the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company's financial position or annual results of operations.

21. Disclosure about Fair Value of Financial Instruments

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

Revolving credit facilities, term loans, bonds payable, subordinated notes and other long-term debt:

The fair value of the Company's revolving credit facilities, term loans, bonds payable, subordinated notes and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.

Estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                       September 30,
                                          ----------------------------------------
                                                 2001                  2000
                                          ------------------    ------------------
                                          Carrying     Fair     Carrying     Fair
                                           Amount     Value      Amount     Value
                                          -------    -------    -------    -------
Cash and cash equivalents                 $ 4,613    $ 4,613    $ 2,309    $ 2,309

Restricted cash equivalents and
  short-term investments                  $ 1,066    $ 1,066    $   727    $   727

Accounts receivable, net                  $27,761    $27,761    $36,632    $36,632

Revolving credit facilities               $23,444    $23,444    $22,786    $22,786

Term loans                                $24,297    $24,297    $28,415    $28,415

Accounts and letters of credit payable    $27,586    $27,586    $36,310    $36,310

Bonds payable                             $ 5,100    $ 5,318    $ 6,000    $ 5,758

Subordinated notes                        $ 6,110    $ 6,352    $    --    $    --

Other long-term debt                      $ 1,963    $ 2,015    $ 3,127    $ 3,099

It was not practicable to estimate the fair value of the Company's $7.6 million convertible subordinated notes at September 30, 2000.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 2001, 2000 and 1999 (Continued)

22. Selected Quarterly Financial Data (Unaudited)
      (In thousands except per share data)

                                1st Quarter         2nd Quarter         3rd Quarter       4th Quarter (1)
=========================================================================================================
Fiscal 2001
=========================================================================================================
Net Sales                     $        64,608     $        55,789     $        60,548     $        53,841
=========================================================================================================
Gross Profit                  $        10,184     $         7,986     $         8,060     $         5,840
=========================================================================================================
Net Income (Loss)             $        (1,899)    $        (3,368)    $        (2,417)    $       (10,663)
---------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share:
---------------------------------------------------------------------------------------------------------
   Basic                      $         (0.26)    $         (0.46)    $         (0.33)    $         (0.77)
---------------------------------------------------------------------------------------------------------
   Diluted                    $         (0.26)    $         (0.46)    $         (0.33)    $         (0.77)
=========================================================================================================

                              1st Quarter (2)       2nd Quarter         3rd Quarter       4th Quarter (3)
=========================================================================================================
Fiscal 2000
=========================================================================================================
Net Sales                     $        43,208     $        42,033     $        46,705     $        70,684
=========================================================================================================
Gross Profit                  $         8,895     $         8,001     $         8,907     $        12,611
=========================================================================================================
Net Income                    $           537     $           752     $         1,080     $           476
---------------------------------------------------------------------------------------------------------
Earnings Per Share:
---------------------------------------------------------------------------------------------------------
   Basic                      $          0.08     $          0.11     $          0.15     $          0.07
=========================================================================================================
   Diluted                    $          0.07     $          0.10     $          0.14     $          0.06
=========================================================================================================

(1) Includes a $2.6 million charge to settle executive management contracts, $1.1 million in severance and office closing costs and a provision of $5.0 million for a valuation allowance on deferred tax assets.

(2) Reflects a $788,000 charge related to the reorganization of the executive management.

(3) Reflects the results of operations of Ring which was acquired on July 5, 2000 and a $500,000 restructuring charge.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION

The Company's credit facilities and U.K. laws place restrictions on the amount of assets that may be transferred by Ring, Go-Gro and Catalina Canada to the parent company or other subsidiaries. These restricted net assets totalled $20.8 million, $2.7 million and $32.3 million for the Go-Gro, Catalina Canada and Ring subsidiaries, respectively, at September 30, 2001. The financial information for the Company has been adjusted in this schedule to report Ring, Go-Gro and Catalina Canada on the equity basis of accounting. No cash dividends were paid by these subsidiaries during the three years ended September 30, 2001.

Balance Sheets                                                       September 30,
--------------                                                  -----------------------
                    ASSETS                                         2001          2000
                                                                ---------     ---------
Current assets                                                      (In thousands)
   Cash and cash equivalents                                    $     126     $     246
   Restricted cash equivalents and short-term investments             380           727
   Accounts receivable, net of allowances for doubtful
      accounts of $962,000and $663,000, respectively                4,289        11,957
   Inventories                                                      8,597        15,092
   Income taxes receivable                                            283           406
   Other current assets                                             2,370         3,357
                                                                ---------     ---------
       Total current assets                                        16,045        31,785

Property and equipment, net                                        10,892        12,164

Investment in and net amounts due to or from Go-Gro                21,804        17,413
Investment in and net amounts due to or from Catalina Canada        2,835         2,484
Investment in and net amounts due to or from Ring                  32,349        33,645
Goodwill, net                                                       4,515         4,676
Other assets                                                        7,296         3,917
                                                                ---------     ---------
                                                                $  95,736     $ 106,084
                                                                =========     =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving credit facilities                                  $      --     $  14,400
   Term loans                                                         818        28,415
   Accounts and  letters of credit payable                            704           902
   Current maturities of bonds payable                                900           900
   Current maturities of other long-term debt                         312           424
   Other current liabilities                                        3,788         3,487
                                                                ---------     ---------
       Total current liabilities                                    6,522        48,528

Revolving credit facilities                                        14,800            --
Term loans                                                         23,479            --
Subordinated notes                                                  6,110            --
Bonds payable                                                       4,200         5,100
Other long-term debt                                                  860         1,173
Other liabilities                                                   1,633           454
                                                                ---------     ---------
       Total liabilities                                           57,604        55,255
                                                                ---------     ---------

Stockholders' equity
   Common Stock                                                       165            80
   Additional paid-in capital                                      34,279        28,560
   Retained earnings                                                6,764        25,111
   Accumulated other comprehensive loss                              (615)         (461)
   Treasury stock                                                  (2,461)       (2,461)
                                                                ---------     ---------
       Total stockholders' equity                                  38,132        50,829
                                                                ---------     ---------
                                                                $  95,736     $ 106,084
                                                                =========     =========

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION
                                   (Continued)

Statements of Operations                                   Years Ended September 30,
------------------------                             -------------------------------------
                                                       2001          2000          1999
                                                     ---------     ---------     ---------
                                                                (In thousands)
Net sales                                            $  82,106     $ 126,521     $ 137,415
Cost of sales                                           75,813       107,866       116,553
                                                     ---------     ---------     ---------
Gross profit                                             6,293        18,655        20,862

Selling, general and administrative expenses            17,645        17,284        19,261
Litigation settlement                                       --            --        (2,728)
Severance and office closing costs                         469           500            --
Executive settlements                                    2,586           788            --
                                                     ---------     ---------     ---------
Operating income (loss)                                (14,407)           83         4,329
                                                     ---------     ---------     ---------

Other income (expenses)
   Interest expense                                     (4,140)       (2,331)       (2,340)
   Reversal of post judgment interest related to
      litigation settlement                                 --            --           893
   Equity in income of Go-Gro                            2,400         4,525         4,229
   Equity in income of Catalina Canada                      57           591            17
   Equity in loss of Ring                               (2,809)         (825)           --
   Interest income (expense) on advances to
      subsidiaries                                        (225)          535           683
   Administrative fee income from Catalina Canada          498           355           312
   Other income (expenses)                                  27           (52)          302
                                                     ---------     ---------     ---------
Total other income (expenses)                           (4,192)        2,798         4,096
                                                     ---------     ---------     ---------

Income (loss) before income taxes                       18,599         2,881         8,425

Income tax (provision) benefit                             252           (36)       (1,936)
                                                     ---------     ---------     ---------
Net income (loss)                                    $ (18,347)    $   2,845     $   6,489
                                                     =========     =========     =========

                    CATALINA LIGHTING, INC., AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION
                                   (Continued)

Statements of Cash Flows

                                                                                      Years Ended September 30,
                                                                                 ----------------------------------
                                                                                   2001         2000         1999
                                                                                 --------     ---------    --------
                                                                                           (In thousands)
Cash flows from operating activities:
  Net income (loss)                                                              $(18,347)    $  2,845     $  6,489
                                                                                 --------     --------     --------

     Adjustments to reconcile net income (loss) to net cash provided by (used
      in) operating activities:
        Equity in loss (income) of Go-Gro, Catalina Canada and Ring                   352       (4,291)      (4,246)
        Depreciation and amortization                                               2,347        2,810        1,977
        Deferred income tax (benefit) provision                                      (274)        (307)       1,953
        (Gain) loss on disposition of property and equipment                           --           --         (175)
        Stock options issued for executive settlements                              1,020
        Warrants issued for interest on subordinated notes                             49
        Change in assets and liabilities:
          Decrease (increase) in accounts receivable                                7,668        1,023       (2,361)
          Decrease (increase) in inventories                                        6,495        3,598        1,628
          Decrease (increase) in income taxes receivable                              123        1,399         (657)
          Decrease (increase) in other current assets                                 336          744          342
          Decrease (increase) in restricted cash equivalents and
             short term investments                                                   350
          Decrease (increase) in other assets                                      (1,443)        (945)        (336)
          Increase (decrease) in accrued litigation judgment under appeal              --           --       (4,909)
          Increase (decrease) in accounts and letters of credit
            payable and other liabilities                                           1,124          247         (530)
                                                                                 --------     --------     --------
        Total adjustments                                                          18,147        4,278       (7,314)
                                                                                 --------     --------     --------
        Net cash provided by (used in) operating activities                          (200)       7,123         (825)
                                                                                 --------     --------     --------

Cash flows from investing activities:
    Capital expenditures                                                             (111)        (580)        (420)
    Proceeds from sale of property                                                     --           --          997
    Payment for acquisition of Ring, net of cash acquired                            (119)     (33,351)          --
    Decrease (increase) in investment in and net amounts due to or from
        Go-Gro, Catalina Canada and Ring                                           (3,680)       7,416        2,249
    Decrease (increase) in restricted cash equivalents and
       short-term investments                                                         878        1,872          986
                                                                                 --------     --------     --------
       Net cash provided by (used in) investing activities                         (3,032)     (24,643)       3,812
                                                                                 --------     --------     --------

(Continued on page 69)

                    CATALINA LIGHTING, INC., AND SUBSIDIARIES
                                   SCHEDULE I
                         CONDENSED FINANCIAL INFORMATION
                                   (Continued)

Statements of Cash Flows (continued)

                                                                Years Ended September 30,
                                                            ----------------------------------
                                                              2001        2000          1999
                                                            --------     --------     --------
Cash flows from financing activities:                                 (In thousands)
      Proceeds from term loans                                    --       30,000           --
      Payments on term loans                                  (4,074)      (1,244)          --
      Proceeds from revolving credit facilities               32,308       43,160       35,701
      Payments on  revolving credit facilities               (31,950)     (42,510)     (35,550)
      Proceeds from issuance of subordinated notes             4,574           --           --
      Payments on convertible subordinated notes                  --       (7,600)          --
      Sinking fund redemption payments on bonds                 (880)        (878)        (900)
      Payments on other long-term debt                          (425)        (511)        (576)
      Payments on bonds payable                                 (900)      (2,210)        (980)
      Proceeds from isuuance of warrants                       2,265           --           --
      Payments for redemption of stock rights                     (8)
      Payments to repurchase common stock                         --       (1,251)      (1,210)
      Proceeds from issuance of common stock and
        related income tax benefit                             2,264        1,611          404
                                                            --------     --------     --------
     Net cash provided by (used in) financing activities       3,174       18,567       (3,111)
                                                            --------     --------     --------

Effect of exchange rate changes on cash                          (62)        (801)          --
Net increase (decrease) in cash and cash equivalents            (120)         246         (124)
Cash and cash equivalents at beginning of year                   246           --          124
                                                            --------     --------     --------
Cash and cash equivalents at end of year                    $    126     $    246     $     --
                                                            ========     ========     ========

                       Supplemental Cash Flow Information

                                              Years Ended September 30,
                                        =====================================
                                         2001           2000           1999
                                        =======        =======        =======
                                                    (in thousands)
            Cash paid (refunded) for:
              Interest                  $  3,357       $ 2,271        $ 2,228
                                        ========       =======        =======
              Income taxes              $   (177)      $(1,343)       $   612
                                        ========       =======        =======

On July 5, 2000, the Company acquired Ring as follows:

Fair value of assets acquired, net
  of cash and cash equivalents          $ 70,001
Liabilities assumed                      (36,650)
                                        --------
Net cash payment made                   $ 33,351
                                        ========

During the years ended September 30, 2001, 2000 and 1999, the Company issued 6087, 1,672 and 1,778 shares of common stock to each of its outside directors as compensation for their services. The aggregate market value of the stock issued was $23,000, $28,000 and $50,000 for 2001, 2000 and 1999, respectively.

During the year ended September 30, 2001, the Company issued warrants to purchase 354,136 shares of common stock at $0.01 per share to its bank syndicate group in connection with the July 23, 2001 amendment to its $75 million credit facility.

During the years ended September 2000 and 1999 the Company incurred capital lease obligations aggregating approximately, $427,000 and $102,000, respectively, for new office, computer, machinery and warehouse equipment.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                              Additions
                                                        ---------------------
                                         Balance at     Charged to                                Balance
                                        beginning of     costs and                               at end of
             Description                    year         expenses      Other     Deductions         year
-------------------------------------   ------------    ----------    -------    -----------     ---------
Allowance for doubtful accounts -
deducted from accounts
receivable in the balance sheet:

   Year ended September 30, 2001        $        791    $    1,105    $    --    $      (473)    $   1,423
                                        ============    ==========    =======    ===========     =========

   Year ended September 30, 2000        $        793    $      408    $    --    $      (410)    $     791
                                        ============    ==========    =======    ===========     =========

   Year ended September 30, 1999        $        616    $      639    $    --    $      (462)    $     793
                                        ============    ==========    =======    ===========     =========

Inventory allowances - deducted from
inventory in the balance sheet:

   Year ended September 30, 2001        $      2,025    $    5,588    $    --    $      (765)    $   6,848
                                        ============    ==========    =======    ===========     =========

   Year ended September 30, 2000        $      2,318    $    1,300    $    --    $    (1,593)    $   2,025
                                        ============    ==========    =======    ===========     =========

   Year ended September 30, 1999        $      1,656    $      971    $    --    $      (309)    $   2,318
                                        ============    ==========    =======    ===========     =========

Allowance for impairment of
long-lived assets - deducted
from property and equipment
in the balance sheet:

   Year ended September 30, 2001        $         --    $       --    $    --    $        --     $      --
                                        ============    ==========    =======    ===========     =========

   Year ended September 30, 2000        $         --    $       --    $    --    $        --     $      --
                                        ============    ==========    =======    ===========     =========

   Year ended September 30, 1999        $        519    $       --    $    --    $      (519)    $      --
                                        ============    ==========    =======    ===========     =========

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2002 Annual Meeting of Shareholders which will be filed within 120 days of September 30, 2001. Alternatively, such information will be included in an amendment to this form 10-K.

Item 11. Executive Compensation.

      The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2002 Annual Meeting of Shareholders which will be filed within 120 days of September 30, 2001. Alternatively, such information will be included in an amendment to this form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2002 Annual Meeting of Shareholders which will be filed within 120 days of September 30, 2001. Alternatively, such information will be included in an amendment to this form 10-K.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2000 Annual Meeting of Shareholders which will be filed within 120 days of September 30, 2001. Alternatively, such information will be included in an amendment to this form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   1.    Documents Filed as Part of this Report. The following
                  consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of September 30, 2001 and 2000

                  Consolidated Statements of Operations for the Years Ended
                   September 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the Years
                   Ended September 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended
                   September 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

            2. Financial Statement Schedules. The following financial statement schedules are included in this Report:

                  Schedule I - Condensed Financial Information

                  Schedule II - Valuation and Qualifying Accounts for the Years Ended September 2001, 2000 and 1999

3. Exhibits. The following exhibits are filed with this Report or incorporated by reference:

Exhibit
 Number                                     Description
 ------                                     -----------

  3.1 Registrant's Second Amended and Restated Articles of Incorporation, as amended.

  3.2       Registrant's Amended and Restated By-Laws.

  4.1 Secured Junior Subordinated Note due 2006 of the registrant, in favor of Sun Catalina Holdings, LLC, dated July 23, 2001. (1)

  4.2 Indenture of Trust, dated May 1, 1995, relating to $10.5 million Mississippi Business Finance Corporation Taxable Variable Rate Industrial Development Revenue Bonds Series 1995. (2)

  10.1 Third Amended and Restated Revolving Credit and Term Loan Agreement dated July 23, 2001 among the registrant, Catalina International Limited, Ring Limited, SunTrust Bank, and certain other lenders named therein.

  10.2 Financing Agreement dated July 17, 2000 between Go-Gro Industries Ltd. and Standard Chartered Bank (3)

10.3(a) Financing Agreement dated May 1, 1996 between Catalina Lighting Canada, (1992), Inc. and National Bank of Canada. (4)

10.3(b) First Amendment to Financing Agreement dated October 17, 1997 between Catalina Lighting Canada, (1992), Inc. and National Bank of Canada.

10.3(c) Second Amendment to Financing Agreement dated December 19, 1997 between Catalina Lighting Canada, (1992), Inc. and National Bank of Canada. (5)

10.3(d) Third Amendment to Financing Agreement dated May 15, 2000 between Catalina Lighting Canada, (1992), Inc. and National Bank of Canada.
            (6)

10.3(e) Fourth Amendment to Financing Agreement between Catalina Lighting Canada, (1992), Inc. and National Bank of Canada, dated December 15, 2000. (3)

  10.4 Sub-Lease Agreement dated September 23, 1994 by and between the registrant and Shippers Warehouse, Inc. (8)

  10.5 Multi-Tenant Commercial Lease dated as of March 12, 1998 between TAG Quattro Inc. and Catalina Lighting Canada Ltd. (9)

  10.6 Lease Agreement dated April 30, 1999 by and between Dana Realty Trust and Catalina Industries, Inc. (10)

  10.7 $1,200,000 Mortgage Deed and Security Agreement and Mortgage Note, dated September 28, 1994, issued by the registrant in favor of Mississippi Business Finance Corporation. (8)

  10.8 Renewal Mortgage Note by the registrant in favor of SunTrust Bank, Central Florida, National Association, dated October 5, 1998. (11)

10.9(a) Agreement dated September 29, 1993 between the registrant and Shunde No. 1 Lamp Factory. (12)

10.9(b) Amendment to Agreement dated July 20, 1999 between the registrant and Shunde No. 1 Lamp Factory.

 10.10 Amended and Restated Stock Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001. (1)

 10.11 Amended and Restated Note Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001. (1)

 10.12 Warrant to Purchase Shares of Common Stock by the registrant in favor of Sun Catalina Holdings, LLC, dated July 23, 2001. (1)

 10.13 Voting Agreement and Irrevocable Proxy, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, the registrant, and certain shareholders and option holders of the registrant. (1)

 10.14 Shareholders Agreement, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and the registrant.
            (1)

 10.15 Registration Rights Agreement, dated as of July 23, 2001, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and SunTrust Bank. (1)

 10.16 Employment Agreement dated as of July 23, 2001 by and between the registrant and David Sasnett.

 10.17 Management Services Agreement dated as of July 23, 2001 by and between the registrant and Sun Capital Partners Management, LLC

 10.18 Separation Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz.

 10.19 Separation Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport.

 10.20 Termination Agreement and Release dated July 23, 2001 between the registrant and Robert Hersh.

 10.21 Termination Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz.

 10.22 Termination Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport.

 10.23 Termination Agreement and Release dated July 23, 2001 between the registrant and David Sasnett.

 10.24(a) License Agreement, dated April 26, 1996, by and between Westinghouse Electric Corporation and the registrant. (13)

 10.24(b) First Amendment to the License Agreement, dated March 29, 1999, between CBS Corporation (formerly Westinghouse Electric Corporation) and the registrant. (10)

 10.24(c) Second Amendment to the License Agreement, dated February 2, 2001, between Westinghouse Electric Corporation (as assignee) and the registrant. (14)

 10.25 Note Agreement dated March 15, 1994 among the registrant and Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, S.O. P.A.F. International S.A., Prudential Securities, Inc. and Jefferies Group, Inc. (15)

 10.26 Loan Agreement between Mississippi Business Finance Corporation and Catalina Industries, Inc. (formerly Dana Lighting, Inc.), dated May 1, 1995. (2)

10.27(a) Letter of Credit Agreement, dated May 1, 1995, between Catalina Industries, Inc. (formerly Dana Lighting, Inc) and Sun Bank, National Association, as amended on June 30, 1995. (2)

10.27(b) Second Amendment to Letter of Credit Agreement between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association (formerly SunTrust, National Association). (16)

10.27(c) Third Amendment to Letter of Credit Agreement, dated March 27, 1996, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association. (13)

10.27(d) Fourth Amendment to Letter of Credit Agreement, dated December 30, 1996, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association. (17)

10.27(e) Fifth Amendment to Letter of Credit Agreement, dated March 31, 1997, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association. (17)

10.27(f) Sixth Amendment to Letter of Credit Agreement, dated September 30, 1997, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, National Association. (4)

10.27(g) Seventh Amendment to Letter of Credit Agreement, dated December 31, 1997, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. (5)

10.27(h) Eighth Amendment to Letter of Credit Agreement, dated March 31, 1998, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. (5)

10.27(i) Ninth Amendment to Letter of Credit Agreement, dated September 30, 1998, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. (18)

10.27(j) Tenth Amendment to Letter of Credit Agreement, dated March 31, 1999, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. (19)

10.27(k) Eleventh Amendment to Letter of Credit Agreement, dated September 30, 1999, between Catalina Industries, Inc. and SunTrust Bank, Central Florida, N.A. (20)

 10.28 Construction Loan Agreement between Sun Bank, National Association and Catalina Industries, Inc. (formerly Dana Lighting, Inc.), dated May 1, 1995. (2)

 10.29 First Amendment to Note Agreement between the registrant and Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, MassMutual Corporate Value Partners, Prudential Securities Inc. and SO. P.A.F. International S.A. dated June 28, 1995. (2)

 10.30 Second Amendment to Note Agreement between the registrant and Massachusetts Mutual Life Insurance Company, MassMutual Corporate investors, MassMutual Participation Investors, MassMutual Corporate Value Partners, Ltd., Prudential Securities Inc. and SO. P.A.F. International S.A. dated September 30, 1995. (21)

 10.31 Recommended Cash Offers, dated June 1, 2000, by NM Rothschild & Sons Limited on behalf of Catalina International PLC to acquire the whole of the ordinary and convertible preference share capital of Ring PLC. (22)

 10.32 Consulting and Non-competition Agreement effective as of December 24, 1999 between the registrant and William D. Stewart. (20)

 10.33 Land Use Agreement, dated April 11, 1995, between Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (formerly known as Shenzhen Jiadianbao Electrical Products Co., Ltd.) and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. (2)

 10.34      Registrant's Stock Incentive Plan.

 10.35      Registrant's Management Settlement Stock Option Plan.

   11       Computation of Diluted Earnings Per Share

   21       Subsidiaries of the registrant.

   23       Consent of Deloitte & Touche LLP

----------

(1) Incorporated by reference to exhibit filed with the registrant's Report on Form 8-K, as filed with the SEC on August 7, 2001.
(2) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(3) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 2000, as filed with the SEC on December 29, 2000.
(4) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1997, as filed with the SEC on December 29, 1997.
(5) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 15, 1998.
(6) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 11, 2000.
(7) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1996, as filed with the SEC on December 30, 1996.
(8) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1994, as filed with the SEC on December 28, 1994.
(9) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.
(10) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the SEC on May 13, 1999.
(11) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, as filed with the SEC on February 16, 1998.
(12) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1993, as filed with the SEC on December 28, 1993.
(13) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the SEC on May 14, 1996.
(14) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 14, 2001.
(15) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(16) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1995.
(17) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997, as filed with the SEC on May 15, 1997.
(18) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the SEC on December 29, 1998.
(19) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999, as filed with the SEC on August 13, 1999.
(20) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1999, as filed with the SEC on December 29, 1999.
(21) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended September 30, 1995, as filed with the SEC on December 27, 1995.
(22) Incorporated by reference to exhibit filed with the registrant's Report on Form 8-K, as filed with the SEC on July 20, 2000.

      (b)   Reports on Form 8-K:

      On August 7, 2001, we filed with the Securities and Exchange Commission a Report on Form 8-K (Item 1) to report the change-in-control of the Company on July 23, 2001.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CATALINA LIGHTING, INC.


                                        By: /s/ Eric Bescoby
                                        ----------------------------------------
                                        Eric Bescoby
                                        Chief Executive Officer

                                        December 20, 2001

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.

        Signature                   Capacity                         Date
        ---------                   --------                         ----

By: /s/ Eric Bescoby        Chief Executive Officer           December 20, 2001
   ----------------------   (Principal Executive
   Eric Bescoby             Officer) and Director

By: /s/ David W. Sasnett    Chief Financial Officer           December 21, 2001
   ----------------------   (Principal Financial and
   David W. Sasnett         Accounting Officer) and
                            Senior Vice President

By: /s/ Kevin Calhoun       Director                          December 21, 2001
    ---------------------
   Kevin Calhoun

By: /s/ C. Deryl Couch      Director                          December 21, 2001
    ---------------------
   C. Deryl Couch

By: /s/ Michael Kalb        Director                          December 21, 2001
   ----------------------
   Michael Kalb

By: /s/ Rodger R. Krouse    Director                          December 21, 2001
    ---------------------
   Rodger R. Krouse

By: /s/ Marc J. Leder       Director                          December 21, 2001
    --- -----------------
   Marc J. Leder

By: /s/ George Rea          Director                          December 20, 2001
    ---------------------
   George Rea

By: /s/ Howard Steinberg    Director                          December 20, 2001
    ---------------------
   Howard Steinberg

By: /s/ Patrick Sullivan    Director                          December 20, 2001
    ---------------------
   Patrick Sullivan

By:                         Director
    ---------------------
   Clarence E. Terry

By: /s/ Brion G. Wise       Director                          December 20, 2001
   ----------------------
   Brion G. Wise

                                 EXHIBIT INDEX

  Exhibit
  Number        Description
  -------       -----------

    3.1 Registrant's Second Amended and Restated Articles of Incorporation, as amended.

    3.2         Registrant's Amended and Restated By-Laws.

   10.1 Third Amended and Restated Revolving Credit and Term Loan Agreement dated July 23, 2001 among the registrant, Catalina International Limited, Ring Limited, SunTrust Bank, and certain other lenders named therein.

  10.3(b) First Amendment to Financing Agreement dated October 17, 1997 between Catalina Lighting Canada, (1992), Inc. and National Bank of Canada

  10.9(b) Amendment to Agreement dated July 20, 1999 between the registrant and Shunde No. 1 Lamp Factory.

   10.16 Employment Agreement dated as of July 23, 2001 by and between the registrant and David Sasnett.

   10.17 Management Services Agreement dated as of July 23, 2001 by and between the registrant and Sun Capital Partners Management, LLC.

   10.18 Separation Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz.

   10.19 Separation Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport.

   10.20 Termination Agreement and Release dated July 23, 2001 between the registrant and Robert Hersh.

   10.21 Termination Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz.

   10.22 Termination Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport.

   10.23 Termination Agreement and Release dated July 23, 2001 between the registrant and David Sasnett.

   10.34        Registrant's Stock Incentive Plan.

   10.35        Registrant's Management Settlement Stock Option Plan.

    11          Computation of Diluted Earnings per Share.

    21          Subsidiaries of the registrant.

    23          Consent of Deloitte & Touche LLP