Form 10-K/A
period 2001-09-30
CATALINA LIGHTING INC
filed 2002-01-28
CIK 822665

                                 UNTED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                             ____________________
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT

        TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to


                        Commission file number: 1-9917

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x    No
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

  The number of shares of the registrant's common stock outstanding as of the close of business on January 14, 2002 was 15,878,247.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

  This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K previously filed by the registrant with the Securities and Exchange Commission (the "SEC") on December 24, 2001 (the "Original Report"). Part III of the Original Report was incorporated by reference to the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders. The definitive Proxy Statement will not be filed with the SEC within the 120-day period following the end of the registrant's fiscal year covered by the Original Report. Accordingly, the registrant is filing this amendment to timely provide the information required by Part III of Form 10-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth information with respect to the directors and executive officers of Catalina Lighting, Inc. (the "Company") as of January 14, 2002:



      Name              Age              Position With the Company
- -----------------    --------- ----------------------------------------------

Eric Bescoby            47     Chief Executive Officer and Director

David W. Sasnett        45     Senior Vice President, Chief Financial Officer,
                               Treasurer and Secretary

Kevin J. Calhoun        41      Vice President and Director

C. Deryl Couch          40      Vice President and Director

Michael H. Kalb         31      Vice President and Director

Rodger R. Krouse        40      Vice President and Director

Marc J. Leder           39      Vice President and Director

Clarence E. Terry       55      Vice President and Director

George R. Rea           63      Director

Howard Steinberg        71      Director

Patrick J. Sullivan     46      Director

Brion G. Wise           56      Director

  None of our officers has any family relationship with any director or other officer. Family relationship for this purpose means any relationship by blood, marriage, or adoption, not more remote than first cousin.

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

     David W. Sasnett has served as a senior vice president of the Company since November 1997, our chief financial officer since November 1996, and our treasurer and secretary since January 2001. Prior to becoming senior vice president in 1997, he served as a vice president since November 1994, and prior to becoming chief financial officer in 1996, he served as our controller since 1994. From 1993 through 1994, Mr. Sasnett was the vice president - finance of a Miami-based financial institution and prior to 1993 was a senior manager with the international accounting firm of Deloitte & Touche, LLP.

     Kevin J. Calhoun has served as a vice president and director of the Company since July 2001. Since July 2000, Mr. Calhoun also has served as a vice president of Sun Capital Partners, Inc., a merchant banking firm affiliated with Sun Catalina Holdings LLC, our majority shareholder. Prior to joining Sun Capital, Mr. Calhoun served as chief financial officer of FryeTech, Inc., a manufacturer of coated papers, specialty inks and MICR-encoded ribbon products, from September 1998 to June 2000, before which he served as chief financial officer and controller of The Panda Project, Inc., a technology company, from September 1996 to August 1998. Mr. Calhoun also serves as a director of Miles Kimball Company, Smart Papers, LLC, and Genicom L.L.C.

     C. Deryl Couch has served as a vice president and director of the Company since July 2001. Mr. Couch also has served as general counsel of Sun Capital Partners, Inc. since May 2000. Prior to joining Sun Capital, Mr. Couch served as deputy general counsel of UniCapital Corporation, an operator and integrator of equipment leasing and specialty finance businesses, since June 1998. From 1995 to June 1998, Mr. Couch served as a shareholder of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A.

     Michael H. Kalb has served as a vice president and director of the Company since July 2001. Mr. Kalb also has served as a vice president of Sun Capital Partners, Inc. since March 1999. Prior to joining Sun Capital, Mr. Kalb served as a vice president of UniCapital Partners, Inc., a specialty finance company, from May 1998 to February 1999, before which he was a consultant since January 1998. From June 1993 to December 1997, Mr. Kalb served as an investment banker with Goldsmith Agio Helms, an investment banking company. Mr. Kalb also serves as a director of JTECH Communications, Inc. and Miles Kimball Company.

     Rodger R. Krouse has served as a vice president and director of the Company since July 2001. Mr. Krouse also has served as a managing director of Sun Capital Partners, Inc. since May 1995. Mr. Krouse also serves as a director of Northland Cranberries, Inc. (a publicly-held company), Miles Kimball Company, Smart Papers, LLC, Genicom, L.L.C., and various other privately-held companies.

     Marc J. Leder has served as a vice president and director of the Company since July 2001. Mr. Leder also has served as a managing director of Sun Capital Partners, Inc. since May 1995. Mr. Leder also serves as a director of Miles Kimball Company, Northland Cranberries, Inc. (a publicly-held company), Eckler Industries, LLC, First NLC Financial Services, LLC, and various other privately-held companies.

     Clarence E. Terry has served as a vice president and director of the Company since July 2001. Mr. Terry also has served as a managing director of Sun Capital Partners, Inc. since September 1999. Prior to joining Sun Capital, Mr. Terry served as a vice president of Rain Bird Sprinkler Manufacturing Corporation from October 1973 to September 1999. Mr. Terry also serves as a director of JTECH Communications, Inc., Phoenix Structures & Services, Inc., HealthPlan Holdings, Inc., Nailite International, Inc., Eckler Industries, LLC, Miles Kimball Company, Atlas Die, Inc., and Genicom, L.L.C.

     George R. Rea has served as a director of the Company since September 2001. From September 1997 to March 2001, Mr. Rea served as a director of Labtec Inc., a provider of high-technology peripherals and accessories for computing, communication, and entertainment. From March 1994 to March 2000, Mr. Rea served as a director of Imaging Technologies Corporation, a developer and distributor of high-quality digital imaging solutions.

     Howard Steinberg has served as a director of the Company since May 1999. Since August 1997, he has served as chief executive officer and director of PGM Products, LLC, a supplier of wood products and ceramic tile to the country's major home centers. PGM Products is the successor to Ply*Gem Manufacturing, a division of PlyGem Industries, Inc., which was acquired by Nortek Industries in August 1997. From 1975 until 1997, Mr. Steinberg served as chief executive officer of the Ply*Gem Manufacturing division of PlyGem Industries, Inc. Mr. Steinberg is also the president and a director of Acorn USA Holding LLC, a holding company owning a majority interest in PGM Products, and serves as a director of the International Wood Products Association and Huntington Tile Group LLC.

     Patrick J. Sullivan has served as a director of the Company since September 2001. Mr. Sullivan also serves as a director of Druid Oaks LLC, New Millenium Ventures LLC, and MMV, LLC.

     Brion Wise has served as a director of the Company since May 1999. He is a founder and, since 1972, has served as chairman of the board of Western Gas Resources ("WGR"), a publicly-held independent gas gathering, processor, energy marketer, and oil and gas producer. From 1972 to 1999, Mr. Wise also served as chief executive officer of WGR.

  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC within specified dates reports of ownership and changes in ownership of such securities. These persons are required by applicable regulations to furnish us with copies of all Section 16(a) reports they file.

     Based solely upon such reports and written representations from certain reporting persons, we believe that all of our directors and executive officers complied with these requirements during the fiscal year ended September 30, 2001 ("Fiscal 2001").


ITEM 11.  EXECUTIVE COMPENSATION.

  The following table sets forth the compensation received for services rendered to us by: (i) our chief executive officer, (ii) our only other executive officer as of the end of Fiscal 2001, (iii) the individual who served as our chief executive officer during a portion of Fiscal 2001, and (iv) two individuals who served as executive officers during a portion of Fiscal 2001 and are no longer in the employ of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                Annual Compensation      Compensation Awards
                                                -------------------     ---------------------
                                                                        Securities Underlying       All Other
                                       Fiscal                                  Options            Compensation
     Name and Principal Position        Year   Salary ($)  Bonus ($)             (#)                   ($)
- -------------------------------------  ------  ----------  ---------    ----------------------    -------------
Eric Bescoby (1)                         2001     38,219        -                    -                  -
 Chief Executive Officer                 2000        -          -                    -                  -
                                         1999        -          -                    -                  -

David W. Sasnett (2)                     2001    208,110     10,000              334,615             26,733  (8)
 Senior Vice President and               2000    190,000     20,000               15,000              3,200  (9)
 Chief Financial Officer                 1999    169,100     20,000               42,000 (6)          2,480  (9)

Robert Hersh (3)                         2001    291,113        -                561,538             61,733 (10)
 Former Chairman, Chief Executive        2000    329,815        -                    -                3,200  (9)
 Officer and President                   1999    314,109    168,500                  -                2,480  (9)

Dean Rappaport (4)                       2001    252,755        -                461,538             61,733 (11)
 Former Executive Vice President and     2000    296,832        -                    -                3,200  (9)
 Chief Operating Officer                 1999    282,697    168,500              212,500 (7)          2,480  (9)

Nathan Katz (5)                          2001    252,755        -                461,538             61,733 (11)
 Former Executive Vice President         2000    296,832        -                    -                3,200  (9)
                                         1999    282,697    168,500              162,500 (7)          2,480  (9)

__________

(1) Mr. Bescoby became our chief executive officer on July 31, 2001 in connection with the closing of a transaction with Sun Catalina Holdings LLC, an affiliate of Sun Capital Partners, Inc., and other parties, in which we obtained $11.8 million in additional funding in exchange for equity and debt (the "Sun transaction").
(2) In connection with the Sun transaction, we entered into a Termination Agreement and Release with Mr. Sasnett, dated July 23, 2001, providing for the termination of Mr. Sasnett's employment agreement dated October 1, 2000, as amended, in exchange for our payment to Mr. Sasnett of an aggregate of $280,000 payable in quarterly installments over three years and for our issuance to Mr. Sasnett of options to purchase 184,615 shares of common stock at $1.18 per share. The Termination Agreement and Release was ratified by our shareholders at a special meeting held in November 2001. In addition, we entered into an Employment Agreement with Mr. Sasnett, dated July 23, 2001, providing for a base annual salary of $200,000 and the issuance of options to purchase 150,000 shares of common stock at $1.18 per share.
(3) In connection with the Sun transaction, we entered into a Termination Agreement and Release with Mr. Hersh, dated July 23, 2001, providing for the termination of Mr. Hersh's employment agreement dated October 1, 1989, as amended, and Mr. Hersh's consulting agreement dated September 30, 1999, in exchange for our payment to Mr. Hersh of an aggregate of $700,000 payable in quarterly installments over three years and for our issuance to Mr. Hersh of options to purchase 461,538 shares of common stock at $1.18 per share. The Termination Agreement and Release was ratified by our shareholders at the November 2001 special meeting. Additionally, we entered into an Employment Agreement with

     Mr. Hersh, dated July 23, 2001, providing for a base annual salary of $250,000 and the issuance of options to purchase 100,000 shares of common stock at $1.18 per share. Subsequently, Mr. Hersh submitted his resignation from the Company as an officer, director, and employee, effective August 8, 2001.
(4) In connection with the Sun transaction, we entered into a Termination Agreement and Release and a Separation Agreement and Release with Mr. Rappaport, in each case dated July 23, 2001, providing for the termination of Mr. Rappaport's employment agreement dated October 1, 1989, as amended, and Mr. Rappaport's consulting agreement dated September 30, 1999, in exchange for our payment to Mr. Rappaport of an aggregate of $700,000 payable in quarterly installments over three years and for our issuance to Mr. Rappaport of options to purchase 461,538 shares of common stock at $1.18 per share. The Termination Agreement and Release was ratified by our shareholders at the November 2001 special meeting.
(5) In connection with the Sun transaction, we entered into a Termination Agreement and Release and a Separation Agreement and Release with Mr. Katz, in each case dated July 23, 2001, providing for the termination of Mr. Katz's employment agreement dated October 1, 1989, as amended, and Mr. Katz's consulting agreement dated September 30, 1999, in exchange for our payment to Mr. Katz of an aggregate of $700,000 payable in quarterly installments over three years and for our issuance to Mr. Katz of options to purchase 461,538 shares of common stock at $1.18 per share. The Termination Agreement and Release was ratified by our shareholders at the November 2001 special meeting.
(6) Includes options to purchase 20,000 shares, which options were repriced on December 11, 1998.
(7) Represents options granted in prior years that were repriced on December 11, 1998. These options were cancelled effective July 23, 2001.
(8) Consists of: (i) a matching contribution to our 401(k) plan in the amount of $3,400, and (ii) $23,333 paid on September 1, 2001, representing the first of twelve equal payments to be paid quarterly pursuant to Mr. Sasnett's Termination Agreement and Release.
(9)  Represents a matching contribution to our 401(k) plan.
(10) Consists of: (i) a matching contribution to our 401(k) plan in the amount of $3,400, and (ii) $58,333 paid on September 1, 2001, representing the first of 12 equal payments to be paid quarterly pursuant to Mr. Hersh's Termination Agreement and Release.
(11) Consists of: (i) a matching contribution to our 401(k) plan in the amount of $3,400; (ii) $50,000 paid on September 1, 2001, representing the first of 12 equal payments to be paid quarterly pursuant to such individual's Termination Agreement and Release; and (iii) $8,333 paid on September 1, 2001, representing the first of 12 equal payments to be paid quarterly pursuant to such individual's Separation Agreement and Release.


OPTION GRANTS DURING FISCAL 2001

     The following table sets forth the number of shares of our common stock underlying options granted, the exercise price per share and the expiration date of all options granted during Fiscal 2001 to each of the individuals named in the Summary Compensation Table. No stock appreciation rights were granted during Fiscal 2001.

                         Number of     Percent of Total                                Potential Realizable Value at Assumed Annual
                        Securities          Options                                             Stock Appreciation for
                        Underlying         Granted to     Exercise or Base                        Option Term ($)(5)
                         Options          Employees in    Price Per Share   Expiration --------------------------------------------
Name (1)                Granted (2)     Fiscal Year (%)(3)     ($)(4)          Date                5%               10%
- -------                 ----------      -----------------    -----------    ---------            ------           -------
Eric Bescoby                    -                -               -                -                -                 -
David W. Sasnett            334,615             18.1           1.18         7/23/2011          248,316           629,282
Robert Hersh                561,538             30.4           1.18         7/23/2011          416,715         1,056,037
Dean Rappaport              461,538             25.0           1.18         7/23/2011          342,505           867,976
Nathan Katz                 461,538             25.0           1.18         7/23/2011          342,505           867,976


(1) Please see the Summary Compensation Table for titles of the persons named in the table.
(2) These options were granted under Termination Agreements and Release and Employment Agreements dated July 23, 2001, which were ratified by our shareholders at the November 2001 special meeting. All options have vested, except for 150,000 options granted to Mr. Sasnett which have a four-year vesting period and 100,000 options granted to Mr. Hersh which were canceled upon his resignation on August 10, 2001.
(3) Based on 1,845,229 options granted to all employees in Fiscal 2001.
(4) Represents the agreed-upon price per the Termination Agreement and Release and Employment Agreements dated July 23, 2001.
(5) The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the SEC. We cannot assure you that the actual stock price will appreciate over the 10-year option term at the 5% or 10% levels or at any other rate.

FISCAL YEAR END OPTION VALUES

     The following table sets forth information concerning the shares of common stock represented by outstanding stock options held as of September 30, 2001 by each of the individuals named in the Summary Compensation Table. None of these individuals exercised options during Fiscal 2001.

                                          Number of Securities              Value of In-The-Money
                                           Underlying Options                      Options
                                         at Fiscal Year End (#)          at Fiscal Year End ($) (2)
                                    --------------------------------  ---------------------------------
Name (1)                              Exercisable     Unexercisable    Exercisable      Unexercisable
- --------                            ---------------  ---------------  --------------  -----------------
Eric Bescoby                                      -                -               -                 -
David W. Sasnett                            229,281          162,334               -                  -
Robert Hersh                                461,538                -               -                  -
Dean Rappaport                              461,538                -               -                  -
Nathan Katz                                 461,538                -               -                  -

(1) Please see the Summary Compensation Table for titles of the persons named in the table.
(2) Based on the closing price of our common stock as reported by the NASDAQ Over-the Counter Bulletin Board on September 30, 2001 of $.65, minus the exercise price per share, multiplied by the number of shares of common stock underlying the option.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
CHANGE IN CONTROL ARRANGEMENTS

PRIOR EMPLOYMENT AGREEMENTS

  We entered into employment agreements (the "Prior Employment Agreements") with three previous members of executive management: Robert Hersh, Dean Rappaport and Nathan Katz. Commencing October 1, 1993, the base annual salaries of Messrs. Hersh, Rappaport and Katz were $246,112, $221,500 and $221,500, respectively, with annual increases equal to the greater of 5% or the percentage increases in the consumer price index published by the U.S. Department of Labor. Each of the Prior Employment Agreements would have expired on September 30, 2001. The Prior Employment Agreements each provided that, unless the employee was terminated for cause, 180 days after an Acquisition of Control (as defined in the Prior Employment Agreements), we were required to (i) pay to the employee a lump sum payment equal to three times the sum of the employee's salary for the then current fiscal year and the bonus payable to the employee for the fiscal year immediately preceding the current fiscal year, and (ii) continue to provide benefits to the employee for a three-year period. In addition, if the employee's employment with the Company were terminated for any reason other than for cause within one year following an Acquisition of Control, then the employee would have had the option, for 30 days after the date of such termination of employment, to enter into a three-year consulting and non-competition agreement for $250,000 per year.

  Effective October 1, 2000, we entered into an employment agreement with David
W. Sasnett (the "2000 Sasnett Employment Agreement") that replaced his change in control agreement with the Company. The 2000 Sasnett Employment Agreement would have expired on September 30, 2001 and provided for an annual salary of $210,000 and a severance payment equal to (i) the pro rata portion of Mr. Sasnett's annual salary for the remainder of the agreement term plus an amount equal to Mr. Sasnett's annual salary and benefits if he was terminated without "cause", (as defined in the agreement) or (ii) Mr. Sasnett's annual salary and annual benefits if the agreement was not renewed upon its expiration. This agreement also provided for a lump sum payment equal to two times the sum of his annual salary and annual benefits upon an Acquisition of Control (as defined in the 2000 Sasnett Employment Agreement). If Mr. Sasnett's employment with the Company would have been terminated for any reason other than for cause within one year following an Acquisition of Control, then he would have had the option, exercisable for 30 days after the date of such termination of employment, to enter into a two-year consulting and non-competition agreement for $50,000 per year.

     Each of the Prior Employment Agreements and the 2000 Sasnett Employment Agreement were terminated as of July 23, 2001 in connection with the Sun transaction. Messrs. Rappaport and Katz terminated their employment with the Company as of July 23, 2001 pursuant to the terms of the Termination Agreement and Release and the Separation Agreement and Release described below. Mr. Sasnett and Mr. Hersh continued their employment with the Company pursuant to the terms of the Employment Agreements dated July 23, 2001 described below. Mr. Hersh subsequently resigned from the Company as an officer, director, and employee, effective as of August 8, 2001.

     Dean Rappaport. In connection with the Sun transaction, we entered into a Termination Agreement and Release and a Separation Agreement and Release with Mr. Rappaport, each of which is dated July 23, 2001, providing for the termination of Mr. Rappaport's Prior Employment Agreement and Mr. Rappaport's consulting agreement dated September 30, 1999, in exchange for our payment to Mr. Rappaport of an aggregate of $700,000 payable in quarterly installments over three years and for our issuance to Mr. Rappaport of options to purchase 461,538 shares of common stock at $1.18 per share.

     Nathan Katz. In connection with the Sun transaction, we entered into a Termination Agreement and Release and a Separation Agreement and Release with Mr. Katz, each of which is dated July 23, 2001, providing for the termination of Mr. Katz's Prior Employment Agreement and Mr. Katz's consulting agreement dated September 30, 1999, in exchange for our payment to Mr. Katz of an aggregate of $700,000 payable in quarterly installments over three years and for our issuance to Mr. Katz of options to purchase 461,538 shares of common stock at $1.18 per share.

     David W. Sasnett. In connection with the Sun transaction, we entered into a Termination Agreement and Release with Mr. Sasnett, dated July 23, 2001, providing for the termination of the 2000 Sasnett Employment Agreement in exchange for our payment to Mr. Sasnett of an aggregate of $280,000 payable in quarterly installments over three years and for our issuance to Mr. Sasnett of options to purchase 184,615 shares of common stock at $1.18 per share. Additionally, we entered into an Employment Agreement with Mr. Sasnett, dated July 23, 2001 (the "2001 Sasnett Employment Agreement"), providing for a base annual salary of $200,000, the issuance of options to purchase 150,000 shares of common stock at $1.18 per share, certain fringe benefits, and, after Fiscal 2001, eligibility for a discretionary bonus of up to 50% of his base salary. The 2001 Sasnett Employment Agreement provides that, for a term of one year (which renews automatically for subsequent one-year terms, unless terminated), Mr. Sasnett serves as our senior vice president, chief financial officer, treasurer and secretary.

     Robert Hersh. In connection with the Sun transaction, we entered into a Termination Agreement and Release with Mr. Hersh, dated July 23, 2001, providing for the termination of Mr. Hersh's Prior Employment Agreement and Mr. Hersh's consulting agreement dated September 30, 1999, in exchange for our payment to Mr. Hersh of an aggregate of $700,000 payable in quarterly installments over three years and for our issuance to Mr. Hersh of options to purchase 461,538 shares of common stock at $1.18 per share. Additionally, we entered into an Employment Agreement with Mr. Hersh, dated July 23, 2001 (the "2001 Hersh Employment Agreement") providing for a base annual salary of $250,000, the issuance of options to purchase 100,000 shares of common stock at $1.18 per share, certain fringe benefits, and, after Fiscal 2001, eligibility for a discretionary bonus of up to 60% of his base salary. The 2001 Hersh Employment Agreement provided that, for a term of one year (which renewed automatically for subsequent one-year terms, unless terminated), Mr. Hersh would serve as the president of the Company. Subsequently, Mr. Hersh submitted his resignation from the Company as an officer, director, and employee, effective August 8, 2001.

COMPENSATION OF DIRECTORS

     Prior to the closing of the Sun transaction, our non-employee directors each received an annual retainer of $14,000, payable $7,000 in cash and in the number of shares equal to $7,000 calculated on the basis of the fair market value of the common stock on the date of our annual meeting of shareholders. The stock was restricted and vested after one year or on a pro rata basis if the director ceased to serve on the board during the year. Directors also received $1,000 per board meeting and committee meeting attended.

     Effective upon the closing of the Sun transaction in July 2001, we discontinued the payment to directors of retainers and attendance fees. We currently reimburse our directors for travel and lodging expenses in connection with attendance at Board and committee meetings. All of our directors are eligible to receive options under our Stock Incentive Plan.

     In November 2001, we granted options to purchase 5,000 shares of common stock to each of our directors in consideration for their continuing Board service. The exercise price of all such options is the fair market value on the date of grant. These options vest over a four-year period.

NONQUALIFIED STOCK OPTIONS

     From time to time we issue to our officers non-qualified stock options to purchase shares of common stock. All such options are issued pursuant to individual stock option agreements and bear an exercise price equal to or in excess of the market value of the common stock on the date of grant. The period during which such options may be exercised varies, depending on the optionee and the circumstances under which the options have been granted. The exercise price of such options may be paid in cash or, under certain circumstances, by delivery
of shares of common stock or by a combination of the foregoing.   No non-
qualified stock options were granted to our directors or executive officers during Fiscal 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During Fiscal 2001, the Compensation and Stock Option Committee was composed of Ryan Burrow, Robert Lanziollotti and Howard Steinberg from October 1, 2000 to June 15, 2001; from that date until July 23, 2001, the Committee consisted of Messrs. Lanziollotti and Steinberg and Jesse Luxton, thereafter, Mr. Steinberg was the sole member of the Committee. None of the members of our Compensation and Stock Option Committee during Fiscal 2001 has ever been an officer or employee of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation and Stock Option Committee.

REPRICING OF STOCK OPTIONS

  The following table sets forth information about the repricing of stock options held by current and former executive officers during the last ten fiscal years ended September 30, 2001.

                           Ten-Year Option Repricings

                                                                                                             Length of Original
                                             Number of Securities  Market Price of   Exercise Price             Option Term
                                              Underlying Options  Stock at Time of    at Time of         New   Remaining at Date
                                 Date of         Repriced or       Repricing or      Repricing or     Exercise   of Repricing or
Name                            Repricing          Amended           Amendment         Amendment         Price  Amendment (Years)
- ---------------------------------------------------------------------------------------------------------------------------------
David W. Sasnett                 12/11/98           12,500             $2.4375           $4.125          $2.4375        6.0
   Senior Vice President,        12/11/98            7,500             $2.4375           $4.125          $2.4375        6.9
   Chief Financial Officer

Dean Rappaport                   12/11/98           50,000             $2.4375           $3.375          $2.4375        2.8
   Former Executive Vice         12/11/98           50,000             $2.4375           $4.875          $2.4375        3.1
   President, Chief              12/11/98           50,000             $2.4375           $4.125          $2.4375        3.8
  Operating Officer              12/11/98           62,500             $2.4375           $6.750          $2.4375        6.0

Nathan Katz                      12/11/98           50,000             $2.4375           $4.875          $2.4375        3.1
   Former Executive Vice         12/11/98           50,000             $2.4375           $5.250          $2.4375        4.1
   President                     12/11/98           62,500             $2.4375           $6.750          $2.4375        6.0

Thomas M. Bluth
   Former Senior Vice
   President, Treasurer,         12/11/98           17,500             $2.4375           $4.125          $2.4375        6.0
   Secretary                     12/11/98            5,000             $2.4375           $4.125          $2.4375        6.9

William D. Stewart               12/11/98           30,000             $2.4375           $2.500          $2.4375        2.8
   Former Executive Vice         12/11/98           20,000             $2.4375           $3.375          $2.4375        2.8
   President                     12/11/98           50,000             $2.4375           $4.875          $2.4375        3.1
                                 12/11/98           50,000             $2.4375           $4.125          $2.4375        3.8
                                 12/11/98           62,500             $2.4375           $6.750          $2.4375        6.0

             REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

  The Compensation and Stock Option Committee (the "Committee") was responsible for developing the Company's executive compensation strategy and for administering the policies and programs that implement this strategy during Fiscal 2001.

  The Committee reviews and approves the compensation of the Company's executive officers each year. One of the two individuals that held the position of chief executive officer as well as the three other most senior executive officers during the year (two of whom resigned their employment with the Company during the year) were parties to employment agreements with the Company during the year. As of July 2001, only the Company's chief financial officer is party to an employment agreement with the Company. Reference is made to "Employment Contracts, Termination and Change in Control Arrangements" above for a discussion of the Company's employment and other agreements with its executive officers. In reviewing these executive officers' compensation for Fiscal 2001, the Committee determined that corporate and individual performance was adequately compensated under the terms of these individuals' employment agreements.

  Accordingly, these executive officers' salaries were established at the minimum level prescribed under such agreements. These officers also participated in the Company-wide 401(k) plan, under which the Company, subject to the statutory limits, matches 50% of an employee's contributions up to 1% of the employee's salary. For the Company's other key employees, the determinations by the Committee regarding base salary and bonuses were based upon our determinations regarding individual experience and capabilities, performance issues specific to the employee's particular responsibilities, and salaries paid by other companies for comparable positions.

  The Committee did not grant any stock options or restricted stock to executive officers during Fiscal 2001, other than those granted in July 2001 to Messrs. Sasnett, Hersh, Rappaport and Katz pursuant to their Termination Agreements and Releases and, in the case of Mr. Sasnett, pursuant to his employment agreement.

  As stated above, two individuals held the position of chief executive officer during Fiscal 2001: Robert Hersh, who served as chief executive officer until July 31, 2001, and Eric Bescoby, who was appointed to the position at that time. Mr. Hersh resigned his employment with the Company effective as of August 8, 2001. Mr. Hersh's compensation for Fiscal 2001 was determined in accordance with the provisions of his employment agreement entered into in August 1989, as amended. As so amended, the agreement provided for a base salary based upon the Company's profitability and did not provide for a bonus in Fiscal 2001. When Mr. Bescoby became the chief executive officer, the determination of his compensation was based on the philosophy of providing competitive level of compensation consistent with Mr. Bescoby's responsibilities and experience as well as the Company's business performance goals. Mr. Bescoby did not receive a bonus in Fiscal 2001.

  The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code which imposes a limit on tax deductions for annual compensation in excess of $1,000,000 paid to any of the five most highly compensated executive officers, which is not "performance-based" in accordance with certain requirements. The Committee has not adopted a policy requiring that all compensation arrangements qualify for deductibility under Section 162(m), meaning that options granted after April 10, 1997 may not be deductible if and to the extent their value ever causes one of the Company's executive officers to receive more than $1,000,000 in compensation during any one year. However, all options granted prior to April 10, 1997, the date of the Company's 1997 Annual Meeting, are exempt from Code Section 162(m) under a "grandfather" provision.

Respectfully submitted,

/s/  Howard Steinberg

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Except as otherwise noted, the following table sets forth certain information regarding beneficial ownership of our common stock as of January 14, 2002 of:
(i) each person known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each individual named in the Summary Compensation Table; and (iv) our current directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. As of January 14, 2002, there were 15,878,247 shares of common stock outstanding. Except as noted, all persons listed below have sole voting and investment power with respect to the shares of common stock included in the table.

                                                            Beneficial Ownership of Common Stock
                                                   -----------------------------------------------------
                                                          Number of                   Percentage
                                                            Shares                    Outstanding
                                                   -----------------------    --------------------------
Sun Catalina Holdings, LLC (1)                      13,331,055 (6)                         66.7%
Sun Capital Partners II, L.P. (1)                   13,331,055 (6)                         66.7%
Sun Capital Advisors II, L.P. (1)                   13,331,055 (6)                         66.7%
Sun Capital Partners, LLC (1)                       13,331,055 (6)                         66.7%
Rodger R. Krouse (1)                                13,331,055 (6)                         66.7%
Marc J. Leder (1)                                   13,331,055 (6)                         66.7%
Michael H. Kalb (1)                                            --                            --
Clarence E. Terry (1)                                          --                            --
Kevin J. Calhoun (1)                                           --                            --
C. Deryl Couch (1)                                             --                            --
Brion G. Wise (2)                                           9,537                             *
George R. Rea (2)                                              --                            --
Howard Steinberg (2)                                       32,537                             *
Patrick J. Sullivan (2)                                        --                            --
Eric Bescoby (2)                                               --                            --
David W. Sasnett (2)                                      231,281 (7)                       1.4%
Robert Hersh (3)                                          684,338 (8)                       4.2%
Dean Rappaport (4)                                        463,638 (9)                       2.8%
Nathan Katz (5)                                           929,780 (10)                      5.7%
All current directors and executive
 officers as a group (12 persons)                      13,602,410 (11)                     67.3%

______________
 *  Less than 1%

(1) The address of this holder is c/o Sun Capital Partners, Inc., 5200 Town Center Circle, Suite 470, Boca Raton, Florida 33486.
(2) The address of this holder is c/o Catalina Lighting, Inc., 18191 NW 68th Avenue, Miami, Florida 33015.
(3) The address of this holder is 6700 SW 88 Terrace, Miami, Florida 33156.
(4) The address of this holder is 11988 Classic Drive, Coral Springs, Florida 33071.
(5) The address of this holder is 161 Gardner Road, Brookline, Massachusetts 02445.
(6) Based upon information set forth in a Schedule 13D filed with the SEC as of August 2, 2001, as amended, and subsequent disclosure, 13,119,287 shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Exchange Act by Sun Catalina, Sun Capital Partners II, L.P., a Delaware limited partnership ("Partners LP"), Sun Capital Advisors II, L.P., a Delaware limited partnership ("Advisors"), Sun Capital Partners, LLC, a Delaware limited liability company ("Partners LLC"), Marc J. Leder ("Leder") and Rodger R. Krouse ("Krouse"). Leder and Krouse may each be deemed to control Sun Catalina, Partners LP, Advisors and Partners LLC, as Leder and Krouse each own 50% of the membership interests in Partners LLC, which in turn is the general and managing partner of Advisors, which in turn is the general and managing partner of Partners LP, which in turn owns 100% of the membership interests of Sun Catalina. Partners LP, Advisors, Partners LLC, Leder and Krouse have shared voting and investment power over these shares. Includes (i) up to 750,000 shares owned by previous shareholders of Go-Gro Industries Limited assuming that such shares remain owned by such shareholders, (ii) 222,800 shares, 468,242 shares, 2,100 shares and 2,000 shares owned by Mr. Hersh, Mr. Katz, Mr. Rappaport and Mr. Sasnett, respectively, all of which Sun Catalina has the power to vote pursuant to irrevocable proxies. Except as to such shared voting power, Sun Catalina, Partners LP, Advisors, Partners LLC, Leder and Krouse disclaim beneficial ownership of these shares. Also includes warrants to purchase 3,904,838 shares of common stock which are immediately exercisable in full. Subsequent to the Sun transaction, 211,768 additional warrants were issued under the terms of our subordinated debt.
(7) Includes 229,281 shares purchasable through the exercise of options, which are immediately exercisable in full. Mr. Sasnett has granted a proxy to Sun Catalina with respect to these shares.
(8) Includes 461,538 shares purchasable through the exercise of options, which are immediately exercisable. Mr. Hersh has granted a proxy to Sun Catalina with respect to these shares.
(9) Includes 461,538 shares purchasable through the exercise of options, which are immediately exercisable. Mr. Rappaport has granted a proxy to Sun Catalina with respect to these shares.
(10) Includes 461,538 shares purchasable through the exercise of options, which are immediately exercisable in full. Mr. Katz has granted a proxy to Sun Catalina with respect to these shares.
(11) Consists of (i) 13,329,055 shares over which Messrs. Leder and Krouse have shared voting and investment power, (ii) 2,000 shares owned by Mr. Sasnett and 229,281 shares purchasable through the exercise of options held by Mr. Sasnett, (iii) 9,537 shares owned by Mr. Wise and (iv) 32,537 shares owned by Mr. Steinberg.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 23, 2001, we entered into a ten-year agreement with an affiliate of our majority shareholder to provide management services to us at an annual fee of $500,000, payable quarterly. This management services expense for Fiscal 2001 amounted to $98,000. We also paid an investment banking fee of $400,000 to another affiliate of our majority shareholder in connection with the Sun transaction.

     We lease our Hong Kong office from a company owned by one of our shareholders. The lease expires in 2004 but may be extended for an additional year. Rent expense related to this lease was approximately $222,000 for Fiscal 2001.

     During Fiscal 2001, Go-Gro Industries, Inc. ("Go-Gro"), our wholly-owned subsidiary, purchased $1.9 million, in raw materials from an affiliate which is 50% owned by us. Amounts due by Go-Gro to this affiliate were $282,000 as of September 30, 2001.

  Go-Gro also purchased $2.1 million in raw materials in Fiscal 2001 from another affiliate which is 40% owned by us. Amounts due by Go-Gro to this affiliate were $239,000 as of September 30, 2001.

  Amounts receivable from two former executive vice presidents of the Company (Mr. Rappaport and Mr. Katz) totaled $212,000 immediately prior to the Sun transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the Settlement and Termination Agreements negotiated as part of the Sun transaction. As of September 30, 2001, the remaining amounts due from these individuals totaled $194,000.

                                     SIGNATURE
                                     ---------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Original Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CATALINA LIGHTING, INC.





                                       By:    /s/ Eric Bescoby
                                              ---------------------------------
                                              Eric Bescoby
                                              Chief Executive Officer



                                              January 28, 2002