Form 10-Q
period 2001-12-31
CATALINA LIGHTING INC
filed 2002-02-14
CIK 822665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________

                         Commission File Number 1-9917


                            Catalina Lighting, Inc.
            (Exact Name of Registrant as Specified in Its Charter)



                            Florida                                         59-1548266
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)

         18191 N.W. 68th Avenue
             Miami, Florida                                      33015
   (Address of Principal Executive Offices)                    (Zip Code)

      Registrant's Telephone Number, Including Area Code: (305) 558-4777

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of the close of business on February 12, 2002 was 15,878,247.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                     INDEX

PART I     FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                    --------
 ITEM 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
     December 31, 2001 and September 30, 2001......................................      1

     Condensed Consolidated Statements of Operations -
     Three months ended December 31, 2001 and 2000.................................      3

     Condensed Consolidated Statements of Cash Flows -
     Three months ended December 31, 2001 and 2000.................................      4

     Notes to Condensed Consolidated Financial Statements..........................      5

 ITEM 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations.....................................................     11

 ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...............     18


PART II    OTHER INFORMATION

 ITEM 1 -  Legal Proceedings.......................................................     19

 ITEM 4 -  Submission of Matters to a Vote of Security Holders.....................     19

 ITEM 6 -  Exhibits and Reports on Form 8-K........................................     19

 Signatures........................................................................     20

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                    December 31,               September 30,
                                Assets                                                  2001                       2001
                                ------                                         ----------------------      --------------------
                                                                                    (Unaudited)                     *
Current assets
   Cash and cash equivalents                                                    $       2,885              $      4,613
   Restricted cash equivalents and short-term investments                                 607                     1,066
   Accounts receivable, net of allowance for doubtful accounts
    of $1,547 and $1,423, respectively                                                 30,781                    27,761
   Inventories                                                                         34,717                    37,425
   Other current assets                                                                 4,382                     5,114
                                                                                --------------             -------------

      Total current assets                                                             73,372                    75,979

Property and equipment, net                                                            29,126                    30,227
Goodwill, net                                                                          28,192                    28,812
Other assets                                                                           11,007                    11,079
                                                                                --------------             -------------
      Total assets                                                              $     141,697              $    146,097
                                                                                ==============             =============

*Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (continued)
                                (In thousands)

                                                                          December 31,         September 30,
               Liabilities and Stockholders' Equity                           2001                 2001
               ------------------------------------                      -------------         --------------
                                                                          (Unaudited)                *
Current liabilities
   Accounts payable                                                      $         27,863      $        27,586
   Revolving credit facilities                                                      7,040                7,078
   Term loans                                                                       1,368                  818
   Current maturities of bonds payable                                                900                  900
   Current maturities of other long-term debt                                         729                  878
   Other current liabilities                                                       12,450               12,466
                                                                         -----------------     ----------------
     Total current liabilities                                                     50,350               49,726

   Revolving credit facilities                                                     12,625               16,366
   Term loans                                                                      22,571               23,479
   Subordinated notes                                                               6,533                6,110
   Bonds payable                                                                    4,200                4,200
   Other long-term debt                                                               911                1,085
   Other liabilities                                                                5,694                5,926
                                                                         -----------------     ----------------
     Total liabilities                                                            102,884              106,892
                                                                         -----------------     ----------------

Minority interest                                                                   1,060                1,073
                                                                         -----------------     ----------------
Commitments and Contingencies

Stockholders' equity
   Preferred stock, $.01 par value
     authorized 1,000,000 shares; none issued

   Common stock, $.01 par value
     authorized 100,000,000 shares; issued and outstanding
     16,520,179 shares                                                                165                  165
   Additional paid-in capital                                                      34,315               34,279
   Retained earnings                                                                6,568                6,764
   Accumulated other comprehensive loss                                              (834)                (615)
  Treasury stock, at cost, 641,932 shares                                          (2,461)              (2,461)
                                                                         -----------------     ----------------
      Total stockholders' equity                                                   37,753               38,132
                                                                         -----------------     ----------------

                                                                        $         141,697      $       146,097
                                                                         =================     ================

*Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                     Three Months Ended
                                                                        December 31,
                                                            ---------------------------------
                                                                 2001              2000
                                                            ---------------   ---------------
Net sales                                                   $     56,154      $     64,608

Cost of sales                                                     46,167            54,424
                                                            ---------------   ---------------
Gross profit                                                       9,987            10,184

Selling, general and administrative expenses                       8,280            10,593
                                                            ---------------   ---------------
Operating income (loss)                                            1,707              (409)
                                                            ---------------   ---------------

Other income (expenses):
   Interest expense                                               (1,937)           (1,590)
   Other income (expenses)                                           (58)             (182)
                                                            ---------------   ---------------
Total other income (expenses)                                     (1,995)           (1,772)
                                                            ---------------   ---------------

Loss before income taxes                                            (288)           (2,181)

Income tax benefit                                                   (92)             (282)
                                                            ---------------   ---------------
Net loss                                                    $       (196)     $     (1,899)
                                                            ===============   ===============

Weighted average number of
  shares outstanding
         Basic                                                    15,878             7,358
         Diluted                                                  15,878             7,358

Earnings (loss) per share
         Basic                                              $      (0.01)     $      (0.26)
         Diluted                                            $      (0.01)     $      (0.26)

See accompanying notes to condensed consolidated financial statements.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                   -----------------------------------------
                                                                                          2001                   2000
                                                                                   -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                             $         (196)       $       (1,899)
  Adjustments for non-cash items                                                                1,751                 1,795
  Change in assets and liabilities                                                              1,283                     4
                                                                                   -------------------     -----------------
  Net cash provided by (used in) operating activities                                           2,838                  (100)
                                                                                   -------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                           (190)               (2,142)
  Proceeds from sale of property and equipment                                                    141                     -
  Purchase of minority interest                                                                     -                (1,029)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                                                       (2)                  343
                                                                                   -------------------     -----------------
  Net cash used in investing activities                                                           (51)               (2,828)
                                                                                   -------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from other long-term debt                                                                -                   323
  Payments on other long-term debt                                                               (312)                 (393)
  Proceeds from revolving credit facilities                                                     6,907                14,593
  Payments on revolving credit facilities                                                     (10,698)               (9,450)
  Payments on term loans                                                                         (203)               (1,236)
  Sinking fund redemption payments on bonds payable                                              (225)                 (225)
                                                                                   -------------------     -----------------
  Net cash provided by (used in) financing activities                                          (4,531)                3,612
                                                                                   -------------------     -----------------
  Effect of exchange rate changes on cash                                                          16                   243
                                                                                   -------------------     -----------------
  Net increase (decrease) in cash and cash equivalents                                         (1,728)                  927
  Cash and cash equivalents at beginning of period                                              4,613                 2,309
                                                                                   -------------------     -----------------
  Cash and cash equivalents at end of period                                           $        2,885        $        3,236
                                                                                   ===================     =================

                      Supplemental Cash Flow Information

                                          Three Months Ended
                                             December 31,
                                      --------------------------
                                        2001            2000
                                      -----------    -----------
                                            (In thousands)
           Cash paid (received) for:
              Interest                 $  948            $ 1,327
              Income taxes             $ (142)           $   758

See accompanying notes to condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

     The accompanying unaudited condensed consolidated financial statements of Catalina Lighting, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for complete financial statements.

     In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 2001 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Accounts Receivable
-------------------

     The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $11,273,000 and $10,442,000 at December 31, 2001 and September 30, 2001, respectively.

Comprehensive Loss
------------------

     Comprehensive loss consisted of the following:

                                                    Three Months Ended December 31,
                                                 --------------------------------------
                                                      2001                 2000
                                                 -----------------   ------------------
                                                             (In thousands)
Net loss                                         $          (196)    $          (1,899)
Foreign currency translation gain (loss)                    (238)                  237
Change in unrealized loss on derivative
   instrument, net of taxes                                   19                   140
                                                 ----------------    -----------------
   Total comprehensive loss                      $          (415)    $          (1,522)
                                                 ================    =================

New Accounting Pronouncements
-----------------------------

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows for the three months ended December 31, 2001.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of February 2002, the Company has not assessed the impact of adopting SFAS 142.

     Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"), was also issued in July 2001. SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined its impact on its consolidated results of operations, cash flows or financial position.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions" for the disposal of a "Segment of a Business" (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company is currently assessing this new standard and has not yet determined its impact on its consolidated results of operations, cash flows or financial position.

Reclassifications
-----------------

     Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

2.   Inventories

Inventories consisted of the following:

                                                      December 31
                                           ---------------------------------
                                               2001                2000
                                           -------------      --------------
                                                   (In thousands)
          Raw materials                    $     3,367        $      2,869
          Work-in-progress                         555                 892
          Finished goods                        30,795              33,664
                                           -----------        ------------
          Total inventories                $    34,717        $     37,425
                                           ===========        ============

3.   Revolving Credit Facility

The Company has a $75 million credit facility which funded the Company's acquisition of Ring Limited (formerly known as Ring plc) ("Ring") and provides funds through revolving facilities for the Company's U.S. and U.K. operations. The credit facility agreement requires that the Company meet certain financial covenants and minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     The Company was in compliance with the financial covenants of its credit facility for the quarter ended December 31, 2001. Based upon its current assessment of market conditions for its business and its projections for the remainder of its 2002 fiscal year, the Company expects to be in compliance with the credit facility's financial covenants for the March 31, 2002 and subsequent quarters. The Company is dependent upon borrowings under the revolving loans of its credit facility to fund its operations. Should the Company be unable to comply with the terms and financial covenants of its credit facility, it would be required to obtain a modification to the facility or another source of financing to operate. In the event that additional financing is required, the Company may not be able to raise it on acceptable terms, if at all. Additionally, there can be no assurances that market conditions will not deteriorate in the future or that the Company will be able to achieve its projected results for 2002.

4.   Segment Information

     Information on operating segments and a reconciliation to income (loss) before income taxes for the three months ended December 31, 2001 and 2000 are as follows (in thousands):

                                                             Three Months Ended December 31,
                                ---------------------------------------------------------------------------------------
Net Sales                                           2001                                         2000
                                -----------------------------------------    ------------------------------------------
   by Operating Segment:          External                                     External
                                  Customers    Intersegment      Total         Customers    Intersegment     Total
                                -----------------------------------------    ------------------------------------------
United States                     $ 13,906      $     101       $ 14,007       $ 19,256     $     134        $ 19,390
China                                5,667         16,521         22,188          7,871        23,147          31,018
United Kingdom                      29,985              -         29,985         28,274             -          28,274
Other segments                       6,596             11          6,607          9,207            90           9,297
Eliminations                             -        (16,633)       (16,633)             -       (23,371)        (23,371)
                                -----------------------------------------    ------------------------------------------
                                  $ 56,154      $       -       $ 56,154       $ 64,608     $       -        $ 64,608
                                =========================================    ==========================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Net Sales by Location                             Three Months Ended
    of External Customers:                            December 31,
                                             ------------------------------
                                                 2001             2000
                                             -------------     ------------
United States                                $     14,055      $    19,263
United Kingdom                                     29,511           27,505
Canada                                              5,708            8,050
Other countries                                     6,880            9,790
                                             -------------     ------------
                                             $     56,154      $    64,608
                                             =============     ============

Segment Contribution (Loss):                      Three Months Ended
                                                      December 31,
                                             ------------------------------
                                                 2001             2000
                                             -------------     ------------
United States                                $        500      $      (512)
China                                               1,010            2,047
United Kingdom                                        369           (1,082)
Other segments                                        266             (131)
                                             ------------      -----------
  Subtotal for segments                             2,145              322
Parent/administrative expenses                     (2,433)          (2,503)
                                             ------------      -----------
  Income (loss) before income taxes          $       (288)     $    (2,181)
                                             ============      ===========


Interest Expense (Income) (1):                    Three Months Ended
                                                     December 31,
                                             ------------------------------
                                                 2001             2000
                                             -------------     ------------
United States                                $        (76)     $      (102)
China                                                  (9)             (80)
United Kingdom                                      1,126            1,202
Other segments                                         64              140
                                             ------------      -----------
  Subtotal for segments                             1,105            1,160
Parent interest expense                               832              430
                                             ------------      -----------
  Total interest expense                     $      1,937      $     1,590
                                             ============      ===========

Total Assets (2):                             December 31,     September 30,
                                                  2001              2001
                                             --------------    -------------
United States                                $     49,891      $    51,550
China                                              44,155           45,920
United Kingdom                                     69,395           68,368
Other segments                                      9,594            8,836
Eliminations                                      (31,338)         (28,577)
                                             ------------      -----------
  Total assets                               $    141,697      $   146,097
                                             ============      ===========

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     Long-Lived Assets (3):

                                                    December 31,          September 30,
                                                        2001                   2001
                                                    ------------         ---------------
     United States                                      $10,608                 $ 10,891
     China                                               14,905                   15,329
     United Kingdom                                       3,528                    3,910
     Other segments                                          85                       97
                                                    ------------         ----------------
       Total long-lived assets                          $29,126                 $ 30,227
                                                    ============         ================

     Expenditures for Additions to Long-Lived Assets:

                                                        Three Months Ended December 31,
                                                    -------------------------------------
                                                        2001                   2000
                                                    ------------         ----------------
     United States                                        $   3                  $    54
     China                                                   64                    1,907
     United Kingdom                                         123                      175
     Other segments                                           -                        6
                                                    ------------         ----------------
       Total expenditures                                 $ 190                  $ 2,142
                                                    ============         ================


     (1) The interest expense shown for each segment includes interest paid or earned on inter-segment advances.

     (2)  Total assets for United States include parent/administrative assets.

     (3)  Represents property and equipment, net.

Major Customers
---------------

     During the three months ended December 31, 2001 and 2000, one customer (included in the United Kingdom operations) accounted for 19.2% and 16.5%, respectively, of the Company's consolidated net sales. One additional customer (included in the United States and other operations) accounted for 12.8% of the Company's consolidated net sales for the three months ended December 31, 2001, compared to 11.8% during the same period in 2000. The Company's top five customers accounted for 47.7% and 47.1% of consolidated net sales during the three months ended December 31, 2001 and 2000, respectively.

5.   Commitments and Contingencies

Westinghouse License
--------------------

     On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments are due quarterly and are based on a percent of the value of the Company's net shipments of Westinghouse branded products, subject to annual minimum net shipments. Originally, subject to the minimum sales conditions discussed below, the agreement would terminate on September 30, 2002, with the Company having options to extend the agreement for two additional five-year terms. Either party had the right to terminate the agreement if the Company did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Effective as of October 1, 2001, the Company and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates the Company's option to extend the license
agreement upon the agreement's expiration on September 30, 2002.   Net sales of
Westinghouse branded products amounted to $2.7

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

million and $4.5 million for the three months ended December 31, 2001 and 2000, respectively. Management does not believe that the loss of the Westinghouse license will have a material effect on the Company's financial condition or results of operations.

Litigation
----------

     During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The Company maintains primary product liability insurance coverage of $1 million per occurrence and $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires the Company to self-insure for up to $10,000 per incident. Based on experience, the Company has accrued $286,000 for this contingency as of December 31, 2001. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

     On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, the Company requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against the Company and its customer on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. The Company has appealed the judgment entered by the Court and has posted a surety bond in the amount of $1.8 million for the appeal (for which the Company posted $1.5 million in cash collateral). Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying December 31, 2001 Condensed Consolidated Financial Statements for this matter.

Kmart Bankruptcy
----------------

     On January 22, 2002, Kmart Corporation filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois. The Company's sales to Kmart amounted to $10.7 million for the year ended September 30, 2001 and $767,000 and $2.8 million for the three months ended December 31, 2001 and 2000, respectively. The Company has no outstanding receivables from Kmart for the period prior to January 22, 2002, and has resumed shipments subsequent to the bankruptcy filing. The Company is continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart.

Pension Plan
------------

     Ring has a defined benefit pension plan which covers 22 current employees and approximately 750 members formerly associated with Ring. The plan is administered externally, and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company is reviewing the plan and believes that in the future it may terminate the plan. It is anticipated that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement" ("MFR") shortfall. The most recent estimate as of September 2001 placed the MFR shortfall at approximately $3.2 million. The U.K. government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be greater than the current $3.2 million deficit under the MFR method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify "forward-looking statements" by words such as "expects", "anticipates", "believes", "plans", "intends", "estimates", variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as amended. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        In the following comparison of the results of operations, the three months ended December 31, 2001 and 2000 are referred to as "Q1 2001" and "Q1 2000", respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at December 31, 2001.

Comparison of Three Months Ended December 31, 2001 and 2000

Consolidated Results

        We had operating income of $1.7 million in Q1 2001 compared to an operating loss of $409,000 in Q1 2000. The $2.1 million operating income improvement primarily resulted from a significant decrease in selling, general and administrative expenses ("SG&A"). The expense reduction and improvement in operating income reduced our net loss from $1.9 million, or $.26 per diluted share, in Q1 2000, to a net loss of $196,000, or $.01 per diluted share, in Q1 2001.

        Net sales for Q1 2001 were $56.2 million, an $8.5 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States and Canada. Shipments to Kmart during the quarter were $2.0 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002. We are continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart. Continued weakness in the economy and other competitive factors also continue to affect order volume with other North American customers. See "Results by Segment" for further discussion.

        Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 33.9%, 46.8%, 14.5% and 4.8% of net sales in Q1 2001 compared to 39.8%, 45.9%, 10.3% and 4.0% in Q1 2000. In Q1 2001 and
Q1 2000, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $10.8 million (19.1%) and $10.6 million (16.5%), respectively, of our net sales. In Q1 2001 and Q1 2000, Home Depot accounted for $7.2 million (12.8%) and $7.6 million (11.8%), respectively, of our net sales. Sales made from warehouses constituted 66% of our net sales in Q1 2001, up from 56% in Q1 2000.

        Gross profit in total dollars decreased from $10.2 million in Q1 2000 to $10.0 million in Q1 2001. However, gross profit as a percentage of sales increased from 15.8% in 2000 to 17.8% in Q1 2001. The increase in gross profit as a percentage of sales is attributable to decreased warehousing and product development costs as a result of our initiatives to lower operating costs.

     SG&A for Q1 2001 was $8.3 million, a decrease of $2.3 million from the same period in the prior year. The decrease in SG&A is a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included payroll and related expenses in the U.S. ($647,000) and the United Kingdom ($372,000), travel and entertainment, ($123,000), merchandising and displays ($106,000) and bad debt and VAT tax provisions ($450,000). Additionally, Go Gro reduced its SG&A by $346,000. See "Results by Segment" for further discussion.

     Interest expense was $1.9 million in 2001 compared to $1.6 million in Q1 2000. The increased expense is primarily attributable to the amortization of debt discount and financing costs associated with the subordinated notes issued in July 2001 ($257,000 of non-cash charges).

     Other expenses of $58,000 for Q1 2001 consisted of a net foreign currency loss ($69,000), dividends on Ring convertible preference stock ($45,000), equity in loss of unconsolidated joint venture ($91,000) partially reduced by interest income ($90,000) and other miscellaneous income ($57,000). Other expenses of $182,000 in Q1 2000 consisted primarily of net foreign currency loss ($150,000), dividends on Ring convertible preference stock ($45,000), equity in loss of unconsolidated joint venture ($45,000) and other expenses ($22,000) offset by interest income of ($80,000).

     The effective income tax rates for Q1 2001 and Q1 2000 were 31.9% and 12.9%, respectively. The lower effective tax rate for Q1 2000 is attributable to significant losses, primarily in foreign jurisdictions, for which no benefit could be recorded. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with the 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

     See Note 4 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

     Catalina Industries had a segment profit in Q1 2001 of $500,000 as compared to a segment loss of $512,000 in Q1 2000. The increase in segment contribution in Q1 2001 is primarily attributable to decreased SG&A and other operating costs.

     Sales by Catalina Industries to external customers were $13.9 million in Q1 2001, a decrease of $5.4 million from Q1 2000. Sales to Home Depot were $6.2 million or $1.5 million more than in Q1 2000 while sales to WalMart, Kmart and the office superstores (Office Depot and Staples) decreased by $3.1 million, $2.1 million and $300,000, respectively. In Q1 2001, Home Depot, Staples, Lowes, Kmart and WalMart accounted for 45%, 11%, 8%, 6% and 4%, respectively, of Catalina Industries' net sales and in Q1 2000, 25%, 5%, 6%, 15% and 19%, respectively.

     Gross profit for Catalina Industries was $1.8 million in Q1 2001 compared to $1.5 million in 2000. Gross profit as a percentage of net sales increased from 7.9% in Q1 2000 to 13.1% in Q1 2001. The increase in gross profit as a percentage of net sales is primarily attributable to changes in our customer mix, as well as reduced product development expenses and warehousing costs.

     Presently, most major U.S. customers (including Home Depot, Staples, Lowes, Kmart and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Catalina Industries serves these customers by placing orders directly with our factory in China and with other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 23% for the current quarter. This percentage decline represents a significant reduction in orders flowing through the Tupelo warehouse. During the 2001 fiscal year, Catalina Industries lowered its warehousing costs primarily by reducing personnel and related costs. Catalina Industries may experience further declines in sales made from its U.S. warehouse and, at least in the short term, may be unable to further reduce its overall warehousing costs.

     SG&A decreased from $2.1 million in Q1 2000 to $1.4 million in Q1 2001. This decrease reflects reduced salary and related costs, travel and entertainment, merchandising costs, legal and professional fees and bad debt expense.

Go-Gro (China)

     Go-Gro's segment contribution in Q1 2001 was $1.0 million, compared to $2.0 million in Q1 2000.

     Go-Gro's sales for Q1 2001 were $22.2 million, a decrease of $8.8 million from the $31.0 million generated in Q1 2000. Sales of products manufactured by Go-Gro in Q1 2001 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $5.6 million, to $13.2 million. Third-party and intercompany sales by Go-Gro in Q1 2001 were $5.7 million and $16.5 million, respectively, while the comparable sales amounts for Q1 2000 were $7.9 million and $23.1 million, respectively. The decline in the intercompany sales in Q1 2001 primarily reflects the lower overall sales to Catalina Industries and Catalina Canada attributable to a decline in Catalina Industries' U.S. and Canadian business. Sales to one third-party customer were $1.9 million in Q1 2001 and $3.8 million in Q1 2000.

     SG&A decreased from $1.9 million in Q1 2000 to $1.6 million in Q1 2001, primarily as a result of lower payroll and related costs and lower bank charges, partially offset by increased bad debt expense.

Ring Limited (United Kingdom)

     Ring's segment contribution for Q1 2001 was $369,000 compared to a loss of $1.1 million in Q1 2000.

     Net sales and gross profit for Q1 2001 were $30.0 million and $4.5 million, respectively, as compared to $28.3 million and $3.5 million, respectively, for the same period of 2000. The increase in net sales is primarily attributable to growth in Ring's automotive division. Gross profit percentage increased to 15.1% in Q1 2001 compared to 12.4%, primarily as a result of a change in product mix, reduced freight charges and lower warehousing costs as a result of personnel reductions.

     SG&A was $3.0 million in Q1 2001 compared to $3.3 million in Q1 2000. The decrease is primarily related to lower salary and related costs.

Liquidity and Capital Resources

     We meet our short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, mortgage notes, bonds, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs.

Cash Flows and Financial Condition

     Our operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $1.7 million from September 30, 2001 to December 31, 2001. We used funds generated from operations to pay for capital expenditures and make payments of $4.5 million on our revolving credit facilities and, to a lesser extent, on our term loans and other long term debt. Availability under our revolving credit facility increased from $7.9 million at September 30, 2001 to $14.7 million at December 31, 2001. Capital expenditures for the period were $190,000 and consisted primarily of furniture, fixtures and equipment.

     Accounts receivable balances increased to $30.8 million at December 31, 2001 from $27.8 million at September 30, 2001 primarily as a result of significantly higher sales in the Ring segment during the three months ended December 31, 2001 compared to the three months ended September 30, 2001. Inventory levels at December 31, 2001 were $34.7 million, as compared to $37.4 million at September 30, 2001, due to our focus on lowering our inventories in each of our principal business segments.

     Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $11,273,000 and $10,442,000 at December 31, 2001 and September 30, 2001,
respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

     In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring's U.K. facility. The facility consists of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 10.2 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the U.S. and the U.K. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the U.S. and U.K. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

     Under English law, a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. Until the whitewash procedure is completed, cash flows from Ring cannot be used to repay our term loans and cash payments by Ring to other Company subsidiaries are limited to trade transactions in the normal course of business.

     On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings LLC ("SCH"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties. Our $75 million credit facility was amended and restructured in connection with the Sun transaction.

     As a part of the restructuring, available borrowing under the revolving loans were reallocated under the amendment to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The effective rate on the facility was 6.7% at December 31, 2001. Under the amended facility, we are required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating approximately (i) $200,000 on each of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; (ii) $750,000 on each of December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003, and; (iii) $20,497,000 on December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 354,136 shares of common stock at a price of $.01 per share. The July 23, 2001 amendment to the $75 million credit facility eliminated (as an event of default) a previous requirement of the credit facility that we complete the whitewash procedure. However, if the whitewash procedure was not completed by December 31, 2001, 50 basis points would be added to the facility's effective interest rate. We did not complete the whitewash procedure by December 31, 2001 and, consequently, the effective interest rate on the credit facility increased.

     Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Borrowings, trade letters of credit, bonds and foreign currency forward contracts outstanding under this arrangement amounted to approximately $7.0 million, $4.3 million, $1.1 million and $3.1 million, respectively, at December 31, 2001.

     Catalina Canada has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar revolving credit loans up to $7 million Canadian dollars in the aggregate. The facility matures in December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus
 .5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility's borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

     Go-Gro has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade and stand-by letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by Go-Gro's assets and a guarantee issued by us and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is repayable upon demand and is subject to an annual review by the bank. At December 31, 2001, Go-Gro had used $819,000 of this line for letters of credit (there were no borrowings). The Hong Kong bank from time to time also requires Go-Gro to maintain additional collateral in the form of cash deposits as security on this facility. At December 31, 2001, letters of credit received from customers exceeded letters of credit issued to suppliers and therefore no cash deposits were maintained as collateral.

     The terms of our credit facilities, English law and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. Our $75 million credit facility prohibits loans to Go-Gro from either Ring or our other companies other than normal intercompany payables arising from trade.
This facility permits loans from our U.S. companies to Ring but restricts the flow of funds from Ring to our non-U.K. companies to payments constituting dividends or a return of capital. English laws and our current inability to complete the whitewash procedure also restrict the amount of funds that may be transferred from Ring to our U.S. companies and other subsidiaries. Our Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to us or our U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

     We utilize the revolving portions of our $75 million credit facility to support our operations in the U.S. and U.K. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. Due to an inability to transfer funds from the U.K. to the U.S. until the whitewash procedure is completed, all payments on our term loans must presently be made by U.S. operations. As of February 7, 2002, we had $14.2 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $6.3 million from September 30, 2001.

     Since July 2001, we have significantly reduced our overhead and operating costs in the U.S., U.K. and China through personnel reductions and the elimination of discretionary expenditures. As of December 31, 2001, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) our results for January 2002, (ii) current assessments of market conditions for our business, and (iii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the remainder of the 2002 fiscal year.

However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

     We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun transaction which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the note. The note holders are also entitled to additional warrants to purchase shares of common stock at $.01 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid on the notes for the period July 23, 2001 to December 31, 2001, for which the note holders received additional warrants to purchase, in the aggregate, 300,379 shares of common stock. We will be required to issue additional warrants for up to 735,210 shares of common stock if interest payments do not commence until March 31, 2003.

Ring Preference Shares

     We have accrued approximately $260,000 as of December 31, 2001 for the payment of dividends on Ring's preference shares. Presently Ring does not have sufficient equity under English law to repay these dividends. We will continue to accrue these dividends until such time as Ring generates sufficient profits to allow payment.

Westinghouse License

     On April 26, 1996, we entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments are due quarterly and are based on a percent of the value of our net shipments of Westinghouse branded products, subject to annual minimum net shipments. Originally, subject to the minimum sales conditions discussed below, the agreement would terminate on September 30, 2002, after which we had options to extend the agreement for two additional five-year terms. Either party had the right to terminate the agreement if we did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Effective as of October 1, 2001, we and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates our option to extend the license agreement upon the agreement's expiration on September 30, 2002. Net sales of Westinghouse branded products amounted to $2.7 million and $4.5 million for the three months ended December 31, 2001 and 2000, respectively. We do not believe that the loss of the Westinghouse license will have a material effect on our financial condition or results of operations.

Litigation

     During the past few years, we received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $286,000 for this contingency as of December 31, 2001. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

     On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against one of our major customers. Lamps Plus filed an Answer and Counterclaim against us and our customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We have appealed the judgment entered by the Court and have posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). We believe that we ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying December 31, 2001 Condensed Consolidated Financial Statements for this matter.

Other Matters

     Our ability to import products from China at current tariff levels could be materially and adversely affected if the normal trade relations ("NTR", formerly "most favored nation") status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. China's NTR status, coupled with its recent admission to the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China's WTO membership or NTR status will not change.

     Ring has a defined benefit pension plan which covers 22 current employees and over approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. We are reviewing the future of the plan and believe that in the future we may begin the process of terminating our liability under the plan. We anticipate that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement' ("MFR") shortfall. The most recent estimate as of September 30, 2001 placed the MFR shortfall at approximately $3.2 million. The U.K. government announced in its March 2001 budget that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should we not terminate our U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be greater than the current $3.2 million deficit under the MFR method.

     As of June 30, 2001, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

Impact of New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows for the three months ended December 31, 2001.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of February 2002, we have not assessed the impact of adopting SFAS 142.

     Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"), was also issued in July 2001. SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. We are currently assessing the new standard and have not yet determined its impact on our consolidated results of operations, cash flows or financial position.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions" for the disposal of a "Segment of a Business" (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. We are currently assessing this new standard and have not yet determined its impact on our consolidated results of operations, cash flows or financial position.

Impact of Inflation and Economic Conditions

        Go-Gro has periodically experienced price increases in the costs of raw materials, which reduce Go-Gro's profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials prices could have an adverse impact on our net sales and income from continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risk exposure during the three months ended December 31, 2001 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 24, 2001.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 24, 2001, we reported that we have appealed a judgment of $1.6 million for damages and interest thereon that was entered by the U.S. District Court for the Southern District of Florida in June 2001 in connection with a patent infringement counterclaim filed against us in Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200. As we reported, we have posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). There have been no material developments in these legal proceedings. We believe that we ultimately will not be found liable for patent infringement in this case.

        In addition, during the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $286,000 for this contingency as of December 31, 2001. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

        We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

        We held a Special Meeting of Shareholders on November 7, 2001. Four matters were considered and voted upon at the Special Meeting: the amendment to our Articles of Incorporation to increase the number of shares of Common Stock that we are authorized to issue; the adoption of our Stock Incentive Plan; the adoption of our Management Settlement Stock Incentive Plan; and the adoption of our Amended and Restated By-laws, which increase the quorum requirements for meetings of our shareholders. Each of these matters was considered and approved, by the votes set forth below:

                                                                        Votes          Votes          Votes            Broker
                                                                         For          Against       Abstained        Non-Votes
                                                                         ---          -------       ---------        ---------
Amendment to Articles of Incorporation                                10,008,737     1,265,782          9,100             0
Adoption of Stock Incentive Plan                                      10,067,665     1,204,854         10,100             0
Adoption of Management Settlement Stock Incentive Plan                10,066,515     1,206,704         10,400             0
Adoption of Amended and Restated By-laws                              10,751,353       523,166          9,100             0

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
Number                                                   Description
--------           -------------------------------------------------------------------------------------------------
10.1(b)            First Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2001, by and between the registrant, Catalina International Limited, Ring Limited, Sun Trust Bank
                   and certain other lenders named therein.
10.24(d)           License Agreement by and between Westinghouse Electric Corporation and the registrant, effective as of October 1, 2001.
10.36              Loan Agreement, dated as of December 3, 2001, by and between Congress Financial
                   Corporation (Canada) and Catalina Lighting Canada, (1992) Inc. / Lumieres Catalina
                   Canada, (1992) Inc.

(b)  Reports on Form 8-K.

None.

                               *   *   *   *   *

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATALINA LIGHTING, INC.



                                               /s/ Eric Bescoby
                                          -------------------------------
                                          Eric Bescoby
                                          Chief Executive Officer




                                               /s/ Lynn Skillen
                                          -------------------------------
                                          Lynn Skillen
                                          Chief Financial Officer
                                          (Chief Accounting Officer)


Date: February 14, 2002

                               INDEX TO EXHIBITS


Exhibit
Number                                                        Description
--------               -----------------------------------------------------------------------------------------
10.1(b)                First Amendment to Third Amended and Restated Credit Agreement, dated as of November 27,
                       2001, by and between the registrant, Catalina International Limited, Ring Limited,
                       Sun Trust Bank and certain other lenders named therein.

10.24(d)               License Agreement by and between Westinghouse Electric Corporation and the registrant, effective as of October 1, 2001.
10.36                  Loan Agreement, dated as of December 3, 2001, by and between Congress Financial
                       Corporation (Canada) and Catalina Lighting Canada, (1992) Inc. / Lumieres Catalina
                       Canada, (1992) Inc.