Form 10-Q
period 2002-03-31
CATALINA LIGHTING INC
filed 2002-05-07
CIK 822665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

  (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of the close of business on May 3, 2002 was 3,175,649, which reflects the one-for-five reverse stock split effective April 8, 2002.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                     INDEX



PART I   FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                  --------
     ITEM 1 - Financial Statements:

          Condensed Consolidated Balance Sheets -
          March 31, 2002 and September 30, 2001...................................    1

          Condensed Consolidated Statements of Operations -
          Three and six months ended March 31, 2002 and 2001......................    3

          Condensed Consolidated Statements of Cash Flows -
          Six months ended March 31, 2002 and 2001................................    4

          Notes to Condensed Consolidated Financial Statements....................    5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................   13

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk..........   23

PART II  OTHER INFORMATION

     ITEM 1 - Legal Proceedings...................................................   24

     ITEM 4 - Submission of Matters to a Vote of Security Holders.................   24

     ITEM 6 - Exhibits and Reports on Form 8-K....................................   24

     Signatures...................................................................   25

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                             March 31,                September 30,
                           Assets                                              2002                       2001
                           ------                                      -------------------         ------------------
                                                                           (Unaudited)                      *
Current assets
      Cash and cash equivalents                                         $            2,063          $           4,613
      Restricted cash equivalents and short-term investments                         1,072                      1,066
      Accounts receivable, net of allowance for doubtful
       accounts of $618 and $1,423, respectively                                    29,556                     27,761
      Inventories                                                                   33,666                     37,425
      Property and equipment held for sale                                           7,220                          -
      Other current assets                                                           5,531                      5,114
                                                                       -------------------         ------------------

             Total current assets                                                   79,108                     75,979

Property and equipment, net                                                         19,586                     30,227
Goodwill, net                                                                       27,459                     28,812
Other assets                                                                        11,038                     11,079
                                                                       -------------------         ------------------
              Total assets                                              $          137,191          $         146,097
                                                                       ===================         ==================

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements. (Continued on Page 2)

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (continued)
                       (In thousands, except share data)

                                                                            March 31,              September 30,
            Liabilities and Stockholders' Equity                              2002                    2001
            ------------------------------------                     --------------------      ------------------
                                                                          (Unaudited)                   *
Current liabilities
     Accounts payable                                                  $           25,583        $         27,586
     Revolving credit facilities                                                    4,492                   7,078
     Term loans                                                                     5,209                     818
     Bonds payable related to assets held for sale                                  5,100                     900
     Current maturities of other long-term debt                                       624                     878
     Other current liabilities                                                     11,659                  12,466
                                                                     --------------------      ------------------

         Total current liabilities                                                 52,667                  49,726

      Revolving credit facilities                                                  14,126                  16,366
      Term loans                                                                   18,286                  23,479
      Subordinated notes                                                            6,958                   6,110
      Bonds payable                                                                     -                   4,200
      Other long-term debt                                                            809                   1,085
      Other liabilities                                                             5,286                   5,926
                                                                     --------------------      ------------------

          Total liabilities                                                        98,132                 106,892
                                                                     --------------------      ------------------

Minority interest                                                                   1,038                   1,073
                                                                     --------------------      ------------------

Commitments and Contingencies                                                           -                       -

Stockholders' equity
     Preferred stock, $.01 par value
         authorized 1,000,000 shares; none issued
     Common stock, $.01 par value                                                     165                     165
         authorized 100,000,000 shares; issued and outstanding
         16,520,179 shares
     Additional paid-in capital                                                    34,534                  34,279
     Retained earnings                                                              6,904                   6,764
     Accumulated other comprehensive loss                                          (1,121)                   (615)
     Treasury stock, at cost, 641,932 shares                                       (2,461)                 (2,461)
                                                                     --------------------      ------------------

           Total stockholders' equity                                              38,021                  38,132
                                                                     --------------------      ------------------

                                                                       $          137,191        $        146,097
                                                                     ====================      ==================

* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                              Three Months Ended                 Six Months Ended
                                                                   March 31,                         March 31,
                                                          ---------------------------       ---------------------------
                                                             2002            2001              2002            2001
                                                          ----------      -----------       ----------      -----------
Net sales                                                 $   53,958      $    55,789       $  110,112      $   120,397
Cost of sales                                                 42,041           47,803           88,208          102,227
                                                          ----------      -----------       ----------      -----------
Gross profit                                                  11,917            7,986           21,904           18,170

Selling, general and administrative expenses                   8,338           10,175           16,618           20,768
                                                          ----------      -----------       ----------      -----------
Operating income (loss)                                        3,579           (2,189)           5,286           (2,598)
                                                          ----------      -----------       ----------      -----------

Other expenses:
   Interest expense                                           (1,915)          (1,816)          (3,852)          (3,406)
   Write-down of assets held for sale                         (1,098)               -           (1,098)               -
   Other income (expenses)                                       (69)            (133)            (127)            (315)
                                                          ----------      -----------       ----------      -----------
Total other income (expenses)                                 (3,082)          (1,949)          (5,077)          (3,721)
                                                          ----------      -----------       ----------      -----------
Income (loss) before income taxes                                497           (4,138)             209           (6,319)

Income tax expense (benefit)                                     161             (770)              69           (1,052)
                                                          ----------      -----------       ----------      -----------
Net income (loss)                                         $      336      $    (3,368)      $      140      $    (5,267)
                                                          ==========      ===========       ==========      ===========
Weighted average number of
  shares outstanding
         Basic                                                 3,176            1,472            3,176            1,472
         Diluted                                               4,496            1,472            4,418            1,472

Earnings (loss) per share
         Basic                                            $     0.11      $     (2.29)      $     0.04      $     (3.58)
         Diluted                                          $     0.07      $     (2.29)      $     0.03      $     (3.58)

See accompanying notes to condensed consolidated financial statements.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                   Six Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                   2002        2001
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $    140    $ (5,267)
  Write-down of assets held for sale                                1,098
  Adjustments for non-cash items                                    3,358       2,051
  Change in assets and liabilities                                 (1,364)      8,646
                                                                 --------    --------
  Net cash provided by operating activities                         3,232       5,430
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (312)     (3,842)
  Proceeds from sale of property and equipment                        702          90
  Purchase of minority interest                                         -      (1,029)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                           (4)       (201)
                                                                 --------    --------
  Net cash provided by (used in) investing activities                 386      (4,982)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from other long-term debt                                    -         323
  Payments on other long-term debt                                   (509)       (800)
  Proceeds from revolving credit facilities                        19,391      25,776
  Payments on revolving credit facilities                         (24,114)    (23,412)
  Payments on term loans                                             (404)     (2,459)
  Sinking fund redemption payments on bonds payable                  (450)       (450)
                                                                 --------    --------
  Net cash used in financing activities                            (6,086)     (1,022)
                                                                 --------    --------

  Effect of exchange rate changes on cash                             (82)        (10)
                                                                 --------    --------

  Net (decrease) in cash and cash equivalents                      (2,550)       (584)
  Cash and cash equivalents at beginning of period                  4,613       2,309
                                                                 --------    --------
  Cash and cash equivalents at end of period                     $  2,063    $  1,725
                                                                 ========    ========

                      Supplemental Cash Flow Information

                                        Six Months Ended
                                             March 31,
                                      --------------------
                                        2002        2001
                                      --------    --------
                                         (In thousands)
               Cash paid for:
                Interest              $  2,287    $  2,807
                Income taxes          $     60    $  1,498

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

     In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months and six months ended March 31, 2002 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Accounts Receivable
-------------------

     The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $10,692,000 and $10,442,000 at March 31, 2002 and September 30, 2001, respectively.

Comprehensive Loss
-------------------

   Comprehensive income (loss) consisted of the following:

                                            Three Months Ended March 31,     Six Months Ended March 31,
                                            ----------------------------     --------------------------
                                              2002               2001          2002             2001
                                            ----------        ----------     ----------      ----------
                                                    (In thousands)                 (In thousands)
Net income (loss)                           $      336        $   (3,368)    $      140      $   (5,267)
Foreign currency translation loss                 (407)             (972)          (645)           (735)
Change in unrealized loss on derivative
   instrument, net of taxes                        120              (192)           139             (52)
                                            ----------        ----------     ----------      ----------
   Total comprehensive income (loss)        $       49        $   (4,532)    $     (366)     $   (6,054)
                                            ==========        ==========     ==========      ==========

New Accounting Pronouncements
-----------------------------

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations", and Statement of Financial Accounting No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows for the six months ended March 31, 2002.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company will adopt SFAS 142 on October 1, 2002. As of April 2002, the Company had not assessed the impact of adopting SFAS 142.

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

2.   Inventories

     Inventories consisted of the following:

                               March 31,     September 30,
                                 2002            2001
                               ---------     -------------
                                     (In thousands)

       Raw materials           $   2,932     $       2,869
       Work-in-progress              752               892
       Finished goods             29,982            33,664
                               ---------     -------------
       Total inventories       $  33,666     $      37,425
                               =========     =============

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

3.   Property and Equipment Held for Sale

     During the three months ended March 31, 2002, the Company began actively marketing for sale its underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the building and substantially all of the equipment in the distribution center were sold to a third party, resulting in a loss on sale of $1.1 million. This loss is reflected in the March 31, 2002 financial statements as a write-down of assets held for sale. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down the Company's term loans.

4.   Common Stock and Stock Warrants

     Effective April 8, 2002, the Company announced a one-for-five reverse stock split. As a result, the number of shares of the Company's common stock authorized, and issued and outstanding, decreased from 100,000,000 to 20,000,000, and from 16,520,179 to 3,304,036, respectively. Earnings per share in the financial statements reflect the reverse stock split for all periods presented.

     On January 11, 2002, the Company entered into a three-year consulting agreement with a related party, who is an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 322,000 (pre-reverse split) shares of the Company's common stock with an exercise price of $.44 per share (pre-reverse split) which was the market value on the date of grant. Half of the warrants vest on January 24, 2003 and the remainder vest one year later. However, if the Company terminates the consulting agreement without cause, the warrant becomes fully exercisable on the date of such termination.

     Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the note. The note holders are also entitled to additional warrants to purchase shares of common stock at $.01 per share (pre-reverse split) for the quarters during which interest on the notes is not paid in cash. Interest was not paid on the notes for the six months ended March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 345,306 (pre-reverse split) shares of common stock. The Company will be required to issue additional warrants for up to 561,883 (pre-reverse split) shares of common stock if interest payments do not commence until March 31, 2003.

5.   Revolving Credit Facility

     The Company has a $75 million credit facility which funded the Company's acquisition of Ring Limited (formerly known as Ring plc) ("Ring") and provides funds through revolving facilities for the Company's U.S. and U.K. operations. The credit facility agreement requires that the Company meet certain financial covenants and minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002.

     The Company was in compliance with the financial covenants of its credit facility for the quarter ended March 31, 2002. Based upon its current assessment of market conditions for its business and its projections for the remainder of its 2002 fiscal year, the Company expects to be in compliance with the credit facility's financial covenants for the June 30, 2002 and subsequent quarters.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

6.   Segment Information

     Information on operating segments and a reconciliation to income (loss) before income taxes for the three and six months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                     Three Months Ended March 31,
                           ---------------------------------------------------------------------------
Net Sales                                    2002                                   2001
   by Operating Segment:   ------------------------------------   ------------------------------------
                              External                               External
                             Customers    Intersegment  Total       Customers    Intersegment  Total
                           ------------------------------------   ------------------------------------
United States                 $ 14,910      $     97   $ 15,007      $ 15,924      $    276   $ 16,200
China                            4,054        15,981     20,035         5,403        17,089     22,492
United Kingdom                  27,999             -     27,999        27,764             -     27,764
Other segments                   6,995            52      7,047         6,698           185      6,883
Eliminations                         -       (16,130)   (16,130)            -       (17,550)   (17,550)
                           ------------------------------------    -----------------------------------
                              $ 53,958      $      -   $ 53,958      $ 55,789      $      -   $ 55,789
                           ====================================    ===================================

                                                     Six Months Ended March 31,
                           ---------------------------------------------------------------------------
                                               2002                                   2001
                           ------------------------------------    -----------------------------------
                              External                                External
                             Customers    Intersegment   Total       Customers   Intersegment   Total
                           ------------------------------------    -----------------------------------
United States                 $ 28,816      $    198   $ 29,014      $ 35,180      $    410   $ 35,590
China                            9,721        32,502     42,223        13,274        40,236     53,510
United Kingdom                  57,984             -     57,984        56,038             -     56,038
Other segments                  13,591            63     13,654        15,905           275     16,180
Eliminations                         -       (32,763)   (32,763)            -       (40,921)   (40,921)
                           ------------------------------------    -----------------------------------
                              $110,112      $      -   $110,112      $120,397      $      -   $120,397
                           ====================================    ===================================

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Net Sales by Location                          Three Months Ended                       Six Months Ended
   of External Customers:                           March 31,                               March 31,
                                          -------------------------              ------------------------------
                                             2002            2001                   2002               2001
                                          ------------ ------------              ----------       -------------
United States                              $15,038          $16,130              $ 29,093           $ 35,393
United Kingdom                              27,471           26,374                56,982             53,778
Canada                                       6,071            5,944                11,779             13,994
Other countries                              5,378            7,341                12,258             17,232
                                           -------          -------              --------           --------
                                           $53,958          $55,789              $110,112           $120,397
                                           =======          =======              ========           ========

Segment Contribution (Loss):                  Three Months Ended                       Six Months Ended
                                                   March 31,                                March 31,
                                           -------------------------             ----------------------------
                                             2002             2001                  2002              2001
                                           -----------    ----------             ----------       -----------
United States                              $  (495)         $  (882)             $      5           $ (1,394)
China                                        1,278              987                 2,288              3,034
United Kingdom                               1,823           (1,418)                2,192             (2,500)
Other segments                                 739             (269)                1,005               (400)
                                           -------          -------              --------           --------
  Subtotal for segments                      3,345           (1,582)                5,490             (1,260)
Parent/administrative expenses              (2,848)          (2,556)               (5,281)            (5,059)
                                           -------          -------              --------           --------
  Income (loss) before income taxes        $   497          $(4,138)             $    209           $ (6,319)
                                           =======          =======              ========           ========

Interest Expense (Income) (1):                 Three Months Ended                      Six Months Ended
                                                    March 31,                              March 31,
                                           --------------------------            -----------------------------
                                             2002            2001                   2002               2001
                                           -----------   -------------           ------------       ----------
United States                              $  (101)         $  (111)             $   (177)           $   (213)
China                                           (5)             (33)                  (14)               (113)
United Kingdom                                 961            1,300                 2,087               2,502
Other segments                                  71              103                   135                 243
                                           -------          -------              --------            --------
  Subtotal for segments                        926            1,259                 2,031               2,419
Parent interest expense                        989              557                 1,821                 987
                                           -------          -------              --------            --------
  Total interest expense                   $ 1,915          $ 1,816               $ 3,852            $  3,406
                                           -------          -------              --------            --------


          Total Assets (2):             March 31,         September 30,
                                          2002                2001
                                        ---------           ---------
          United States                 $ 49,774            $ 51,550
          China                           41,998              45,920
          United Kingdom                  67,780              68,368
          Other segments                  10,329               8,836
          Eliminations                   (32,690)            (28,577)
                                        --------            --------
            Total assets                $137,191            $146,097
                                        ========            ========

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

          Long-Lived Assets (3):
                                               March 31,    September 30,
                                                  2002           2001
                                              ------------ --------------
          United States                         $ 2,206        $10,891
          China                                  14,464         15,329
          United Kingdom                          2,827          3,910
          Other segments                             89             97
                                                -------        -------
            Total long-lived assets             $19,586        $30,227
                                                =======        =======

          Expenditures for Additions to Long-Lived Assets:

                                                Six Months Ended March 31,
                                                ------------------------
                                                 2002              2001
                                                ---------       --------
          United States                         $    10          $    65
          China                                     117            3,499
          United Kingdom                            169              265
          Other segments                             16               13
                                                -------          -------
            Total expenditures                  $   312          $ 3,842
                                                -------          -------


     (1) The interest expense shown for each segment includes interest charged or earned on inter-segment advances.

     (2)  Total assets for United States include parent/administrative assets.


Major Customers
---------------

     During the three months ended March 31, 2002 and 2001, one customer (included in the United Kingdom operations) accounted for 18.2% and 17.8%, respectively, of the Company's consolidated net sales. One additional customer (included in the United States and other operations) accounted for 15.0% of the Company's consolidated net sales for the three months ended March 31, 2002, compared to 12.7% during the same period in 2001. The Company's top five customers accounted for 51.6% and 47.3% of consolidated net sales during the three months ended March 31, 2002 and 2001, respectively.

     During the six months ended March 31, 2002 and 2001, one customer (included in the United Kingdom operations) accounted for 18.7% and 17.1%, respectively, of the Company's consolidated net sales. One additional customer (included in the United States and other operations) accounted for 13.7% of the Company's consolidated net sales for the six months ended March 31, 2002, compared to 12.2% during the same period in 2001. The Company's top five customers accounted for 48.9% and 47.3% of consolidated net sales during the six months ended March 31, 2002 and 2001, respectively.

7.  Commitments and Contingencies

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

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Originally, subject to the minimum sales conditions discussed below, the agreement would terminate on September 30, 2002, with the Company having options to extend the agreement for two additional five-year terms. Either party had the right to terminate the agreement if the Company did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Effective as of October 1, 2001, the Company and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates the Company's option to extend the license
agreement upon the agreement's expiration on September 30, 2002.   Net sales of
Westinghouse branded products amounted to $5.8 million and $8.3 million for the six months ended March 31, 2002 and 2001, respectively. Management does not believe that the loss of the Westinghouse license will have a material effect on the Company's financial condition or results of operations.

Litigation
----------

     During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The Company maintains primary product liability insurance coverage of $1 million per occurrence and $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires the Company to self-insure for up to $10,000 per incident. Based on experience, the Company has accrued $304,000 for this contingency as of March 31, 2002. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

     On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, the Company requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against the Company and its customer on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. The Company has appealed the judgment entered by the Court and has posted a surety bond in the amount of $1.8 million for the appeal (for which the Company posted $1.5 million in cash collateral). Based upon advice of counsel, the Company believes that it ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying March 31, 2002 Condensed Consolidated Financial Statements for this matter. In March 2002, the U.S. Court of Appeals for the Eleventh Circuit heard oral arguments regarding the case. The decision of the U.S. Court of Appeals is currently pending.

Kmart Bankruptcy
----------------

     On January 22, 2002, Kmart Corporation filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois. The Company's sales to Kmart amounted to $10.7 million for the year ended September 30, 2001 and $1.3 million and $4.6 million for the six months ended March 31, 2002 and 2001, respectively. The Company has no outstanding receivables from Kmart for the period prior to January 22, 2002, and has resumed shipments subsequent to the bankruptcy filing. The Company is continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart.

Pension Plan
------------

  Ring has a defined benefit pension plan which covers 22 current employees and approximately 750 members formerly associated with Ring. The plan is administered externally, and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company reviews the plan on a periodic basis, and in the future it may determine to continue the plan or terminate the plan. If the Company were to terminate the plan, it is anticipated that this would require accelerated payments based on the "Minimum Funding Requirement " ("MFR") shortfall. The most recent estimate as of March 2002 placed the MFR shortfall at approximately $3.2 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers.

                   CATALINA LIGHTING, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Based on current information, it appears that this change is not likely to occur before April 2003. Should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules could be significantly greater than the current $3.2 million deficit under the MFR method.

IRS Audit
---------

     The Internal Revenue Service has started its field work in its examination of the Company's 1999 tax return. To date, no adjustments have been proposed. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

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

     In the following comparison of the results of operations, the three and six months ended March 31, 2002 and 2001 are referred to as "Q2 2002" and "YTD 2002", respectively, and "Q2 2001" and "YTD 2001", respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at March 31, 2002.

Comparison of Three Months Ended March 31, 2002 and 2001

Consolidated Results

     We had operating income of $3.6 million in Q2 2002 compared to an operating loss of $2.2 million in Q2 2001. The $5.8 million operating income improvement primarily resulted from an increase in gross profit combined with a significant decrease in selling, general and administrative expenses ("SG&A"). These improvements resulted in net income of $336,000, or $.07 per diluted share, in Q2 2002, compared to a net loss of $3.4 million, or $2.29 per diluted share, in Q2 2001. Included in Q2 2002 is a $1.1 million write-down on property held for sale.

     Net sales for Q2 2002 were $54.0 million, a $1.8 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States and Continental Europe. Shipments to Kmart during the quarter were $1.2 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002. We are continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart. Continued weakness in the economy and other competitive factors also continue to affect order volume with other North American customers. See "Results by Segment" for further discussion.

     Portable lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 29%, 52%, 14% and 5% of net sales in Q2 2002 compared to 37%, 44%, 14% and 5% in Q2 2001. In Q2 2002 and Q2 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $9.8 million (18%) and $9.9 million (18%), respectively, of our net sales. In Q2 2002 and Q2 2001, Home Depot accounted for $8.1 million (15%) and $7.1 million (13%), respectively, of our net sales. Sales made from warehouses constituted 65% of our net sales in Q2 2002, up from 63% in Q2 2001.

     Gross profit in total dollars increased from $8.0 million in Q2 2001 to $11.9 million in Q2 2002. Gross profit as a percentage of sales increased from 14.3% in 2001 to 22.1% in Q2 2002. The increase in gross profit as a percentage of sales is attributable primarily to decreased warehousing costs, product development costs and freight costs as well as a more favorable product mix resulting from new product introductions.

     SG&A for Q2 2002 was $8.3 million, a decrease of $1.8 million from the same period in the prior year. The decrease in SG&A is a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included payroll and related expenses in the U.S. ($546,000), the United Kingdom ($384,000), and Hong Kong ($175,000), travel and entertainment ($264,000), partially offset by employee related severance ($221,000). See "Results by Segment" for further discussion.

     Interest expense was $1.9 million in Q2 2002 compared to $1.8 million in Q2 2001. The increased expense is primarily attributable to the amortization of debt discount and financing costs associated with the subordinated notes issued in July 2001 ($360,000 of non-cash charges), partially offset by lower average outstanding borrowings.

     Other expenses of $69,000 for Q2 2002 consisted primarily of a net foreign currency loss ($142,000), dividends on Ring convertible preference stock ($42,000), equity in loss of unconsolidated joint ventures ($44,000), partially reduced by interest income ($18,000), and a gain on sale of property in the United Kingdom ($138,000). Other expenses of $133,000 in Q2 2001 consisted primarily of net foreign currency loss ($148,000), dividends on Ring convertible preference stock ($42,000), equity in loss of unconsolidated joint venture ($8,000), partially offset by interest income ($48,000) and miscellaneous income ($17,000).

     During the three months ended March 31, 2002, the Company began actively marketing for sale its underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the building and substantially all of the equipment in the distribution center were sold to a third party, resulting in a loss on sale of $1.1 million. This loss is reflected in the March 31, 2002 financial statements as a write-down of assets held for sale. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down the Company's term loans.

     The effective income tax rates for Q2 2002 and Q2 2001 were 32.4% and 18.6%, respectively. The lower effective tax rate for Q2 2001 is attributable to significant losses, primarily in foreign jurisdictions, for which no benefit could be recorded. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with the 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

     See Note 4 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

     Catalina Industries had a segment loss in Q2 2002 of $495,000 as compared to a segment loss of $882,000 in Q2 2001. The increase in segment contribution in Q2 2002 is primarily attributable to decreased SG&A and other operating costs, partially offset by the $1.1 million impairment loss on assets held for sale.

     Sales by Catalina Industries to external customers were $14.9 million in Q2 2002, a decrease of $1.0 million from Q2 2001. Sales to Home Depot were $7.2 million, or $1.6 million more than in Q2 2001, while sales to the office superstores (Office Depot and Staples), WalMart and Kmart decreased by $1.2 million, $734,000 and $1.2 million, respectively. In Q2 2002, Home Depot, WalMart, Lowes, Staples and Kmart accounted for 48%, 15%, 7%, 4% and 4%, respectively, of Catalina Industries' net sales and in Q2 2001, 35%, 19%, 4%, 4%, and 11%, respectively.

     Gross profit for Catalina Industries was $2.0 million in Q2 2002 compared to $1.0 million in 2001. Gross profit as a percentage of net sales increased from 6.2% in Q2 2001 to 13.2% in Q2 2002. The increase in gross profit as a percentage of net sales is primarily attributable to changes in our customer mix, as well as reduced product development expenses and warehousing costs.

     Presently, most major U.S. customers (including Home Depot, Staples, Lowes, Kmart and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Catalina Industries serves these customers by placing orders directly with our factory in China and with other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 17.8% for the current quarter. This percentage decline represents a significant reduction in orders flowing through the Tupelo warehouse. As a result of this decline in warehouse business, the Company began actively marketing the Tupelo warehouse for sale in Q2 2002. On May 6, 2002, the building and substantially all the equipment in the building was sold to a third party, resulting in a loss on sale of $1.1 million. This loss is reflected in the March 31, 2002 financial statements as a write-down of assets held for sale.

     SG&A decreased from $2.0 million in Q2 2001 to $1.5 million in Q2 2002. This decrease reflects reduced salary and related costs, travel and entertainment, merchandising and tradeshow costs, partially offset by employee severance costs.

Go-Gro (China)

     Go-Gro's segment contribution in Q2 2002 was $1.3 million, compared to $987,000 in Q2 2001.

     Go-Gro's sales for Q2 2002 were $20.0 million, a decrease of $2.5 million from the $22.5 million generated in Q2 2001. Sales of products manufactured by Go-Gro in Q2 2002 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $1.3 million, to $10.7 million. Third-party and intercompany sales by Go-Gro in Q2 2002 were $4.1 million and $15.9 million, respectively, while the comparable sales amounts for Q2 2001 were $5.4 million and $17.1 million, respectively. The decline in the intercompany sales in Q2 2002 primarily reflects the lower overall sales to Catalina Industries attributable to a decline in Catalina Industries' U.S. business. Sales to one third-party customer were $1.7 million in Q2 2002 and $2.0 million in Q2 2001.

     SG&A decreased from $1.9 million in Q2 2001 to $1.4 million in Q2 2002, primarily as a result of lower payroll and related costs, lower travel and entertainment and lower third party management fees, partially offset by increased bad debt expense.

Ring Limited (United Kingdom)

     Ring's segment contribution for Q2 2002 was $1.8 compared to a loss of $1.4 million in Q2 2001.

     Net sales and gross profit for Q2 2002 were $28.0 million and $5.7 million, respectively, as compared to $27.8 million and $3.3 million, respectively, for the same period of 2001. While net sales in Q2 2002 were relatively consistent with Q2 2001, gross profit percentage increased to 20.4% in Q2 2002 compared to 11.9%, primarily as a result of a change in product mix, reduced freight charges and lower warehousing costs as a result of personnel reductions.

     SG&A was $3.0 million in Q2 2002 compared to $3.4 million in Q2 2001. The decrease is primarily related to lower salary and related costs.

Comparison of Six Months Ended March 31, 2002 and 2001

Consolidated Results

     We had operating income of $5.3 million in YTD 2002 compared to an operating loss of $2.6 million in YTD 2001. The $7.9 million operating income improvement primarily resulted from an improvement in gross profit and a significant decrease in SG&A. The expense reduction and improvement in operating income resulted in net income of $140,000, or $.03 per diluted share, in YTD 2002 compared to a net loss of $5.3 million, or $3.58 per diluted share, in YTD 2001. Included in YTD 2002 is a $1.1 million write-down of assets held for sale.


     Net sales for YTD 2002 were $110.1 million, a $10.3 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States, Continental Europe and Canada. Shipments to Kmart during the six months were $3.2 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002. We are continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart. Continued weakness in the economy and other competitive factors also continue to affect order volume with other North American customers. See "Results by Segment" for further discussion.

     Portable lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 31%, 49%, 15% and 5% of net sales in YTD 2002 compared to 38%, 45%, 12% and 5% in YTD 2001. In YTD 2002 and YTD 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $20.6 million (19%) and $20.6 million (17%), respectively, of our net sales. In YTD 2002 and YTD 2001, Home Depot accounted for $15.1 million (14%) and $14.7 million (12%), respectively, of our net sales. Sales made from warehouses constituted 65% of our net sales in YTD 2002, up from 59% in YTD 2001.

     Gross profit in total dollars increased from $18.1 million in YTD 2001 to $21.9 million in YTD 2002, and gross profit as a percentage of sales increased from 15.1% in 2001 to 19.9% in YTD 2002. The increase in gross profit as a percentage of sales is attributable primarily to changes in our customer mix as well as decreased warehousing and product development costs as a result of our initiatives to lower operating costs.

     SG&A for YTD 2002 was $16.6 million, a decrease of $4.2 million from the same period in the prior year. The decrease in SG&A is a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included payroll and related expenses in the U.S. ($1.2 million), the United Kingdom ($756,000), and Hong Kong ($248,000), travel and entertainment ($427,000), merchandising and displays ($190,000), bad debt and VAT tax provisions ($769,000), proceeds from insurance claim, net of expenses incurred ($224,000), partially offset by employee related severance ($284,000) and management fees ($250,000). See "Results by Segment" for further discussion.

     Interest expense was $3.9 million in YTD 2002 compared to $3.4 million in YTD 2001. The increased expense is primarily attributable to the amortization of debt discount and financing costs associated with the subordinated notes issued in July 2001 ($617,000 of non-cash charges), partially offset by lower average outstanding borrowings.

     Other expenses of $127,000 for YTD 2002 consisted primarily of a net foreign currency loss ($211,000), dividends on Ring convertible preference stock ($87,000), equity in loss of unconsolidated joint ventures ($135,000), partially reduced by a gain on sale of Ring property ($138,000) and interest income ($109,000) and other miscellaneous income ($62,000). Other expenses of $315,000 in YTD 2001 consisted primarily of net foreign currency loss ($298,000), dividends on Ring convertible preference stock ($86,000) and equity in loss of unconsolidated joint ventures ($54,000), partially offset by interest income ($128,000).

     The effective income tax rates for YTD 2002 and YTD 2001 were 33.0% and 16.6%, respectively. The lower effective tax rate for YTD 2001 is attributable to significant losses, primarily in foreign jurisdictions, for which no benefit could be recorded. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with the 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

     See Note 6 of Notes to Consolidated Condensed Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

     Catalina Industries had a segment profit in YTD 2002 of $5,000 as compared to a segment loss of $1.4 million in YTD 2001. The increase in segment contribution in YTD 2002 is primarily attributable to an improvement in gross profit and decreased SG&A and other operating costs.

     Sales by Catalina Industries to external customers were $28.9 million in YTD 2002, a decrease of $6.4 million from YTD 2001. Sales to Home Depot were $13.4 million or $3.1 million more than in YTD 2001, while sales to WalMart, Kmart and the office superstores (Office Depot and Staples) decreased by $3.9 million, $3.2 million and $1.5 million, respectively. In YTD 2002, Home Depot, WalMart, Staples, Lowes and Kmart accounted for 47%, 10%, 7%, 7%, and 5%, respectively, of Catalina Industries' net sales and in YTD 2001, 29%, 19%, 5%, 6% and 13%, respectively.

     Gross profit for Catalina Industries was $3.8 million in YTD 2002 compared to $2.5 million in 2001. Gross profit as a percentage of net sales increased from 7.1% in YTD 2001 to 13.2% in YTD 2002. The increase in gross profit as a percentage of net sales is primarily attributable to changes in our customer mix, as well as reduced product development expenses and warehousing costs .

     Presently, most major U.S. customers (including Home Depot, Staples, Lowes, Kmart and Wal-Mart) purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Catalina Industries serves these customers by placing orders directly with our factory in China and with other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the six-year period commencing fiscal 1995, when the present warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 20.0% for the six months. This percentage decline represents a significant reduction in orders flowing through the Tupelo warehouse. As a result of this decline in warehouse business, the Company began actively marketing the Tupelo warehouse for sale in Q2 2002. On May 6, 2002, the building and substantially all the equipment in the building were sold to a third party, resulting in a loss on sale of $1.1 million. This loss is reflected in the March 31, 2002 financial statements as a write-down on assets held for sale.

     SG&A decreased from $4.2 million in YTD 2001 to $2.9 million in YTD 2002. This decrease reflects reduced salary and related costs, travel and entertainment, merchandising costs, legal and professional fees and bad debt expense.

Go-Gro (China)

     Go-Gro's segment contribution in YTD 2002 was $2.3 million, compared to $3.0 million in YTD 2001.

     Go-Gro's sales for YTD 2002 were $42.2 million, a decrease of $11.3 million from the $53.5 million generated in YTD 2001. Sales of products manufactured by Go-Gro in YTD 2002 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $6.8 million, to $24.0 million. Third-party and intercompany sales by Go-Gro in YTD 2002 were $9.7 million and $32.5 million, respectively, while the comparable sales amounts for YTD 2001 were $13.3 million and $40.2 million, respectively. The decline in the intercompany sales in YTD 2002 primarily reflects the lower overall sales to Catalina Industries and Catalina Canada attributable to a decline in U.S. and Canadian business. Sales to one third-party customer were $3.6 million in YTD 2002 and $5.8 million in YTD 2001.

     SG&A decreased from $3.8 million in YTD 2001 to $3.0 million in YTD 2002, primarily as a result of lower payroll and related costs, travel and entertainment and lower third-party management fees and lower bank charges.

Ring Limited (United Kingdom)

     Ring's segment contribution for YTD 2002 was $2.2 million compared to a loss of $2.5 million in YTD 2001.

     Net sales and gross profit for YTD 2002 were $58.0 million and $10.2 million, respectively, as compared to $56.0 million and $6.8 million, respectively, for the same period of 2001. The increase in net sales is primarily attributable to growth in Ring's automotive division. Gross profit percentage increased to 17.7% in YTD 2002 compared to 12.1% for the same period in 2001, primarily as a result of a change in product mix, reduced freight charges and lower warehousing costs as a result of personnel reductions.

     SG&A was $6.0 million in YTD 2002 compared to $6.7 million in YTD 2001. The decrease is primarily related to lower salary and related costs.

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

Cash Flows and Financial Condition

     We used funds generated from operations of $3.2 million, proceeds from the sale of property and cash on hand to pay down debt of $6.1 million and make capital investment of $312,000. Availability under our revolving credit facility increased from $7.9 million at September 30, 2001 to $12.9 million at March 31, 2002.

     Accounts receivable balances increased to $29.6 million at March 31, 2002 from $27.8 million at September 30, 2001 primarily as a result of significantly higher sales in the Ring segment during the three months ended March 31, 2002 compared to the three months ended September 30, 2001. Inventory levels at March 31, 2002 were $33.7 million, as compared to $37.4 million at September 30, 2001, due to our focus on lowering our inventories in each of our principal business segments.

     Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $10,692,000 and $10,442,000 at March 31, 2002 and September 30, 2001, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

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

     As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amendment to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The effective rate on the facility was 9.4% at March 31, 2002. Under the amended facility, we are required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating approximately (i) $200,000 on each of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; (ii) $750,000 on each of December 31, 2002, March 31, 2003, June 30, 2003, and
September 30, 2003, and; (iii) $20,497,000 on December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 354,136 (pre-reverse split) shares of common stock at a price of $.01 per share (pre-reverse split). The July 23, 2001 amendment to the $75 million credit facility eliminated (as an event of default) a previous requirement of the credit facility that we complete the whitewash procedure. However, if the whitewash procedure was not completed by December 31, 2001, 50 basis points would be added to the facility's effective interest rate. We did not complete the whitewash procedure by December 31, 2001 and, consequently, the effective interest rate on the credit facility increased.

     Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Borrowings, trade letters of credit, bonds and foreign currency forward contracts outstanding under this arrangement amounted to approximately $7.0 million, $4.5 million, $1.0 million and $585,000, respectively, at March 31, 2002.

     Catalina Canada has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar revolving credit loans up to $7 million Canadian dollars in the aggregate. The facility matures in December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus ..5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility's borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

     Go-Gro has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade and stand-by letters of credit and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by Go-Gro's assets and a guarantee issued by us and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is repayable upon demand and is subject to an annual review by the bank. At March 31, 2002, Go-Gro had used none of this line for letters of credit and there were no borrowings. The Hong Kong bank from time to time also requires Go-Gro to maintain additional collateral in the form of cash deposits as security on this facility. At March 31, 2002, such deposits amounted to $328,000.

     The terms of our credit facilities, English law and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. Our $75 million credit facility prohibits loans to Go-Gro from either Ring or our other companies other than normal intercompany payables arising from trade.
This facility permits loans from our U.S. companies to Ring but restricts the flow of funds from Ring to our non-U.K. companies to payments constituting dividends or a return of capital. English laws and the fact that the whitewash procedure is not yet completed also restrict the amount of funds that may be transferred from Ring to our U.S. companies and other subsidiaries. Our Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to us or our U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

     We utilize the revolving portions of our $75 million credit facility to support our operations in the U.S. and U.K. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. Due to an inability to transfer funds from the U.K. to the U.S. until the whitewash procedure is completed, all payments on our term loans must presently be made by U.S. operations. As of April 29, 2002, we had $14.5 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $7.9 million from September 30, 2001.

     Since July 2001, we have significantly reduced our overhead and operating costs in the U.S., U.K. and China through personnel reductions and the elimination of discretionary expenditures. As of March 31, 2002, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and
(ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the remainder of the 2002 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

     We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun transaction which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the note. The note holders are also entitled to additional warrants to purchase shares of common stock at $.01 per share (pre-reverse split) for the quarters during which interest on the notes is not paid in cash. Interest was not paid on the notes for the period July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 473,706 (pre-reverse split) shares of common stock. We will be required to issue additional warrants for up to 561,883 (pre-reverse split) shares of common stock if interest payments do not commence until March 31, 2003.

Ring Preference Shares

     We have accrued approximately $298,000 as of March 31, 2002 for the payment of dividends on Ring's preference shares. Presently Ring does not have sufficient equity under English law to repay these dividends. We will continue to accrue these dividends until such time as Ring generates sufficient profits to allow payment.

Westinghouse License

     On April 26, 1996, we entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments are due quarterly and are based on a percent of the value of our net shipments of Westinghouse branded products, subject to annual minimum net shipments. Originally, subject to the minimum sales conditions discussed below, the agreement would terminate on September 30, 2002, after which we had options to extend the agreement for two additional five-year terms. Either party had the right to terminate the agreement if we did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Effective as of October 1, 2001, we and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates our option to extend the license agreement upon the agreement's expiration on September 30, 2002. Net sales of Westinghouse branded products amounted to $5.8 million and $8.3 million for the six months ended March 31, 2002 and 2001, respectively. We do not believe that the loss of the Westinghouse license will have a material effect on our financial condition or results of operations.

Litigation

     During the past few years, we received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $304,000 for this contingency as of March 31, 2002. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

     On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against one of our major customers. Lamps Plus filed an Answer and Counterclaim against us and our customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We have appealed the judgment entered by the Court and have posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). We believe that we ultimately will not be found liable for patent infringement in this case. Accordingly, no provision for loss has been recorded in the accompanying March 31, 2002 Condensed Consolidated Financial Statements for this matter. In March 2002, the U.S. Court of Appeals for the Eleventh Circuit heard oral arguments regarding the case. The decision of the U.S. Court of Appeals is currently pending.

Other Matters

     Our ability to import products from China at current tariff levels could be materially and adversely affected if the normal trade relations ("NTR", formerly "most favored nation") status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. China's NTR status, coupled with its admission to the World Trade Organization ("WTO"), could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China's WTO membership or NTR status will not change.

     Ring has a defined benefit pension plan which covers 22 current employees and over approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. We are reviewing the future of the plan and believe that in the future we may begin the process of terminating our liability under the plan. We anticipate that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement" ("MFR") shortfall. The most recent estimate as of March 31, 2002 placed the MFR shortfall at approximately $3.2 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should we not terminate our U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.2 million deficit under the MFR method.

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

Impact of New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows for the three months or six months ended March 31, 2001.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of April 2002, we have not assessed the impact of adopting SFAS 142.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our market risk exposure during the six months ended March 31, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 24, 2001.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 24, 2001, we reported that we have appealed a judgment of $1.6 million for damages and interest thereon that was entered by the U.S. District Court for the Southern District of Florida in June 2001 in connection with a patent infringement counterclaim filed against us in Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200. As we reported, we have posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In March 2002, the U.S. Court of Appeals for the Eleventh Circuit heard oral arguments regarding the case. The decision of the U.S. Court of Appeals is currently pending. We believe that we ultimately will not be found liable for patent infringement in this case.

     In addition, during the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $304,000 for this contingency as of March 31, 2002. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

     We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on March 14, 2002. One matter was considered and voted upon at the Annual Meeting: the election of nine persons to serve as directors for a one-year term.

     The nominations of Eric Bescoby, Kevin J. Calhoun, C. Deryl Couch, Michael
H. Kalb, Rodger R. Krouse, Marc J. Leder, George R. Rea, Patrick J. Sullivan and Clarence E. Terry were considered and ultimately approved, by the votes set forth below.

                                                Votes               Votes
                                                 For              Withheld
                                           ---------------    ----------------
               Eric Bescoby                    9,205,284           375,377
               Kevin J. Calhoun                9,204,284           376,377
               C. Deryl  Couch                 9,204,284           376,377
               Michael H. Kalb                 9,557,261            23,400
               Rodger R. Krouse                9,204,684           375,977
               Marc J. Leder                   9,204,684           375,977
               George R. Rea                   9,580,261               400
               Patrick J. Sullivan             9,580,261               400
               Clarence E. Terry               9,204,284           376,377


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
Number                                Description
---------  ---------------------------------------------------------------------
10.32(b) Amendment No. 1 to Consulting and Non-Competition Agreement by and between the registrant and William D. Stewart, effective as of January 1, 2002.
10.37 Warrant to Purchase Shares of Common Stock by the registrant in favor of Robert H. Patterson, dated January 24, 2002.

(b)  Reports on Form 8-K.

None.

                               *   *   *   *   *

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CATALINA LIGHTING, INC.



                                           /s/ Eric Bescoby
                                           ------------------------------
                                           Eric Bescoby
                                           Chief Executive Officer




                                           /s/ Lynn Skillen
                                           ------------------------------
                                           Lynn Skillen
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

Date:  May 6, 2002

                               INDEX TO EXHIBITS

Exhibit
Number                                 Description
---------  ---------------------------------------------------------------------
10.32(b) Amendment No. 1 to Consulting and Non-Competition Agreement by and between the registrant and William D. Stewart, effective as of January 1, 2002.
10.37 Warrant to Purchase Shares of Common Stock by the registrant in favor of Robert H. Patterson, dated January 24, 2002.