Form 10-Q
period 2002-06-30
CATALINA LIGHTING INC
filed 2002-08-14
CIK 822665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-49881

                             Catalina Lighting, Inc.
             (Exact Name of Registrant as Specified in Its Charter)



          Florida                                            59-1548266
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

        18191 N.W. 68th Avenue
            Miami, Florida                                       33015
 (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (305) 558-4777

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of the close of business on August 5, 2002 was 4,413,460, which reflects the one-for-five reverse stock split effective April 8, 2002.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                                      INDEX

PART I    FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                       --------

     ITEM 1 - Financial Statements:

          Condensed Consolidated Balance Sheets -
          June 30, 2002 and September 30, 2001.........................................................    1

          Condensed Consolidated Statements of Operations -
          Three and nine months ended June 30, 2002 and 2001...........................................    3

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended June 30, 2002 and 2001.....................................................    4

          Notes to Condensed Consolidated Financial Statements.........................................    5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................................   13

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...............................   23


PART II   OTHER INFORMATION

     ITEM 1 -  Legal Proceedings.......................................................................   24

     ITEM 4 -  Submission of Matters to a Vote of Security Holders.....................................   24

     ITEM 6 -  Exhibits and Reports on Form 8-K........................................................   24

     Signatures........................................................................................   26

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   June 30,          September 30,
                                 Assets                                              2002                 2001
                                 ------                                         ---------------      -------------
                                                                                  (Unaudited)               *
Current assets
      Cash and cash equivalents                                                    $   4,041         $      4,613
      Restricted cash equivalents and short-term investments                               -                1,066
      Accounts receivable, net of allowance for doubtful accounts
         of $600 and $1,423, respectively                                             24,793               27,761
      Inventories                                                                     39,495               37,425
      Other current assets                                                            14,064                5,114
                                                                                ---------------      -------------

             Total current assets                                                     75,238               75,979

Property and equipment, net                                                           18,856               30,227
Goodwill, net                                                                         28,227               28,812
Other assets, net                                                                      8,655               11,079
                                                                                ---------------      -------------
              Total assets                                                         $ 130,976         $    146,097
                                                                                ===============      =============


*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements. (Continued on Page 2)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                        (In thousands, except share data)

                                                                    June 30,           September 30,
           Liabilities and Stockholders' Equity                       2002                 2001
           ------------------------------------                 ---------------      -----------------

                                                                  (Unaudited)               *
Current liabilities
     Accounts payable                                              $    27,994          $   27,586
     Revolving credit facilities                                         2,387               7,078
     Term loans                                                          2,553                 818
     Bonds payable related to assets held for sale                           -                 900
     Current maturities of other long-term debt                            480                 878
     Other current liabilities                                          13,107              12,466
                                                                ---------------      --------------
         Total current liabilities                                      46,521              49,726

      Revolving credit facilities                                       13,615              16,366
      Term loans                                                        18,101              23,479
      Subordinated notes                                                 2,746               6,110
      Bonds payable                                                          -               4,200
      Other long-term debt                                                 748               1,085
      Other liabilities                                                  5,205               5,926
                                                                ---------------      --------------
          Total liabilities                                             86,936             106,892
                                                                ---------------      --------------

Minority interest                                                        1,113               1,073
                                                                ---------------      --------------

Commitments and Contingencies                                                -                   -

Stockholders' equity
     Preferred stock, $.01 par value
         authorized 1,000,000 shares; none issued
     Common stock, $.01 par value                                           44                  33
         authorized 20,000,000 shares; issued and outstanding
         4,413,460 and 3,304,036 shares outstanding
     Additional paid-in capital                                         38,349              34,411
     Retained earnings                                                   6,495               6,764
     Accumulated other comprehensive income (loss)                         500                (615)
     Treasury stock, at cost, 128,387 shares                            (2,461)             (2,461)
                                                                ---------------      --------------
           Total stockholders' equity                                   42,927              38,132
                                                                ---------------      --------------

                                                                   $   130,976          $  146,097
                                                                ===============      ==============


* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                   Three Months Ended                  Nine Months Ended
                                                                        June 30,                            June 30,
                                                                --------------------------        --------------------------
                                                                  2002             2001             2002             2001
                                                                ---------        ---------        ---------        ---------
Net sales                                                       $  53,351        $  60,548        $ 163,463        $ 180,945
Cost of sales                                                      42,920           52,571          131,329          155,095
                                                                ---------        ---------        ---------        ---------
Gross profit                                                       10,431            7,977           32,134           25,850

Selling, general and administrative expenses                        8,121           10,072           24,739           30,840
Litigation settlement                                                 959             (714)             959             (714)
Loss on disposal of warehouse and related equipment                    --               --            1,098               --
                                                                ---------        ---------        ---------        ---------
Operating income (loss)                                             1,351           (1,381)           5,338           (4,276)
                                                                ---------        ---------        ---------        ---------

Other expenses:
   Interest expense                                                (1,899)          (1,729)          (5,751)          (5,135)
   Other income (expenses)                                            (62)              64               12               46
                                                                ---------        ---------        ---------        ---------
Total other income (expenses)                                      (1,961)          (1,665)          (5,739)          (5,089)
                                                                ---------        ---------        ---------        ---------

Income (loss) before income taxes                                    (610)          (3,046)            (401)          (9,365)

Income tax expense (benefit)                                         (201)            (629)            (132)          (1,681)
                                                                ---------        ---------        ---------        ---------
Net income (loss)                                               $    (409)       $  (2,417)       $    (269)       $  (7,684)
                                                                =========        =========        =========        =========

Weighted average number of shares outstanding
         Basic                                                      3,371            1,472            3,241            1,472
         Diluted                                                    3,371            1,472            3,241            1,472

Earnings (loss) per share
         Basic                                                  $   (0.12)       $   (1.64)       $   (0.08)       $   (5.22)
         Diluted                                                $   (0.12)       $   (1.64)       $   (0.08)       $   (5.22)

See accompanying notes to condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                               Nine Months Ended
                                                                                                    June 30,
                                                                                   -----------------------------------------
                                                                                          2002                  2001
                                                                                   -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $              (269)   $           (7,684)
  Loss on disposal of warehouse and related equipment                                            1,098                     -
  Adjustments for non-cash items                                                                 4,981                 3,644
  Change in assets and liabilities                                                               2,613                 9,641
                                                                                   -------------------    ------------------
  Net cash provided by operating activities                                                      8,423                 5,601
                                                                                   -------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                            (599)               (4,204)
  Proceeds from sale of property and equipment                                                   8,454                    95
  Purchase of minority interest                                                                     --                (1,029)
  Increase in Ring acquisition costs                                                                --                  (119)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                                                     1,066                  (144)
                                                                                   -------------------    ------------------
  Net cash provided by (used in) investing activities                                            8,921                (5,401)
                                                                                   -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from other long-term debt                                                                --                   323
  Payments on other long-term debt                                                                (737)               (1,125)
  Payments on bonds payable                                                                     (5,100)                 (900)
  Net proceeds from revolving credit facilities                                                     --                 4,906
  Net payments on revolving credit facilities                                                   (7,619)                   --
  Payments on term loans                                                                        (4,013)               (2,459)
  Sinking fund redemption payments on bonds payable                                               (515)                 (655)
                                                                                   -------------------    ------------------
  Net cash used in financing activities                                                        (17,984)                   90
                                                                                   -------------------    ------------------
  Effect of exchange rate changes on cash                                                           68                    33
                                                                                   -------------------    ------------------
  Net (decrease) and increase in cash and cash equivalents                                        (572)                  323
  Cash and cash equivalents at beginning of period                                               4,613                 2,309
                                                                                   -------------------    ------------------
  Cash and cash equivalents at end of period                                       $             4,041    $            2,632
                                                                                   ===================    ==================


                       Supplemental Cash Flow Information

                                               Nine Months Ended
                                                    June 30,
                                     -----------------------------------
                                           2002                2001
                                     ----------------    ---------------
                                               (In thousands)

             Cash paid for:
              Interest                $     3,248        $       3,738
              Income tax              $       626        $       1,589


On June 14, 2002, the Company entered into a transaction whereby it converted $6.0 million of subordinated debt into stockholders' equity.

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

         In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months and nine months ended June 30, 2002 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company's business, changes in economic conditions and other factors.

Accounts Receivable

         The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company's agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $8,304,000 and $10,442,000 at June 30, 2002 and September 30, 2001, respectively.

Comprehensive Loss

      Comprehensive income (loss) consisted of the following:

                                                  Three Months Ended June 30,                   Nine Months Ended June 30,
                                             ---------------------------------------      ---------------------------------------
                                                   2002                2001                    2002                 2001
                                             -----------------  --------------------      ----------------   --------------------
                                                         (In thousands)                              (In thousands)
Net income (loss)                            $            (409) $             (2,417)     $           (269)  $             (7,684)
Foreign currency translation loss                        1,621                   (98)                  976                   (833)
Change in unrealized loss on derivative
   instrument, net of taxes                                  -                    10                   139                    (42)
                                             -----------------  --------------------      ----------------   --------------------
   Total comprehensive income (loss)         $           1,212  $             (2,505)     $            846   $             (8,559)
                                             =================  ====================      ================   ====================

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations", and Statement of Financial Accounting No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows for the nine months ended June 30, 2002.

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

2.       Inventories

         Inventories consisted of the following:

                                        June 30,         September 30,
                                         2002                2001
                                   ---------------    -----------------
                                             (In thousands)

          Raw materials                 $  2,403            $  2,869
          Work-in-progress                   650                 892
          Finished goods                  36,442              33,664
                                   ---------------    -----------------
          Total inventories             $ 39,495            $ 37,425
                                   ===============    =================

3.       Loss on Disposal of Warehouse and Related Equipment

         During the three months ended March 31, 2002, the Company began actively marketing for sale its underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the building and substantially all of the equipment in the distribution center were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized in the quarter ended March 31, 2002 as a loss on disposal of warehouse and related equipment. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down the Company's term loans.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

4.       Conversion of Subordinated Debt

         On June 14, 2002, the Company entered into a transaction with Sun Catalina Holdings, LLC ("SCH"), an affiliate of Sun Capital Partners, Inc., and SunTrust Banks, Inc. ("SunTrust") whereby it issued and sold 924,572 and 184,843 shares of the Company's common stock, to SCH and SunTrust, respectively, for an aggregate purchase price of $5,001,937 and $1,000,000, respectively, representing a price of $5.41 per share. As payment for their shares, SCH and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and the Company was released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price. The amount of subordinated debt reflected in the condensed consolidated balance sheet as of June 30, 2002 consists of the following:

                                                                               Additions of
                                                              Original    Principal for Interest    Unamortized
                                                             Principal       Not Paid in Cash         Discount     Total
                                                           ------------   ----------------------   ------------  ---------
                                                                                   (In thousands)
Balance as of September 30, 2001                              $ 8,800             $   199            $ (2,899)   $  6,110
     Additions to principal for interest not paid in cash                             692                             692
     Discount amortization                                                                                435         435
     Repayment of subordinated debt                            (5,400)               (602)              1,511      (4,491)
                                                           ------------   --------------------     ------------  --------
Balance as of June 30, 2002                                   $ 3,400            $    289            $   (943)   $  2,746
                                                           ============   ====================     ===========   ========

5.       Common Stock and Stock Warrants

         Effective April 8, 2002, the Company announced a one-for-five reverse stock split. As a result, the number of shares of the Company's common stock authorized, and issued and outstanding, decreased from 100,000,000 to 20,000,000, and from 16,520,179 to 3,304,036, respectively. Earnings per share in the financial statements reflect the reverse stock split for all periods presented.

         On January 11, 2002, the Company entered into a three-year consulting agreement with a related party, who is an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company's common stock with an exercise price of $2.20 per share which was the market value on the date of grant. Half of the warrants vest on January 24, 2003, and the remainder vest one year later. However, if the Company terminates the consulting agreement without cause, the warrant becomes fully exercisable on the date of such termination.

         During May 2002, the Company granted options valued at $24,000 and paid $26,000 cash to an employee of an entity under common control with the Company.

         During the nine months ended June 30, 2002, the Company issued 91,000 stock options to employees and directors at prices between $1.75 and $25.00 per share.

         Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the note. The note holders are also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid on the notes for the six months ended March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 69,065 shares of common stock. The interest due on the remaining subordinated notes for the quarter ended June 30, 2002 was paid in cash, and no additional warrants were issued. The Company anticipates that it will continue to make cash payments for interest due. If the Company does not make such payments, it will be required to issue additional warrants for up to 17,411 shares of common stock.

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

         The Company was in compliance with the financial covenants of its credit facility for the quarter ended June 30, 2002. Based upon its current assessment of market conditions for its business and its projections for the remainder of its 2002 fiscal year, the Company expects to be in compliance with the credit facility's financial covenants for the September 30, 2002 and subsequent quarters.

7.       Segment Information

         Information on operating segments and a reconciliation to income (loss) before income taxes for the three and nine months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                        Three Months Ended June 30,
                           --------------------------------------------------------------------------------
                                              2002                                    2001
Net Sales                  ----------------------------------------- --------------------------------------
   by Operating Segment:     External                                 External
                             Customers    Intersegment     Total      Customers    Intersegment    Total
                           ----------------------------------------- --------------------------------------
United States                $  17,210      $     70     $  17,280    $  24,864      $    137    $  25,001
China                            4,068        20,478        24,546        5,756        26,317       32,073
United Kingdom                  25,941             -        25,941       24,415             -       24,415
Other segments                   6,132             -         6,132        5,513            35        5,548
Eliminations                         -       (20,548)      (20,548)           -       (26,489)     (26,489)
                           ---------------------------------------   -------------------------------------
                             $  53,351      $      -     $  53,351    $  60,548      $      -    $  60,548
                           =======================================   =====================================


                                                        Nine Months Ended June 30,
                           --------------------------------------------------------------------------------
                                              2002                                    2001
                           ----------------------------------------- --------------------------------------
                             External                                 External
                             Customers    Intersegment     Total      Customers    Intersegment     Total
                           ----------------------------------------- --------------------------------------
United States                $  46,025      $    269     $  46,294    $  60,044      $    547    $  60,591
China                           13,789        52,980        66,769       19,030        66,553       85,583
United Kingdom                  83,925             -        83,925       80,453             -       80,453
Other segments                  19,724            62        19,786       21,418           309       21,727
Eliminations                         -       (53,311)      (53,311)           -       (67,409)     (67,409)
                           ---------------------------------------   -------------------------------------
                             $ 163,463      $      -     $ 163,463    $ 180,945      $      -    $ 180,945
                           =======================================   =====================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Net Sales by Location                            Three Months Ended                  Nine Months Ended
   of External Customers:                             June 30,                           June 30,
                                          ------------------------------     ------------------------------
                                               2002             2001              2002             2001
                                          -------------    -------------     -------------    -------------
United States                               $   17,362       $   25,031        $   46,455       $   60,425
United Kingdom                                  25,140           24,099            82,122           77,877
Canada                                           5,659            4,550            17,438           18,544
Other countries                                  5,190            6,868            17,448           24,099
                                          ------------     ------------      ------------     ------------
                                            $   53,351       $   60,548        $  163,463       $  180,945
                                          ============     ============      ============     ============
Segment Contribution (Loss):                     Three Months Ended                  Nine Months Ended
                                                      June 30,                           June 30,
                                          ------------------------------     ------------------------------
                                               2002             2001              2002             2001
                                          -------------    -------------     -------------    -------------
United States                               $      103       $     (437)       $      108       $   (1,831)
China                                            1,069            1,650             3,357            4,684
United Kingdom                                     362             (773)            2,554           (3,273)
Other segments                                     261             (948)            1,266           (1,348)
                                          ------------     ------------      ------------     ------------
  Subtotal for segments                          1,795             (508)            7,285           (1,768)
Parent/administrative expenses                  (2,405)          (2,538)           (7,686)          (7,597)
                                          ------------     ------------      ------------     ------------
  Income (loss) before income taxes         $     (610)      $   (3,046)       $     (401)      $   (9,365)
                                          ============     ============      ============     ============
Interest Expense (Income) (1):                   Three Months Ended                  Nine Months Ended
                                                      June 30,                           June 30,
                                          ------------------------------     ------------------------------
                                               2002             2001              2002             2001
                                          -------------    -------------     -------------    -------------
United States                               $     (223)      $     (168)       $     (400)      $     (381)
China                                               (5)              (7)              (19)            (120)
United Kingdom                                   1,201            1,266             3,288            3,768
Other segments                                      72               81               207              324
                                          ------------     ------------      ------------     ------------
  Subtotal for segments                          1,045            1,172             3,076            3,591
Parent interest expense                            854              557             2,675            1,544
                                          ------------     ------------      ------------     ------------
  Total interest expense                    $    1,899       $    1,729        $    5,751       $    5,135
                                          ============     ============      ============     ============


             Total Assets (2):                   June 30,        September 30,
                                                   2002              2001
                                              --------------   -----------------
             United States                      $  32,380         $    51,550
             China                                 43,440              45,920
             United Kingdom                        70,972              68,368
             Other segments                        10,297               8,836
             Eliminations                         (26,113)            (28,577)
                                              -----------        ------------
               Total assets                     $ 130,976         $   146,097
                                              ===========        ============

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

               Long-Lived Assets (3):

                                                June 30,      September 30,
                                                  2002           2001
                                                --------      ------------
               United States                    $ 1,783       $     10,891
               China                             14,153             15,329
               United Kingdom                     2,852              3,910
               Other segments                        68                 97
                                                -------       ------------
                 Total long-lived assets        $18,856       $     30,227
                                                =======       ============


               Expenditures for Additions to Long-Lived Assets:

                                                Nine Months Ended June 30,
                                                --------------------------
                                                  2002           2001
                                                ---------        ---------
               United States                    $      22        $     102
               China                                  249            3,754
               United Kingdom                         308              335
               Other segments                          20               13
                                                ---------        ---------
                 Total expenditures             $     599        $   4,204
                                                =========        =========

         (1) The interest expense shown for each segment includes interest charged or earned on intersegment advances.

         (2) Total assets for United States include parent/administrative assets.

         (3)   Represents property and equipment, net.

Major Customers

         During the three months ended June 30, 2002 and 2001, one customer (included in the United Kingdom operations) accounted for 14.7% and 16.9%, respectively, of the Company's consolidated net sales. Two additional customers (included in the United States and other operations) accounted for 13.6% and 10.5% of the Company's consolidated net sales for the three months ended June 30, 2002, compared to 13.9% and 12.2% during the same period in 2001. No other customers accounted for more than 10% of consolidated net sales during the three months ended June 30, 2002 and 2001.

         During the nine months ended June 30, 2002 and 2001, one customer (included in the United Kingdom operations) accounted for 17.4% and 17.1%, respectively, of the Company's consolidated net sales. One additional customer (included in the United States and other operations) accounted for 13.7% of the Company's consolidated net sales for the nine months ended June 30, 2002, compared to 12.8% during the same period in 2001. No other customers accounted for more than 10% of consolidated net sales during the nine months ended June 30, 2002.

8.  Commitments and Contingencies

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Either party had the right to terminate the agreement if the Company did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Effective as of October 1, 2001, the Company and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates the Company's option to extend the license agreement upon the agreement's expiration on September 30, 2002. Net sales of Westinghouse branded products amounted to $8.6 million and $13.3 million for the nine months ended June 30, 2002 and 2001, respectively. The Company does not intend to sell Westinghouse labeled goods after September 30, 2002 and does not believe that the loss of the Westinghouse license will have a material effect on the Company's financial condition or results of operations.

Litigation

         During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The Company maintains primary product liability insurance coverage of $1 million per occurrence and $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires the Company to self-insure for up to $10,000 per incident. Based on experience, the Company has accrued $302,000 for this contingency as of June 30, 2002. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

         On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, the Company requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against the Company and its customer on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. The Company appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which the Company posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against the Company but reduced the lower court's award of damages. The final judgment including related costs is reflected in the financial statements as a $959,000 litigation settlement. Subsequent to June 28, 2002, the Company received the cash collateral for the surety bond net of the judgment amount.

Kmart Bankruptcy

         On January 22, 2002, Kmart Corporation filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois. The Company's sales to Kmart amounted to $10.7 million for the year ended September 30, 2001 and $3.2 million and $8.4 million for the nine months ended June 30, 2002 and 2001, respectively. The Company has no outstanding receivables from Kmart for the period prior to January 22, 2002, and has resumed shipments subsequent to the bankruptcy filing. The Company is continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart.

Pension Plan

         Ring has a defined benefit pension plan which covers 22 current employees and approximately 750 members formerly associated with Ring. The plan is administered externally, and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company reviews the plan on a periodic basis, and in the future it may determine to continue the plan or terminate the plan. If the Company were to terminate the plan, it is anticipated that this would require accelerated payments based on the "Minimum Funding Requirement" ("MFR") shortfall. The most recent estimate as of March 2002 placed the MFR shortfall at approximately $3.2 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003. Should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

could be significantly greater than the current $3.2 million deficit under the MFR method. The accrued liability for the U.K. pension at June 30, 2002 was $4.4 million.

IRS Audit

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

         In the following comparison of the results of operations, the three and nine months ended June 30, 2002 and 2001 are referred to as "Q3 2002" and "YTD 2002", respectively, and "Q3 2001" and "YTD 2001", respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at June 30, 2002.

Comparison of Three Months Ended June 30, 2002 and 2001

Consolidated Results

         We had operating income of $1.4 million in Q3 2002 compared to an operating loss of $1.4 million in Q3 2001. The $2.7 million operating income improvement resulted from an increase in gross profit combined with a decrease in selling, general and administrative expenses ("SG&A"). During Q3 2002, we settled a patent infringement lawsuit resulting in a charge of $959,000. Net loss for Q3 2002 was $409,000 or $.12 per diluted share compared to a net loss of $2.4 million or $1.64 per diluted share in Q3 2001.

         Net sales for Q3 2002 were $53.4 million, a $7.2 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States and Continental Europe. Shipments to Kmart during the quarter were $2.0 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002. We are continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart. Continued weakness in the economy and other competitive factors also continue to affect order volume with other North American customers. See "Results by Segment" for further discussion.

         Portable lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 31%, 49%, 15% and 5% of net sales in Q3 2002 compared to 40%, 44%, 12% and 4% in Q3 2001. In Q3 2002 and Q3 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $7.8 million (15%) and $10.2 million (17%), respectively, of our net sales. In Q3 2002 and Q3 2001, Home Depot accounted for $7.3 million (14%) and $8.4 million (14%), respectively, of our net sales. In Q3 2002 and Q3 2001, WalMart accounted for $5.6 million (10.5%) and $7.4 million (12.2%), respectively, from net sales. Sales made from warehouses constituted 60% of our net sales in Q3 2002, up from 52% in Q3 2001.

         Gross profit in total dollars increased from $8.0 million in Q3 2001 to $10.4 million in Q3 2002. Gross profit as a percentage of sales increased from 13.2% in Q3 2001 to 19.6% in Q3 2002. The increase in gross profit as a percentage of sales is attributable primarily to decreased warehousing costs, product development costs and freight costs as well as a more favorable product mix resulting from new product introductions.

         SG&A for Q3 2002 was $8.1 million, a decrease of $2.0 million from the same period in the prior year. The decrease in SG&A is a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included payroll and related expenses in the U.S. ($490,000), the United Kingdom ($190,000), and Hong Kong ($66,000), travel and entertainment ($110,000), legal and professional ($371,000) and bad debt ($393,000). See "Results by Segment" for further discussion.

         On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against us and our customer on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court's award of damages. The final judgment including related costs is reflected in the financial statements as a $959,000 litigation settlement. Subsequent to June 28, 2002, we received the cash collateral for the surety bond net of the judgment amount.

         Interest expense was $1.9 million in Q3 2002 compared to $1.7 million in Q3 2001. The increased expense is primarily attributable to the amortization of debt discount and financing costs associated with the subordinated notes issued in July 2001 ($196,000 of non-cash charges), partially offset by lower average outstanding borrowings.

         The effective income tax rates for Q3 2002 and Q3 2001 were 33.0% and 20.7%, respectively. The lower effective tax rate for Q2 2001 is attributable to significant losses, primarily in foreign jurisdictions, for which no benefit could be recorded. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with the 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

         See Note 7 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

         Catalina Industries had a segment contribution in Q3 2002 of $1.1 million before a $959,000 loss on settlement of litigation ($103,000 after this non-recurring loss) as compared to a segment loss of $437,000 in Q3 2001. The increase in segment contribution in Q3 2002 is primarily attributable to decreased SG&A and other operating costs.

         Sales by Catalina Industries to external customers were $17.2 million in Q3 2002, a decrease of $7.7 million from Q3 2001.

         Gross profit for Catalina Industries was $2.2 million in Q3 2002 compared to $1.7 million in 2001. Gross profit as a percentage of net sales increased from 6.7% in Q3 2001 to 12.5% in Q3 2002. The increase in gross profit as a percentage of net sales is primarily attributable to changes in our customer mix, as well as reduced product development expenses and warehousing costs.

         Presently, most major U.S. customers purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Catalina Industries serves these customers by placing orders directly with our factory in China and with other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the six-year period commencing fiscal 1995, when Catalina Industries' warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 15% for the current quarter. This percentage decline represents a significant reduction in orders flowing through the Tupelo warehouse. On May 6, 2002, the building and substantially all the equipment in the building were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized in the quarter ended March 31, 2002 as a loss on disposal of warehouse and related equipment. In connection with the sale, we entered into a short-term lease with the purchaser for a portion of the property sufficient for our current operations. In August 2002, we entered into a lease for considerably smaller warehousing space in Tupelo and intend to relocate our warehouse operations to the new property by November 2002.

         SG&A decreased from $2.3 million in Q3 2001 to $1.3 million in Q3 2002. This decrease reflects reduced salary and related costs, bad debt, legal, travel and entertainment, merchandising and tradeshow costs.

Go-Gro (China)

         Go-Gro's segment contribution in Q3 2002 was $1.1 million, compared to $1.7 million in Q3 2001.

         Go-Gro's sales for Q3 2002 were $24.5 million, a decrease of $7.5 million from the $32.1 million generated in Q3 2001. Sales of products manufactured by Go-Gro in Q3 2002 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $5.1 million, to $11.4 million. Third-party and intercompany sales by Go-Gro in Q3 2002 were $4.1 million and $20.5 million, respectively, while the comparable sales amounts for Q3 2001 were $5.7 million and $26.3 million, respectively. The decline in the intercompany sales in Q3 2002 primarily reflects the lower overall sales to Catalina Industries attributable to a decline in Catalina Industries' U.S. business.

         SG&A was $1.5 million in Q3 2002 and Q3 2001.

Ring Limited (United Kingdom)

         Ring's segment contribution for Q3 2002 was $362,000 compared to a loss of ($773,000) in Q3 2001.

         Net sales and gross profit for Q3 2002 were $25.9 million and $4.7 million, respectively, as compared to $24.4 million and $3.1 million, respectively, for the same period of 2001. The increase in net sales is primarily attributable to an increase of $916,000 in Ring's consumer lighting business, an increase of $726,000 in its automotive division, offset by a decrease primarily in its commercial division. Gross profit percentage increased to 18.2% in Q3 2002 compared to 12.7%, primarily as a result of a change in product mix, and reduced freight charges.

         SG&A was $3.1 million in Q3 2002 compared to $3.9 million in Q3 2001. The decrease is primarily related to lower salary and related costs. During 2001, Ring received $714,000 from the settlement of litigation.

Comparison of Nine Months Ended June 30, 2002 and 2001

Consolidated Results

         We had operating income of $5.3 million in YTD 2002 compared to an operating loss of $4.3 million in YTD 2001. The $9.6 million operating income improvement primarily resulted from an improvement in gross profit and a significant decrease in SG&A. Included in the YTD 2002 net loss are the settlement of a patent lawsuit ($959,000) and a loss on the disposal of a warehouse facility ($1.1 million).

         Net sales for YTD 2002 were $163.4 million, a $17.5 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States, Continental Europe and Canada, offset by an increase in the United Kingdom. Shipments to Kmart during the nine months were $5.2 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S.

Bankruptcy Court for the Northern District of Illinois on January 22, 2002. We are continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart. Continued weakness in the economy and other competitive factors also continue to affect order volume with other North American customers. See "Results by Segment" for further discussion.

         Portable lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 31%, 49%, 15% and 5% of net sales in YTD 2002 compared to 39%, 45%, 12% and 4% in YTD 2001. In YTD 2002 and YTD 2001, Ring's largest customer, B & Q, a subsidiary of Kingfisher PLC, accounted for $28.4 million (17%) and $30.9 million (17%), respectively, of our net sales. In YTD 2002 and YTD 2001, Home Depot accounted for $22.4 million (13.7%) and $23.1 million (12.8%), respectively, of our net sales. Sales made from warehouses constituted 63% of our net sales in YTD 2002, up from 57% in YTD 2001.

         Gross profit in total dollars increased from $25.9 million in YTD 2001 to $32.1 million in YTD 2002, and gross profit as a percentage of sales increased from 14.3% in 2001 to 19.1% in YTD 2002. The increase in gross profit as a percentage of sales is attributable primarily to changes in our customer mix as well as decreased warehousing and product development costs as a result of our initiatives to lower operating costs.

         SG&A for YTD 2002 was $24.7 million, a decrease of $6.1 million from the same period in the prior year. The decrease in SG&A is a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included payroll and related expenses in the U.S. ($1.7 million), the United Kingdom ($1.3 million), and Hong Kong ($314,000), travel and entertainment ($536,000), merchandising and displays ($283,000), bad debt and VAT tax provisions ($868,000), partially offset by employee related severance ($518,000) and management fees ($375,000) and the proceeds from an insurance claim, net of expenses incurred ($244,000). See "Results by Segment" for further discussion.

         On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against us and our customer on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court's award of damages. The final judgment including related costs is reflected in the financial statements as a $959,000 litigation settlement. Subsequent to June 28, 2002, we received the cash collateral for the surety bond net of the judgment amount.

         Interest expense was $5.8 million in YTD 2002 compared to $5.1 million in YTD 2001. The increased expense is primarily attributable to the amortization of debt discount and financing costs associated with the subordinated notes issued in July 2001 ($813,000 of non-cash charges), partially offset by lower average outstanding borrowings.

         The effective income tax rates for YTD 2002 and YTD 2001 were 32.9% and 17.9%, respectively. The lower effective tax rate for YTD 2001 is attributable to significant losses, primarily in foreign jurisdictions, for which no benefit could be recorded. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with the 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

         See Note 7 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

Catalina Industries (United States)

         Catalina Industries had a segment profit in YTD 2002 of $2.1 million before a $1.1 million loss on disposal of warehouse and related equipment and a $959,000 charge for settlement of litigation ($108,000 after these non-recurring items) as compared to a segment loss of $1.8 million in YTD 2001. The increase in segment contribution in YTD 2002 is primarily attributable to an improvement in gross profit and decreased SG&A and other operating costs.

         Sales by Catalina Industries to external customers were $46.0 million in YTD 2002, a decrease of $14.0 million from YTD 2001.

         Gross profit for Catalina Industries was $6.0 million in YTD 2002 compared to $4.2 million in 2001. Gross profit as a percentage of net sales increased from 6.9% in YTD 2001 to 12.9% in YTD 2002. The increase in gross profit as a percentage of net sales is primarily attributable to changes in our customer mix, as well as reduced product development expenses, warehousing costs and reduced provision for excess and obsolete inventory.

         Presently, most major U.S. customers purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Catalina Industries serves these customers by placing orders directly with our factory in China and with other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the six-year period commencing fiscal 1995, when Catalina Industries' warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 18.2% for the nine months. This percentage decline represents a significant reduction in orders flowing through the Tupelo warehouse. On May 6, 2002, the building and substantially all the equipment in the building were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized during the quarter ended March 31, 2002 as loss on disposal of warehouse and related equipment.

         SG&A decreased from $6.4 million in YTD 2001 to $4.2 million in YTD 2002. This decrease reflects reduced salary and related costs, travel and entertainment, merchandising costs, legal and professional fees and bad debt expense.

Go-Gro (China)

         Go-Gro's segment contribution in YTD 2002 was $3.4 million, compared to $4.7 million in YTD 2001.

         Go-Gro's sales for YTD 2002 were $66.8 million, a decrease of $18.8 million from the $85.6 million generated in YTD 2001. Sales of products manufactured by Go-Gro in YTD 2002 (as opposed to sales of products purchased for resale by Go-Gro from other manufacturers) decreased by $11.8 million, to $35.4 million. Third-party and intercompany sales by Go-Gro in YTD 2002 were $13.4 million and $22.0 million, respectively, while the comparable sales amounts for YTD 2001 were $17.7 million and $29.5 million, respectively. The decline in the intercompany sales in YTD 2002 primarily reflects the lower overall sales to Catalina Industries and Catalina Canada attributable to a decline in U.S. and Canadian business.

         SG&A decreased from $5.3 million in YTD 2001 to $4.5 million in YTD 2002, primarily as a result of lower payroll and related costs, travel and entertainment and lower third-party management fees and lower bank charges partially offset by increased bad debt.

Ring Limited (United Kingdom)

         Ring's segment contribution for YTD 2002 was $2.6 million compared to a loss of ($3.3) million in YTD 2001.

         Net sales and gross profit for YTD 2002 were $83.9 million and $14.9 million, respectively, as compared to $80.5 million and $9.9 million, respectively, for the same period of 2001. The increase in net sales is primarily attributable to growth in Ring's automotive division. Gross profit percentage increased to 17.8% in YTD 2002 compared to 12.3% for the same period in 2001, primarily as a result of a change in product mix, reduced freight charges and lower warehousing costs as a result of personnel reductions.

         SG&A was $9.1 million in YTD 2002 compared to $10.6 million in YTD 2001. The decrease is primarily related to lower salary and related costs. During 2001, Ring received $714,000 from the settlement of litigation.

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

Cash Flows and Financial Condition

         During the nine months ended June 30, 2002, we used funds generated from operations of $8.4 million, proceeds from the sale of property of $8.5 million and cash on hand to pay down debt of $18.0 million and make capital investment of $599,000. Availability under our revolving credit facility increased from $7.9 million at September 30, 2001 to $15.1 million at June 30, 2002.

         Accounts receivable balances decreased to $24.8 million at June 30, 2002 from $27.8 million at September 30, 2001 primarily as a result of lower sales in May and June 2002 compared to August and September 2001. Inventory levels at June 30, 2002 were $39.5 million, as compared to $37.4 million at September 30, 2001, due to initial stock requirements for significant new sales programs that are expected to start in the fourth quarter in the Ring segment.

         Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $8,304,000 and $10,442,000 at June 30, 2002 and September 30, 2001, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

         In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring's U.K. facility. The facility consists of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.8 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the U.S. and the U.K. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the U.S. and U.K. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

          Under English law, a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a "whitewash procedure" under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors' report stating that the auditors are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. "Net assets" and "distributable profits" have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules, may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company which are also involved in providing financial assistance. Until the whitewash procedure was completed, cash flows from Ring could not be used to repay our term loans, and cash payments by Ring to other Company subsidiaries were limited to trade transactions in the normal course of business. On May 30, 2002, the whitewash procedure was completed.

         On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the "Sun transaction") with Sun Catalina Holdings, LLC ("SCH"), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties. Our $75 million credit facility was amended and restructured in connection with the Sun transaction.

         As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amendment to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The applicable margin is determined by a leverage ratio calculation. Because of our improved performance and reduced debt levels the leverage ratio decreased at June 30, 2002 resulting in a 2.25% and .50% decrease in the LIBOR and prime rate margins, respectively. Substantially all of our borrowings are LIBOR based. The effective rate on the facility was 9.5% for the nine months ended June 30, 2002. Under the amended facility, we are required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 and quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating approximately (i) $200,000 on each of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; (ii) $750,000 on each of December 31, 2002,
March 31, 2003, June 30, 2003, and September 30, 2003, and; (iii) $17,454,000 on
December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group's fee for the amendment consisted of the right to obtain warrants to purchase 130,828 shares of common stock at a price of $.05 per share. The July 23, 2001 amendment to the $75 million credit facility eliminated (as an event of default) a previous requirement of the credit facility that we complete the whitewash procedure. However, if the whitewash procedure was not completed by December 31, 2001, 50 basis points would be added to the facility's effective interest rate. We did not complete the whitewash procedure by December 31, 2001 and, consequently, the effective interest rate on the credit facility increased. On May 30, 2002, we completed the whitewash procedure, and the loans' effective interest rate was reduced by 50 basis points.

         Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Borrowings, trade letters of credit, bonds and foreign currency forward contracts outstanding under this arrangement amounted to approximately $2.4 million, $4.1 million, $961,000 and $5.9 million, respectively, at June 30, 2002.

         Catalina Canada has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar revolving credit loans up to $7.0 million Canadian dollars in the aggregate. The facility matures in December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to

Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility's borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

         Go-Gro has a 60 million Hong Kong dollars (approximately U.S. $7.7 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade and stand-by letters of credit and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by Go-Gro's assets and a guarantee issued by us and requires Go-Gro to maintain a minimum level of equity. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is repayable upon demand and is subject to an annual review by the bank. At June 30, 2002, Go-Gro had used none of this line for letters of credit and there were no borrowings. The Hong Kong bank requires Go-Gro to fully collaterize any outstanding borrowing or trade letter of credit with cash or export letters of credit sent for collection and under lien to the bank. At June 30, 2002, there were no cash deposits outstanding.

         The terms of our credit facilities and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. Our $75 million credit facility prohibits loans to Go-Gro from either Ring or our other companies other than normal intercompany payables arising from trade. This facility permits loans from our U.S. companies to Ring but restricts the flow of funds from Ring to our non-U.K. companies to payments constituting dividends or a return of capital. Our Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to us or our U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the U.S. at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

          We utilize the revolving portions of our $75 million credit facility to support our operations in the U.S. and U.K. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. Because of the completion of the whitewash on May 30, 2002 the U.K. operations are able to make payments on the term loans. As of August 5, 2002, we had $15.1 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $7.2 million from September 30, 2001.

         Since July 2001, we have significantly reduced our overhead and operating costs in the U.S., U.K. and China through personnel reductions and the elimination of discretionary expenditures. As of June 30, 2002, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and
(ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the remainder of the 2002 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

         We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun transaction which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 may be added to the principal amount of the note. The note holders are also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid on the notes for the six months ended March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 69,061 shares of common stock.

          On June 14, 2002, we entered into a transaction with Sun Catalina Holdings, LLC ("SCH"), an affiliate of Sun Capital Partners, Inc., and SunTrust Banks, Inc. ("SunTrust") whereby we issued and sold 924,572 and 184,843 shares of common stock to SCH and SunTrust, respectively, for an aggregate purchase price $5,001,937 and

$1,000,000, respectively, representing a price of $5.41 per share. As payment for their shares, SCH and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and we were released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction, a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price.

         At June 30, 2002, the interest due on the remaining subordinated debt was paid in cash and no additional warrants were issued. We anticipate that we will continue to make cash payments for interest due. If we do not make such payments, we will be required to issue additional warrants for up to 17,411 shares of common stock.

Ring Preference Shares

        We have accrued approximately $367,000 as of June 30, 2002 for the payment of dividends on Ring's preference shares. At the time Ring filed its U.K. statutory reports in April 2002, it was determined that Ring has sufficient equity under English law to pay these accrued dividends. We expect to make payment during the fourth quarter of the 2002 fiscal year.

Westinghouse License

         On April 26, 1996, we entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments are due quarterly and are based on a percent of the value of our net shipments of Westinghouse branded products, subject to annual minimum net shipments. Originally, subject to the minimum sales conditions discussed below, the agreement would terminate on September 30, 2002, after which we had options to extend the agreement for two additional five-year terms. Either party had the right to terminate the agreement if we did not meet the minimum net shipments of $30 million for fiscal 2001 and $60 million for fiscal 2002. Effective as of October 1, 2001, we and Westinghouse signed an amendment to the license agreement that eliminates the minimum net shipments requirement but also eliminates our option to extend the license agreement upon the agreement's expiration on September 30, 2002. Net sales of Westinghouse branded products amounted to $8.6 million and $13.3 million for the nine months ended June 30, 2002 and 2001, respectively. We do not intend to sell Westinghouse labeled goods after September 30, 2002 and does not believe that the loss of the Westinghouse license will have a material effect on our financial condition or results of operations.

Litigation

        During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $304,000 for this contingency as of June 30, 2002. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

         On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against one of our major customers. Lamps Plus filed an Answer and Counterclaim against us and our customer on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court's award of damages. The final judgment, including related costs is reflected in the financial statements as a $959,000 litigation settlement. Subsequent to June 28, 2002, we received the cash collateral for the surety bond net of the judgment amount.

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

         Ring has a defined benefit pension plan which covers 22 current employees and over approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. We are reviewing the future of the plan and believe that in the future we may begin the process of terminating our liability under the plan. We anticipate that a termination will require payment of a lump sum equal to the "Minimum Funding Requirement" ("MFR") shortfall. The most recent estimate as of June 30, 2002 placed the MFR shortfall at approximately $3.2 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should we not terminate our U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.2 million deficit under the MFR method. The accrued liability for the U.K. pension plan was $4.4 million at June 30, 2002.

         As of June 30, 2002, Ring had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares on the basis of two ordinary shares for every five preference shares. Any outstanding preference shares on January 1, 2004 automatically will convert into fully paid ordinary shares on the same basis.

         Effective June 24, 2002, our common stock was approved for listing on the NASDAQ Small Cap Market under the trading symbol "CALA".

Impact of New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows for the nine months ended June 30, 2002.

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of August 2002, we have not assessed the impact of adopting SFAS 142.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in our market risk exposure during the nine months ended June 30, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 24, 2001.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 24, 2001, we reported that we had appealed a judgment of $1.6 million for damages and interest thereon that was entered by the U.S. District Court for the Southern District of Florida in June 2001 in connection with a patent infringement counterclaim filed against us in Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200. As we reported, we posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court's award of damages. The final judgment, including related costs is reflected in the financial statements as a $959,000 litigation settlement. Subsequent to June 28, 2002, we received the cash collateral for the surety bond net of the judgment amount.

         In addition, during the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $5 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $302,000 for this contingency as of June 30, 2002. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

         We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number                                 Description

10.15(b) Amendment No. 1 to Registration Rights Agreement, dated as of June 14, 2002, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc. and SunTrust Bank (1)

10.38 Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and Sun Catalina Holdings, LLC (1)

10.39 Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and SunTrust Banks, Inc. (1)

16.1 Letter dated May 1, 2002 from Deloitte & Touche LLP regarding change in independent public accountant. (2)

99.1 Certification dated August 13, 2002 by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

________________________

(1) Incorporated by reference to exhibit filed with the registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002.

(2) Incorporated by reference to exhibit filed with the registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2002.

(b) Reports on Form 8-K.

         On April 8, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K (a "Form 8-K") to report that we had effected a one-for-five share combination, whereby every five shares of common stock outstanding as of 8:00 a.m. (Eastern Time) on April 8, 2002 were automatically combined into one share of common stock.

         On May 2, 2002, we filed a Form 8-K to report that, on April 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, terminated the engagement of Deloitte & Touche LLP as our independent certified public accountants and appointed Grant Thornton LLP as our independent accountants for the year ending September 30, 2002.

         On June 19, 2002, we filed a Form 8-K to report the purchase by each of Sun Catalina Holdings, LLC, a Delaware limited liability company, and SunTrust Banks, Inc., a Georgia corporation, of shares of our common stock at a price of $5.41 per share, payable in each case by the cancellation of subordinated debt.

         On June 20, 2002, we filed a Form 8-K to report our announcement that our shares of common stock were approved for listing on the Nasdaq SmallCap Market, effective as of June 24, 2002.

                                   * * * * *

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CATALINA LIGHTING, INC.



                                            /s/ Eric Bescoby
                                            ----------------------------------
                                            Eric Bescoby
                                            Chief Executive Officer




                                            /s/ Lynn Skillen
                                            ----------------------------------
                                            Lynn Skillen
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

Date: August 13, 2002

                                INDEX TO EXHIBITS

Exhibit
Number                                Description

99.1 Certification dated August 13, 2002 by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.