Form 10-Q/A
period 2002-06-30
CATALINA LIGHTING INC
filed 2002-08-16
CIK 822665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

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

                                EXPLANATORY NOTE

     This Amendment No. 1 (this "Amendment") to Catalina Lighting, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q"), is being filed solely to correct a typographical error in the Condensed Consolidated Balance Sheets for Catalina Lighting, Inc. and Subsidiaries (the "Balance Sheets"), whereby the dollar amount (in thousands) for "Other current assets" as of June 30, 2002 was stated inadvertently as $14,069 instead of $6,909. No additional typographical errors were made in the Balance Sheets, including without limitation in the dollar amount for "Total current assets" as of June 30, 2002. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of
Item 1 of which the Balance Sheets are a part. Other than the foregoing, no revisions have been made to the financial statements or any other disclosure contained in the Form 10-Q.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                          June 30,          September 30,
                                 Assets                                     2002                2001
                                 ------                              -----------------    ----------------
                                                                        (Unaudited)              *
Current assets
   Cash and cash equivalents                                                $   4,041           $   4,613
   Restricted cash equivalents and short-term investments                           -               1,066
   Accounts receivable, net of allowance for doubtful accounts
      of $600 and $1,423, respectively                                         24,793              27,761
   Inventories                                                                 39,495              37,425
   Other current assets                                                         6,909               5,114
                                                                     -----------------    ----------------

          Total current assets                                                 75,238              75,979

Property and equipment, net                                                    18,856              30,227
Goodwill, net                                                                  28,227              28,812
Other assets, net                                                               8,655              11,079
                                                                     -----------------    ----------------
          Total assets                                                      $ 130,976           $ 146,097
                                                                     =================    ================

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements. (Continued on Page 2)

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                        (In thousands, except share data)

                                                                     June 30,          September 30,
           Liabilities and Stockholders' Equity                        2002                2001
           ------------------------------------                -------------------   -----------------
                                                                   (Unaudited)               *
Current liabilities
   Accounts payable                                                     $  27,994           $  27,586
   Revolving credit facilities                                              2,387               7,078
   Term loans                                                               2,553                 818
   Bonds payable related to assets held for sale                                -                 900
   Current maturities of other long-term debt                                 480                 878
   Other current liabilities                                               13,107              12,466
                                                               -------------------   -----------------
       Total current liabilities                                           46,521              49,726

    Revolving credit facilities                                            13,615              16,366
    Term loans                                                             18,101              23,479
    Subordinated notes                                                      2,746               6,110
    Bonds payable                                                               -               4,200
    Other long-term debt                                                      748               1,085
    Other liabilities                                                       5,205               5,926
                                                               -------------------   -----------------
        Total liabilities                                                  86,936             106,892
                                                               -------------------   -----------------

Minority interest                                                           1,113               1,073
                                                               -------------------   -----------------

Commitments and Contingencies                                                   -                   -

Stockholders' equity
   Preferred stock, $.01 par value
       authorized 1,000,000 shares; none issued
   Common stock, $.01 par value                                                44                  33
       authorized 20,000,000 shares; issued and outstanding
       4,413,460 and 3,304,036 shares outstanding
   Additional paid-in capital                                              38,349              34,411
   Retained earnings                                                        6,495               6,764
   Accumulated other comprehensive income (loss)                              500                (615)
   Treasury stock, at cost, 128,387 shares                                 (2,461)             (2,461)
                                                               -------------------   -----------------
         Total stockholders' equity                                        42,927              38,132
                                                               -------------------   -----------------

                                                                        $ 130,976           $ 146,097
                                                               ===================   =================

* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                               Three Months Ended                      Nine Months Ended
                                                                    June 30,                               June 30,
                                                          ------------------------------        ----------------------------
                                                              2002             2001                 2002            2001
                                                          -------------    -------------        -------------   ------------
Net sales                                                   $   53,351       $   60,548           $  163,463      $ 180,945
Cost of sales                                                   42,920           52,571              131,329        155,095
                                                          -------------    -------------        -------------   ------------
Gross profit                                                    10,431            7,977               32,134         25,850

Selling, general and administrative expenses                     8,121           10,072               24,739         30,840
Litigation settlement                                              959             (714)                 959           (714)
Loss on disposal of warehouse and related equipment                 --               --                1,098             --
                                                          -------------    -------------        -------------   ------------
Operating income (loss)                                          1,351           (1,381)               5,338         (4,276)
                                                          -------------    -------------        -------------   ------------

Other expenses:
   Interest expense                                             (1,899)          (1,729)              (5,751)        (5,135)
   Other income (expenses)                                         (62)              64                   12             46
                                                          -------------    -------------        -------------   ------------
Total other income (expenses)                                   (1,961)          (1,665)              (5,739)        (5,089)
                                                          -------------    -------------        -------------   ------------

Income (loss) before income taxes                                 (610)          (3,046)                (401)        (9,365)

Income tax expense (benefit)                                      (201)            (629)                (132)        (1,681)
                                                          -------------    -------------        -------------   ------------
Net income (loss)                                           $     (409)      $   (2,417)          $     (269)     $  (7,684)
                                                          =============    =============        =============   ============

Weighted average number of
  shares outstanding
      Basic                                                      3,371            1,472                3,241          1,472
      Diluted                                                    3,371            1,472                3,241          1,472

Earnings (loss) per share
      Basic                                                 $    (0.12)      $    (1.64)          $    (0.08)     $   (5.22)
      Diluted                                               $    (0.12)      $    (1.64)          $    (0.08)     $   (5.22)


See accompanying notes to condensed consolidated financial statements.

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Nine Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                     2002          2001
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $   (269)     $ (7,684)
  Loss on disposal of warehouse and related equipment                 1,098             -
  Adjustments for non-cash items                                      4,981         3,644
  Change in assets and liabilities                                    2,613         9,641
                                                                  ----------    ----------
  Net cash provided by operating activities                           8,423         5,601
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (599)       (4,204)
  Proceeds from sale of property and equipment                        8,454            95
  Purchase of minority interest                                          --        (1,029)
  Increase in Ring acquisition costs                                     --          (119)
  Decrease (increase) in restricted cash equivalents and
      short-term investments                                          1,066          (144)
                                                                  ----------    ----------
  Net cash provided by (used in) investing activities                 8,921        (5,401)
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from other long-term debt                                     --           323
  Payments on other long-term debt                                     (737)       (1,125)
  Payments on bonds payable                                          (5,100)         (900)
  Net proceeds from revolving credit facilities                          --         4,906
  Net payments on revolving credit facilities                        (7,619)           --
  Payments on term loans                                             (4,013)       (2,459)
  Sinking fund redemption payments on bonds payable                    (515)         (655)
                                                                  ----------    ----------
  Net cash used in financing activities                             (17,984)           90
                                                                  ----------    ----------

  Effect of exchange rate changes on cash                                68            33
                                                                  ----------    ----------
  Net (decrease) and increase in cash and cash equivalents             (572)          323
  Cash and cash equivalents at beginning of period                    4,613         2,309
                                                                  ----------    ----------
  Cash and cash equivalents at end of period                       $  4,041      $  2,632
                                                                  ==========    ==========

                       Supplemental Cash Flow Information
                                          Nine Months Ended
                                              June 30,
                                      ----------------------
                                         2002        2001
                                      ----------  ----------
                                          (In thousands)

          Cash paid for:
             Interest                  $  3,248    $  3,738
             Income taxes              $    626    $  1,589

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

Comprehensive Loss

     Comprehensive income (loss) consisted of the following:

                                             Three Months Ended June 30,     Nine Months Ended June 30,
                                            -----------------------------   ----------------------------
                                               2002               2001         2002              2001
                                            ----------          ---------   ----------         ---------
                                                    (In thousands)                  (In thousands)
Net income (loss)                           $    (409)          $ (2,417)   $    (269)         $ (7,684)
Foreign currency translation loss               1,621                (98)         976              (833)
Change in unrealized loss on derivative
  instrument, net of taxes                          -                 10          139               (42)
                                            ----------          ---------   ----------         ---------
  Total comprehensive income (loss)         $   1,212           $ (2,505)   $     846          $ (8,559)
                                            ==========          =========   ==========         =========

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

2.   Inventories

     Inventories consisted of the following:

                                    June 30,    September 30,
                                      2002          2001
                                  ------------ ---------------
                                         (In thousands)

        Raw materials              $    2,403   $       2,869
        Work-in-progress                  650             892
        Finished goods                 36,442          33,664
                                  ------------ ---------------
        Total inventories          $   39,495   $      37,425
                                  ============ ===============

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


                                                                       Additions of
                                                     Original      Principal for Interest  Unamortized
                                                     Principal       Not Paid in Cash        Discount       Total
                                                  --------------- ----------------------- -------------- -----------
                                                                            (In thousands)
Balance as of September 30, 2001                        $  8,800                $    199       $ (2,899)  $   6,110
     Additions to principal for interest not paid in
       cash                                                                          692                        692
     Discount amortization                                                                          435         435
     Repayment of subordinated debt                       (5,400)                   (602)         1,511      (4,491)
                                                  --------------- ----------------------- -------------- -----------
Balance as of June 30, 2002                             $  3,400                $    289       $   (943)  $   2,746
                                                  =============== ======================= ============== ===========

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.   Segment Information

     Information on operating segments and a reconciliation to income (loss) before income taxes for the three and nine months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                 Three Months Ended June 30,
                                 -----------------------------------------------------------------------------------------
Net Sales                                             2002                                          2001
                                 -------------------------------------------   -------------------------------------------
   by Operating Segment:             External                                      External
                                     Customers    Intersegment      Total          Customers    Intersegment      Total
                                 -------------------------------------------   -------------------------------------------
United States                         $ 17,210       $     70      $ 17,280         $ 24,864       $    137      $ 25,001
China                                    4,068         20,478        24,546            5,756         26,317        32,073
United Kingdom                          25,941              -        25,941           24,415              -        24,415
Other segments                           6,132              -         6,132            5,513             35         5,548
Eliminations                                 -        (20,548)      (20,548)               -        (26,489)      (26,489)
                                 -------------------------------------------   -------------------------------------------
                                      $ 53,351       $      -      $ 53,351         $ 60,548       $      -      $ 60,548
                                 ===========================================   ===========================================

                                                                 Nine Months Ended June 30,
                                 -----------------------------------------------------------------------------------------
                                                      2002                                          2001
                                 -------------------------------------------   -------------------------------------------
                                     External                                      External
                                     Customers    Intersegment      Total          Customers    Intersegment      Total
                                 -------------------------------------------   -------------------------------------------
United States                         $ 46,025          $ 269      $ 46,294         $ 60,044       $    547      $ 60,591
China                                   13,789         52,980        66,769           19,030         66,553        85,583
United Kingdom                          83,925              -        83,925           80,453              -        80,453
Other segments                          19,724             62        19,786           21,418            309        21,727
Eliminations                                 -        (53,311)      (53,311)               -        (67,409)      (67,409)
                                 -------------------------------------------   -------------------------------------------
                                      $163,463       $      -      $163,463         $180,945       $      -      $180,945
                                 ===========================================   ===========================================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Net Sales by Location                          Three Months Ended                Nine Months Ended
    of External Customers:                           June 30,                          June 30,
                                          ----------------------------     ----------------------------
                                               2002            2001            2002            2001
                                          ------------    ------------     ------------    ------------
United States                                $ 17,362        $ 25,031         $ 46,455        $ 60,425
United Kingdom                                 25,140          24,099           82,122          77,877
Canada                                          5,659           4,550           17,438          18,544
Other countries                                 5,190           6,868           17,448          24,099
                                          ------------    ------------     ------------    ------------
                                             $ 53,351        $ 60,548         $163,463        $180,945
                                          ============    ============     ============    ============

Segment Contribution (Loss):                   Three Months Ended                Nine Months Ended
                                                     June 30,                          June 30,
                                          ----------------------------     ----------------------------
                                               2002            2001            2002            2001
                                          ------------    ------------     ------------    ------------
United States                                $    103        $   (437)        $    108        $ (1,831)
China                                           1,069           1,650            3,357           4,684
United Kingdom                                    362            (773)           2,554          (3,273)
Other segments                                    261            (948)           1,266          (1,348)
                                          ------------    ------------     ------------    ------------
  Subtotal for segments                         1,795            (508)           7,285          (1,768)
Parent/administrative expenses                 (2,405)         (2,538)          (7,686)         (7,597)
                                          ------------    ------------     ------------    ------------
  Income (loss) before income taxes          $   (610)       $ (3,046)        $   (401)       $ (9,365)
                                          ============    ============     ============    ============

Interest Expense (Income) (1):                 Three Months Ended                Nine Months Ended
                                                     June 30,                          June 30,
                                          ----------------------------     ----------------------------
                                               2002           2001             2002            2001
                                          ------------    ------------     ------------    ------------
United States                                $   (223)       $   (168)        $   (400)       $   (381)
China                                              (5)             (7)             (19)           (120)
United Kingdom                                  1,201           1,266            3,288           3,768
Other segments                                     72              81              207             324
                                          ------------    ------------     ------------    ------------
  Subtotal for segments                         1,045           1,172            3,076           3,591
Parent interest expense                           854             557            2,675           1,544
                                          ------------    ------------     ------------    ------------
  Total interest expense                     $  1,899        $  1,729         $  5,751        $  5,135
                                          ============    ============     ============    ============

         Total Assets (2):                    June 30,        September 30,
                                                2002              2001
                                          --------------    ----------------
         United States                        $  32,380           $  51,550
         China                                   43,440              45,920
         United Kingdom                          70,972              68,368
         Other segments                          10,297               8,836
         Eliminations                           (26,113)            (28,577)
                                          --------------    ----------------
           Total assets                       $ 130,976           $ 146,097
                                          ==============    ================

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

          Long-Lived Assets (3):

                                               June 30,      September 30,
                                                2002             2001
                                            ------------     -------------
          United States                       $  1,783         $ 10,891
          China                                 14,153           15,329
          United Kingdom                         2,852            3,910
          Other segments                            68               97
                                            ------------     -------------
            Total long-lived assets           $ 18,856         $ 30,227
                                            ============     =============

Expenditures for Additions to Long-Lived Assets:

                                              Nine Months Ended June 30,
                                            ------------------------------
                                                2002             2001
                                            ------------     -------------
          United States                       $     22         $    102
          China                                    249            3,754
          United Kingdom                           308              335
          Other segments                            20               13
                                            ------------     -------------
            Total expenditures                $    599         $  4,204
                                            ------------     -------------

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

                    CATALINA LIGHTING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

Date: August 15, 2002