Form 10-K
period 2002-09-30
CATALINA LIGHTING INC
filed 2002-12-23
CIK 822665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-49881

Catalina Lighting, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-1548266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification Number)

18191 N.W. 68th Avenue, Miami, Florida 33015
(Address of Principal Executive Offices, Including Zip Code)

(305) 558-4777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of common stock held by non-affiliates of the registrant on December 9, 2002 computed by reference to the closing price of such stock, as quoted on the NASDAQ’s National Market System, was $39.6 million.

The number of shares of the registrant’s common stock outstanding as of the close of business on December 9, 2002 was 4,285,873.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed by the registrant in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K (this “Form 10-K”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-K. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.    Business.

General

Catalina Lighting, Inc. designs, manufactures, contracts for the manufacture of, imports, warehouses and distributes a broad line of lighting fixtures and lamps under the Catalina®, Dana®, Ring®, and Illuminada® trade names and also sold under the Westinghouse® brand until September 30, 2002. See “Trademarks and Licenses”. We also function as an original equipment manufacturer, selling goods under our customers’ private labels. We sell in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores, and hardware stores. We also sell our products in the United Kingdom, continental Europe, Canada, Mexico and South America. Currently, our product line is comprised primarily of lighting fixtures and lamps. We have supplemented our product lines through acquisitions but have remained focused on lighting products. Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974, started selling lighting in 1985, and became a public company in 1988. The Company’s fiscal year ends September 30. Unless otherwise noted, all references to 2002, 2001 and 2000 relate to the fiscal years then ended.

Products

We market a diverse product line, comprised principally of lighting products used primarily in residential and office environments. Our product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures include outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. We sell both table and floor lamps, which may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and any other lamps generally used for task oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, resin, stained glass, and crystal glass. A smaller percentage of our product line consists of industrial consumables, products for the automotive aftermarket, and train and bus lighting. We develop, manufacture and maintain separate product lines for sale in North America, continental Europe and the United Kingdom due to the different consumer preferences and electrical specifications of each of these markets. We may continue to expand our product lines internally or through acquisitions.

Distribution Methods

We utilize two distribution methods in selling our products: direct and warehouse.

We obtain a significant portion of the lighting products we sell from factories in China. Our direct sales are made either by delivering lighting products to our customers’ common carriers at a shipping point in China or by shipping the products from China directly to customers’ distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable) or on open credit with us. Upon receipt of a transferable letter of credit, we transfer the portion of the letter of credit covering the cost of merchandise to our supplier. The terms of the transfer provide that draws may not be made by the supplier until we are entitled to be paid pursuant to the terms of the customer’s letter of credit. We have the right to draw upon the customer’s letter of credit once the products are inspected by us or our agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. Our China subsidiary, Go-Gro Industries, Ltd. (“Go-Gro”), either manufactures or procures the products for our North American subsidiaries. For 2002 and 2001, 36% and 43%, respectively, of consolidated net sales were attributable to direct sales.

We also purchase products for our own account and warehouse the products for subsequent resale to customers. Our cost of products includes the cost of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products, and therefore warehouse sales usually command higher per unit sales prices than direct sales of the same items. Through May 2002 we owned a 473,000 square foot warehouse facility near Tupelo, Mississippi, and in 2002 we relocated to a leased 128,000 square foot warehouse in Tupelo, Mississippi. We own and lease various warehouse facilities in the United Kingdom. We also lease warehouse facilities in Toronto, Canada and Mexico City, Mexico. In 2002 and 2001, warehouse sales accounted for 64% and 57%, respectively, of net sales. The increase in warehouse sales for 2002 is primarily attributable to an increase in sales by Ring Limited, our U.K. subsidiary, and its seven subsidiary companies, as substantially all of their sales are warehouse sales.

The relative proportion of our sales generated by each method is dependent upon customer buying preferences and, to a lesser extent, our sales strategies. Purchasing on a direct basis generally allows the customer to pay a lower per unit price than purchasing the same items from the warehouse, but such method typically requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer-buying preferences often vary from customer to customer and are subject to change. Over the past seven years, our larger U.S. customers have increased their direct business with us while reducing their purchases from the warehouse.

Business Segments

During the fourth quarter of fiscal 2002, primarily as a result of the change in our chief operating decision maker in August 2001, we changed the way we manage our business and view our reportable segments. We now manage our business on the basis of three reportable segments, North America, the United Kingdom, and China Manufacturing and Distribution.

North America consists primarily of our North American sales and distribution organizations and the supporting China-based sourcing and manufacturing operation. This segment is comprised of the following operating companies:

United States—Catalina Industries, Inc. (“Catalina Industries”)
Canada—Catalina Lighting Canada (1992), Inc. (“Catalina Canada”)
Mexico—Catalina Lighting Mexico S.A. de C.V. (“Catalina Mexico”)
Chile—Catalina Lighting Chile Limitada
Argentina—Catalina Lighting Inc. Sucursal Argentina
China—the manufacturing and sourcing activities of Go-Gro as they relate to intercompany sales

The Chile and Argentina operations were directed and managed from the United States. Because of significant losses, we ceased operations in Chile and Argentina during 2001.

United Kingdom consists of Ring Limited, its seven principal trading subsidiary companies and its parent holding company, Catalina International Limited (“Ring”). We added the United Kingdom as a primary business segment with the acquisition of Ring in 2000.

China Manufacturing and Distribution consists of the sale of products manufactured by Go-Gro to primarily continental Europe and to a lesser extent the United Kingdom and Asia.

All prior period segment information has been restated to reflect this change in the reportable segments.

Sales (in thousands) for each primary segment for the fiscal years ended September 30, 2002, 2001 and 2000 are set forth in the table below. Sales for Ring for 2000 represent sales from July 5, 2000 (the date of our acquisition) to September 30, 2000.

	Years Ended September 30,
	2002	2001	2000
North America	$87,378	$105,135	$151,118
United Kingdom	114,798	104,847	24,529
China Manufacturing and Distribution	26,828	31,299	28,803
Intersegment eliminations	(8,738)	(6,495)	(1,820)

	$220,266	$234,786	$202,630

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements for financial information by primary business segment.

North America

The distribution companies of the North America segment design, import, warehouse and distribute lighting fixtures and lamps in the United States, Canada, Mexico, Chile, and Argentina to major retailers, including home centers, office superstore chains, mass merchandisers, discount department stores and warehouse clubs. Order entry, customer service and other support functions for this segment are performed at the following locations:

United States—Corporate headquarters in Miami, Florida
Canada—Warehouse and office facility in Mississauga, Ontario
Mexico—Warehouse and office facility outside of Mexico City
Argentina and Chile—U.S. Corporate headquarters and in the local country using brokers and representatives

Because of significant losses, we ceased operations in Chile and Argentina during 2001.

Catalina Industries owned a 473,000 square foot distribution facility located near Tupelo, Mississippi through May 2002 and began leasing a new 128,000 square foot facility in November 2002, also located in Tupelo, Mississippi. From May 2002 to December 2002, we leased space in the warehouse that we sold. Catalina Canada and Catalina Mexico lease distribution and office facilities of 82,000 and 24,000 square feet, respectively.

The distribution companies of the North America segment sell their products under the Catalina®, Dana®, and Illuminada® trade names and their customers’ private labels and sold products under the Westinghouse® brand until September 30, 2002, at which time the Westinghouse license agreement was terminated. See “Trademarks and Licenses”. These companies market a diverse product line used primarily in residential and office settings. This segment’s product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures include outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by the distribution companies of this segment include both table and floor models and may be either functional or decorative. Lamps consist of desk lamps, bankers’ lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and other lamps generally used for task-oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass.

Go-Gro, our China manufacturing and sourcing subsidiary, provides substantially all of the products for the distribution companies. The products are manufactured by Go-Gro or purchased from other factories. Go-Gro maintains administrative offices in Hong Kong and owns a manufacturing facility in the Guangdong Province of China. The distribution companies of this segment arrange for the shipment of their products directly from Go-Gro or other China factories to the customers’ distribution centers or stores. They also sell and ship from their warehouse facilities. See “Distribution Methods”.

The distribution companies of North America compete on the basis of service, price and scope of product offerings. See “Strategy”. The industry is highly fragmented, with no one competitor or small group of competitors possessing a dominant market position. See “Competition”.

At December 9, 2002 and 2001, the backlog of orders for the distribution companies of this segment amounted to $9.3 million and $8.6 million, respectively. Although any of these orders could be cancelled by the customer prior to shipment, we believe, based upon experience, that substantially all of these orders will be shipped.

In September 2000 Go-Gro deposited the purchase price of approximately $1 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under

Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. It is our intention to either complete the new construction or negotiate with the local authorities to extend or modify the agreement’s deadline. If the construction is not completed or if the deadline is not extended, our investment in the land rights could be impaired.

Go-Gro manufactures a wide range of products, including lamps, recessed lighting fixtures and track lighting fixtures. The raw materials and components essential to Go-Gro’s manufacturing process are purchased from distributors and manufacturers located in various countries as follows: plastic resin (Germany, China, Japan, Thailand, Korea and Taiwan), steel (Korea, Japan, Taiwan and China), cable (China and Taiwan), light bulbs (China, Taiwan, Germany, Indonesia and Hong Kong) and various other components (China, Europe, U.S., Taiwan and others).

Through Go-Gro, the distribution companies of North America arrange for, and coordinate, the purchase of a significant volume of products from independent Chinese manufacturers. See “Dependence on China”.

We choose our contract manufacturers based on price, quality of merchandise, reliability and ability to meet our timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. Go-Gro or the customer is often required to post a letter of credit prior to shipment.

Go-Gro employees supervise our manufacturing contractors. These employees’ responsibilities include the establishment and ongoing development of close relationships with the manufacturers, setting product and manufacturing standards, performing quality assurance functions including inspection at various stages, tracking costs, performing and/or working with engineering, and oversight of the manufacturing processes. We maintain a quality control and quality assurance program and have established inspection and test criteria for each of our products. These methods are applied by Go-Gro or its agents regularly to product samples in each manufacturing location prior to shipment and shipments are tested for quality control inspection.

United Kingdom

We acquired Ring on July 5, 2000. Ring is a wholesaler and distributor headquartered in Leeds, England consisting of seven principal trading companies comprising three operating divisions: Ring Lighting, Ring Automotive and Consumables. These divisions are engaged in the sale of lighting, automotive after-market and industrial consumable products in the United Kingdom.

Ring Lighting, a division of our subsidiary Ring Lamp Company Ltd., sells a product line of lamps and lighting fixtures comparable to that offered by Catalina Industries. These products are sold from warehouse facilities under the Ring trade name or the customers’ label to a variety of retailers in the United Kingdom, including home centers and mass merchandisers. B&Q, a subsidiary of

Kingfisher PLC, is the largest customer of this division. Sales to B&Q comprised 31% and 37% of Ring’s consolidated sales for the years ended September 30, 2002 and 2001, respectively. Ring competes on the basis of service, product range and price, and does not believe any competitor has a dominant position in the lighting markets it serves. The lighting division comprised 62% of Ring’s consolidated sales for the years ended September 30, 2002 and 2001. Lighting fixtures and lamps accounted for 90% and 10%, respectively, of sales for the year ended September 30, 2002.

Ring Automotive consists of the automotive division of Ring Lamp Company Ltd. and four other subsidiaries: Grove Products (Caravan Accessories) Ltd., Lighten Point Corporation Europe Ltd., Lancer Products Ltd. and BMAC Ltd. These companies sell an extensive line of products under each company’s trade name or under the customers’ label, to the caravan, train and automotive aftermarket. Products sold include replacement headlights, antennas, security devices, caravan accessory systems, flasher units and relays, windshield wiper blades and wash systems, engine and suspension components and other automotive electrical components. In addition, BMAC sells lighting used in the manufacture of trains and buses. A number of competitors are present in each segmental market of this division including manufacturers and other U.K. distributors and importers, but we believe that no competitor has a dominant position in these markets other than H Burden Ltd. in the caravan sector. Ring Automotive competes on the basis of service, product range and price. The automotive division comprised 29% and 28% of Ring’s consolidated sales for the years ended September 30, 2002 and 2001, respectively.

Van-Line Ltd. and Arctic Products Ltd. form Ring’s Consumables division. Van-Line is a leading supplier of workshop consumables and brand tools to independent distributors. Arctic Products sells portable pipe freezing equipment and a variety of products for the plumbing and gas industry, including smoke alarms, carbon monoxide detectors, soldering sprays and pressurized air cans. Approximately 9% and 10% of Ring’s consolidated sales were generated in the consumables division for the years ended September 30, 2002 and 2001, respectively.

Ring purchases its products from suppliers (including Go-Gro) located worldwide including China, the United Kingdom and continental Europe, with China being the dominant supply source. Purchases from China suppliers, including Go-Gro, accounted for 48% and 41% of Ring’s purchases for the years ended September 30, 2002 and 2001, respectively. A wide variety of competitors exist for Ring including U.K., European and Chinese manufacturers and other U.K. distributors and importers.

Ring’s business is somewhat seasonal, with slightly more sales occurring in the winter months.

At December 9, 2002 and 2001, Ring’s backlog of orders amounted to $3.8 million and $3.0 million, respectively.

China Manufacturing and Distribution

In addition to its sales to North America, Go-Gro sells directly for its own account primarily to European distributors and retailers and to Ring. Go-Gro manufactures substantially all of the products sold by this segment. China Manufacturing and Distribution is comprised of a dedicated group of individuals who work out of Go-Gro’s Hong Kong office as well as a sales director who resides in continental Europe. Sales were approximately $26.8 million and $31.3 million in 2002 and 2001, respectively. Sales to third parties were $18.1 million and $24.8 million in 2002 and 2001, respectively, while intercompany sales to Ring were $8.7 million and $6.5 million in 2002 and 2001, respectively. At December 9, 2002 and 2001, Go-Gro’s backlog of orders to third parties amounted to $2.7 million and $3.2 million, respectively.

Strategy

Economic and other business factors led to a consolidation in the 1990s in the retail sector for consumer products, with a limited number of large retailers acquiring ever-increasing market shares. We focus on these major retailers, which include home centers, office product superstores, and mass merchandisers. Our strategies to strengthen our relationships and increase our sales with these major retailers include the following:

1.  International Expansion—Many of our U.S.-based retail customers are expanding internationally. We believe these retailers need sophisticated suppliers capable of meeting their worldwide requirements and expanding with them—manufacturers and distributors, such as the Company, possessing global expertise, resources and operations.

We established operations in Canada in 1992 and in Mexico in 1995 to support the international growth of key customers. The acquisition of Ring in July 2000 represented a major step for our global distribution network. We believe Ring strengthens our strategic position by providing both increased access to the U.K. marketplace and an important platform for continental Europe.

2.  Customer-Centric Activities—We attempt to increase our value to our customers and differentiate ourselves from our competition by “customizing” our business for our largest customers. To do so, we:

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

3.  Program Selling—We strive to be the primary source of lighting products to our retailers by offering a complete program of lighting products in a variety of categories. The availability of more than 1,000 styles of such products as outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights—the majority of which are available in several colors or finishes—provides retailers the opportunity to simplify their purchasing function by buying more of their lighting products from us as opposed to using several different suppliers.

4.  Warehouse Supply of Goods—Our warehouses in the United States, the United Kingdom, Canada and Mexico enable us to provide our customers with the advantage of short delivery time. Warehouse sales allow retailers to receive products in days as compared to months for items shipped directly to them from China. Timely deliveries can help to increase the customer’s inventory turns and profits.

Dependence on China

We obtain a very high percentage of the lighting products we sell from factories located in China. We manufacture a portion of these products at Go-Gro and purchase the remainder from independent suppliers.

In fiscal 2002 and 2001, Chinese suppliers, other than Go-Gro, accounted for approximately 47% and 42%, respectively, of the total products we either purchased or manufactured. Shunde Decro No. 1 Lamps Factory Company Limited (“Shunde”) accounted for approximately 14% of the total products we either purchased or manufactured in fiscal 2002 and 12% in fiscal 2001. Purchases from Go-Gro and the top five Chinese independent suppliers comprised 51% and 55% of the total of the products we either purchased or manufactured for fiscal 2002 and 2001, respectively. Other than Shunde, no independent supplier accounted for more than 10% of the total of the products we either purchased or manufactured in 2002 and 2001.

On August 2, 2002, we renewed an agreement with Shunde whereby Shunde agreed to manufacture lighting products for us to be sold in North America and the European Community on an exclusive basis for a two year period beginning October 1, 2002 in return for monthly and annual minimum purchase requirements from us of $1.8 million and $21.6 million, respectively. This agreement can be terminated if we do not meet the agreement’s minimum purchase requirements, at which time the exclusivity clause would cease. Purchases from Shunde amounted to $21.1 million and $18.4 million for the years ended September 30, 2002 and 2001, respectively.

Although we purchase our products from suppliers with whom we maintain close alliances, we believe the same products could be purchased from numerous other Chinese suppliers.

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

We have obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering existing assets of JES in China. The policy is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance. Our net assets in company subsidiaries located in China amounted to $17.2 million at September 30, 2002.

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

Independent Safety Testing and ISO 9001 Certification

As part of our marketing strategy, we voluntarily submit our products to recognized product safety testing laboratories in the countries where we market our products. Such laboratories include Underwriters Laboratories (UL) in the United States, Specialised Technology Resources in Great Britain, Association Nacional de Normalization y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report, which provides a technical description of the product. It also provides our suppliers with procedures to follow in producing the products and periodically conducts inspections at such suppliers’ facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. We do not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

Go-Gro’s manufacturing operations have been certified as meeting ISO 9001 standards. ISO (the International Organization for Standardization) first published its quality assurance and quality management standards in 1987 and updated them in 1994. ISO 9001 standards and certification facilitate international commerce by providing a single set of quality standards for both product and service oriented organizations that are recognized and respected throughout the world.

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

Trademarks and Licenses

On April 26, 1996, we entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments were due quarterly and were based on a percentage of the value of our net shipments of Westinghouse branded products, subject to annual minimum net shipments. This agreement was terminated effective September 30, 2002.

Our own trademarks, Catalina®, Dana® and Illuminada®, are registered in the United States, Canada, China and Mexico as well as in numerous countries in the European Community. In addition, the Ring® trademark is registered in the United Kingdom and most of the European Community.

Employees

As of September 30, 2002 we employed approximately 623 people in the United States, the United Kingdom, Canada and Mexico, and our China operations employed approximately 2,000 people. None of our employees are represented by a collective bargaining unit and we believe that our relationships with our employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

We operate in the United States, the United Kingdom and China, and to a lesser extent, Canada, and Mexico. Our primary operating segments are located in North America, the United Kingdom and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by North America-based operations are made primarily into the United States and Canada. Net sales to external customers by U.K.-based operations are made primarily into the United Kingdom. Net sales to external customers by China-based operations are made primarily into Europe. See Note 17 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of December 13, 2002 with respect to our executive officers:

Name	Age	Position With the Company
Robert Varakian	47	President, Chief Executive Officer and Director
Stephen G. Marble	39	Chief Financial Officer and Secretary

Robert Varakian has served as our President and Chief Executive Officer and as a director of the Company since November 2002. Prior to joining the Company, Mr. Varakian was president of Lectrix LLC, a company he founded in 2000 that focused on small, unique, patented, electric kitchen items. Before founding Lectrix, from 1994 through 1999, he held several positions at Ekco Group, most recently as president of Ekco Housewares from 1997 to 1999.

Stephen G. Marble has served as our Chief Financial Officer and Secretary since November 2002. Before becoming Chief Financial Officer, Mr. Marble served as our Controller from December 2001 to November 2002. Prior to joining the Company, he was the controller at Navix Radiology Systems Inc. in Miami since April 1999. Mr. Marble served as manager in the business process outsourcing group at Arthur Andersen, LLP from April 1998 to March 1999. From 1997 to 1998, he was controller at USA Finance, Inc. From 1993 to 1997, he was assistant controller at Suncoast Savings and Loan Association. From 1992 to 1993, he was assistant controller at Gemini Group Inc., and from 1985 to 1992, he was with Deloitte and Touche, most recently as audit manager.

Item 2.    Properties.

The following table sets forth details about our offices, manufacturing plants and warehouse facilities:

LOCATION	FACILITY	LEASED/OWNED
Catalina Industries/ United States:

Miami, FL	headquarters/office	owned (1)

Tupelo, MS	warehouse	leased

Go-Gro/China:

Hong Kong	office	leased

Shenzhen	warehouse/dormitories	leased
	manufacturing plant/ office warehouse/dormitories	owned (2)

Ring/United Kingdom:

Leeds	office/warehouses	leased

Hyde	office/warehouse	owned

Walsall	office/warehouse	leased

Corby	office/warehouse	leased

Other:

Toronto, Canada	office/warehouse	leased

Mexico City, Mexico	office/warehouse	leased

(1)	Owned subject to a first mortgage.
(2)	We have purchased underlying land use rights, which terminate in 2042.

All of our properties are suitable for our operations.

Item 3.    Legal Proceedings.

During the past few years, we have received a number of claims relating to halogen torchieres we sold to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $262,000 for this contingency as of September 30, 2002. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

We are also involved in a dispute regarding the possible infringement of a registered patent. Management is in the process of negotiating a settlement of this matter, and we have accrued approximately $100,000 as of September 30, 2002. There is no assurance that this matter will be resolved or that the final cost will not be in excess of $100,000.

We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters.

On August 9, 1999, the New York Stock Exchange (“NYSE”) notified us that it had changed its rules regarding continued listing for companies that have shares traded on the NYSE. The new rules changed and increased the requirements to maintain a listing on the NYSE. Through March 31, 2001, we did not meet the new rules, which required a total market capitalization of $50 million and the maintenance of minimum total shareholders’ equity of $50 million. On April 5, 2001, the NYSE announced that it had determined that our common stock should be removed from the list of companies trading on the NYSE. We decided not to appeal the NYSE’s decision. From May 21, 2001 to June 21, 2002, our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the symbol “CALA.OB”. From June 24, 2002 to October 17, 2002, our common stock was listed on the NASDAQ SmallCap Market under the trading symbol “CALA”. Effective October 18, 2002, our common stock commenced trading on the NASDAQ National Market.

The following table presents: (i) the quarterly high and low selling price quotations from the beginning of fiscal 2001 until May 21, 2001, while the common stock was listed on the NYSE; (ii) the quarterly high and low bid prices from May 21, 2001 to June 21, 2002, while the common stock was quoted on the NASD Over-the-Counter Bulletin Board; and (iii) the quarterly high and low bid prices from June 24, 2002 to September 30, 2002, while the common stock was listed on the NASDAQ SmallCap Market. Quotations reflect the inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. All information in the table below preceding the reverse split has been restated retroactively for the reverse stock split.

	High	Low
Fiscal Year Ended September 30, 2001
First Quarter	$16.87	$7.80
Second Quarter	15.30	6.25
Third Quarter	9.50	3.25
Fourth Quarter	11.75	0.65

Fiscal Year Ended September 30, 2002
First Quarter	$5.00	$0.25
Second Quarter	8.90	0.60
Third Quarter	8.74	4.75
Fourth Quarter	8.75	5.55

On December 9, 2002, the closing price of our common stock as listed on the NASDAQ National Market was $9.25. As of December 9, 2002 there were approximately 51 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

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

In November 1998 and December 1999, our Board of Directors authorized the repurchase of up to $2.7 million in shares of our common stock from time to time in the open market or in negotiated purchases. Between such time and August 2000, we repurchased 128,387 shares of our stock for approximately $2.5 million.

In November 2000, the Board of Directors reauthorized a stockholder rights plan by adopting a plan similar to a pre-existing rights plan, which expired on November 20, 2000. Under our new rights plan, a preferred stock purchase right was distributed for each share of common stock outstanding at the close of business on the November 30, 2000 record date and issued in connection with each share issued after such date. The rights were not initially exercisable, but upon the occurrence of certain takeover-related events, the holders of the rights (other than an adverse or acquiring person, or group thereof), under certain circumstances, had the right to purchase additional shares of our stock (or, in some cases, stock of the acquiring entity) at a discount to the then market price. The rights were redeemable by us at any time, and would otherwise have expired on November 20, 2005. The thresholds for triggering the rights plan was a person (as defined in the rights plan) acquiring 21% of our outstanding stock or a declaration by the Board of Directors that a person is an “adverse person” as defined in the rights plan, and the exercise price of the rights was $85. We redeemed and cancelled this shareholders’ rights plan in connection with the July 23, 2001 capital infusion consummated with an affiliate of Sun Capital Partners, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Item 6.    Selected Financial Data.

	At or For the Years Ended September 30,
	2002(1)	2001(2)	2000(3)	1999(4)	1998
	(in thousands, except per share data)
Net sales	$220,266	$234,786	$202,630	$176,561	$161,860
Net income (loss)	$859	$(18,347)	$2,845	$6,489	$1,102
Basic earnings (loss) per share	$0.18	$(10.22)	$2.01	$4.60	$0.77
Diluted earnings (loss) per share	$0.18	$(10.22)	$1.84	$3.98	$0.74
Total assets	$131,214	$146,097	$167,971	$101,897	$98,960
Long-term borrowings	$32,414	$51,240	$6,888	$24,774	$28,224

On April 8, 2002, the Company effected a one-for-five reverse stock split. Earnings (loss) per share amounts have been restated retroactively for the reverse stock split. Certain amounts presented above for prior years have been reclassified to conform to the current year’s presentation. No cash dividends were declared during the five-year period ended September 30, 2002.

(1)
Includes $624,000 in severance, a net charge of $869,000 related to the sale of property and equipment, and a $959,000 charge from a litigation settlement, as well as $216,000 of income from the settlement of an insurance claim.

(2)
Includes a $2.6 million charge to settle executive management contracts, $1.2 million in severance and office closing costs, other income of $714,000 from the settlement of litigation and a provision of $5.0 million for a valuation allowance on deferred tax assets.

(3)
Includes a $500,000 charge to close the Boston office, a $788,000 charge related to the reorganization of executive management and assets and liabilities acquired upon the acquisition of Ring on July 5, 2000 and the operating results for Ring for the period July 5, 2000 to September 30, 2000. Long-term borrowings reflect the classification of all borrowings under our $75 million credit facility as current liabilities at September 30, 2000.

(4)
Reflects the reversal of a $2.7 million provision for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

Sun Transaction

During our fiscal year ended September 30, 2001 we experienced significant declines in sales, gross profit, profitability and liquidity due primarily to economic and competitive conditions in the United States and the United Kingdom. As a result of quarterly net losses, we were unable to comply with the financial covenants under our $75 million credit facility with a bank syndicate group for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001, but were able to obtain credit facility amendments and forbearance agreements that deferred through July 31, 2001 the lenders’ ability to exercise their rights and remedies (including the demand for immediate repayment) for the event of default under the credit facility resulting from the failures to meet the financial covenants.

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“SCH”), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties. See “Liquidity and Capital Resources”.

The Sun Transaction constituted a change of ownership of the Company as defined under Internal Revenue Code Section 382 (“IRC 382”). In general, IRC 382 can limit an entity’s utilization of its net operating loss carry forwards and other anticipated tax return deductions existing at the time the change in ownership occurs. Based upon management’s estimate of the impact of IRC 382 on the Company arising from the Sun Transaction, during the fourth quarter of 2001 we recorded a provision for a valuation allowance of approximately $5.0 million on deferred tax assets that existed as of July 23, 2001.

Results of Operations

In the following comparison of the results of operations, our fiscal years ended September 30, 2002, 2001 and 2000 are referred to herein as “2002”, “2001” and “2000”, respectively.

Comparison of Fiscal Years Ended September 30, 2002 and 2001

Consolidated Results

We had operating income of $9.0 million in 2002 compared to an operating loss of $11.5 million in 2001. The $20.5 million operating income improvement primarily resulted from an increase in gross profit and a significant decrease in selling, general and administrative expenses (“SG&A”). Net income in 2002 was $859,000 or $.18 per diluted share compared to a loss of $18.3 million or $10.22 per diluted share in 2001. The pretax income for 2002 includes a $959,000 charge related to the settlement of a patent lawsuit and a net $869,000 loss related to the disposal of property and equipment, primarily the Tupelo warehouse facility, as well as $216,000 of income from the settlement of an insurance claim. The after-tax effect of these items was $636,000, $576,000 and $136,000, respectively, or $.13, $.12 and $.03 per diluted share, respectively. Without these items we would have earned $1.9 million or $.40 per diluted share.

Net sales for 2002 were $220.3 million, a $14.5 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States and continental Europe, partially offset by an increase in the United Kingdom. Shipments to Kmart during 2002 were $5.2 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002. We are continuing to assess the effect of the bankruptcy proceedings on future sales to Kmart. Continued weakness in the economy and other competitive factors also continue to affect order volume with other North American customers. See “Results by Segment” for further discussion.

Lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 30%, 50%, 15% and 5% of net sales in 2002 compared to 37%, 46%, 13% and 4% in 2001. In 2002 and 2001, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $39.5 million (17.9%) and $40.6 million (17.3%), respectively, of our consolidated net sales. In 2002 and 2001, Home Depot accounted for $29.4 million (13.4%) and $32.2 million (13.7%), respectively, of our consolidated net sales. Sales made from warehouses constituted 64% of our consolidated net sales in 2002, up from 57% in 2001.

Gross profit in total dollars increased from $31.6 million in 2001 to $43.3 million in 2002, and gross profit as a percentage of sales increased from 13.5% in 2001 to 19.7% in 2002. The increase in gross profit as a percentage of sales is primarily attributable to changes in our customer and product mix, a decrease in estimated inventory provisions as well as decreased warehousing and product development costs as a result of our initiatives to lower operating costs.

SG&A for 2002 was $32.7 million, a decrease of $7.3 million from the same period in the prior year. The decrease in SG&A is a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included payroll and related expenses in North America ($1.8 million), the United Kingdom ($992,000), and Hong Kong/China ($392,000), bad debt, preferential payment claims and VAT tax provisions ($1.4 million), depreciation expense ($531,000), travel and entertainment ($597,000), legal, accounting, and professional fees ($352,000), merchandising and displays ($435,000), partially offset by an increase in management fees to our majority shareholder ($402,000).

During 2002 we incurred severance and closing costs of $624,000 compared to $1.2 million in 2001. The costs incurred in 2002 related to the termination of 49 employees primarily in the United States and China as a result of our continuing efforts to restructure the business. The costs incurred in 2001 related to the termination of 75 employees in the United States, the United Kingdom and China ($840,000) and an additional provision related to the 2000 closure of the Boston office ($314,000).

We expensed $2.6 million in the fourth quarter of 2001 in connection with the Sun Transaction and related resolution of obligations under employment agreements with those individuals serving as our chief executive officer, two former executive vice presidents, and chief financial officer at the time of the Sun Transaction.

Litigation settlement of $959,000 in 2002 reflects the final judgment against us in a patent infringement lawsuit. On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against our customer and us on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court’s award of damages. We received the cash collateral for the surety bond net of the judgment amount. Litigation settlement in 2001 related to the favorable settlement of litigation in the United Kingdom.

Interest expense was $6.9 million in 2002 compared to $7.2 million in 2001. The decreased expense is primarily attributable to lower average outstanding borrowings as well as a decrease in variable interest rates partially offset by a higher weighted average interest rate. Average outstanding borrowings and the weighted average interest rate were approximately $50.5 million and 13.0%, respectively, in 2002 compared to $59.1 million and 12.0%, respectively in 2001. Average outstanding borrowings decreased primarily as a result of the sale of the Tupelo warehouse in May 2002 and because the cash we generated during the year from operations was used primarily to pay down debt. Offsetting these items were higher levels of average outstanding subordinated debt issued in connection with the Sun Transaction. The weighted average effective interest rate increased primarily because of the high effective rate associated with the subordinated debt as a result of the amortization of discount and issuance costs. In June 2002, we converted approximately $6 million of subordinated debt to equity. Additional factors which will result in lower interest expense going forward include: (i) the completion of the whitewash procedure in May 2002 (see “Liquidity and Capital Resources—Revolving Credit and Term Loan Facilities”) which resulted in a .5% decrease in our borrowing rate and (ii) a reduction in our margin over the LIBOR and Prime Rates of 2.25% and .50%, respectively, in August 2002 as a result of lower debt level and related lower leverage ratio.

In May 2002, we sold our Mississippi warehouse and substantially all of the equipment to a third party, resulting in a loss on sale of $1.1 million. The net proceeds from the sale, after the pay-off of the bonds, of approximately $3.3 million were used to pay down the Company’s term loans. In addition, we sold two other facilities located in the United Kingdom, which resulted in a net gain on sale of $229,000. The net loss of $869,000 related to the sale of the three facilities was recognized as a loss on disposal of property and equipment.

Other expense was $3,000 in 2002 compared to $107,000 in 2001. The components of other expense in 2002 are equity in loss of unconsolidated joint venture ($219,000) and dividends on Ring preferred stock ($182,000), offset by interest income ($141,000), the net proceeds from the settlement of an insurance claim ($216,000) and other miscellaneous income ($42,000). The two joint ventures in which we were involved were dissolved as of September 30, 2002. The components of other expense in 2001 are dividends on Ring preferred stock ($182,000), equity in loss of unconsolidated joint venture ($94,000) and miscellaneous expense of ($26,000) offset by interest income of ($195,000).

The effective income tax rates for 2002 and 2001 were 33.7% and 2.0%, respectively. The lower effective tax rate for 2001 reflects a $5.0 million provision for a valuation allowance on deferred tax assets existing at the date of the Sun Transaction (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sun Transaction”). Through September 30, 2002, we have not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. Effective October 1, 2002, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States, which could result in an increase in our effective income tax rate.

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

North America

North America had a segment profit in 2002 of $2.0 million before a $1.1 million loss on disposal of a warehouse and related equipment and a $959,000 charge for settlement of litigation ($83,000 segment loss after these non-recurring items) as compared to a segment loss of $7.6 million in 2001. The increase in segment contribution in 2002 is primarily attributable to an improvement in gross profit and decreased SG&A.

Sales by North America to external customers were $87.4 million in 2002, a decrease of $17.8 million from 2001. The decrease in sales is primarily attributable to weakness in the economy and competitive pressures. On January 22, 2002, Kmart Corporation filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois. Our sales to Kmart amounted to $5.5 million and $10.7 million for the years ended September 30, 2002 and 2001, respectively. We have no outstanding receivables from Kmart for the period prior to January 22, 2002, and have resumed shipments subsequent to the bankruptcy filing. In October 2002, we entered into an agreement with a third party to transfer 90% of our risk on receivables from Kmart (up to $200,000 through December 31, 2002 and $400,000 from January 1, 2003 through March 31, 2003) for a fee equal to $48,000. In 2002 and 2001, Home Depot accounted for $29.4 million (33.6%) and $32.2 million (30.7%), respectively, of our North America net sales.

Gross profit for North America was $17.9 million in 2002 compared to $13.7 million in 2001. Gross profit as a percentage of net sales increased from 13.0% in 2001 to 20.5% in 2002. The $4.2 million increase in gross profit between 2002 and 2001 is primarily attributable to a $3.5 million decrease in inventory provisions and a $2.9 million decrease in warehouse and product development costs; additionally, $2.1 million of the gross profit increase primarily resulted from changes in our customer and product mix, offset by a decrease of $4.2 million as a result of the $17.8 million decrease in sales between 2002 and 2001.

On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union effectively bringing port operations to a halt. In October 2002, a Federal court ended the lockout and imposed an 80-day cooling off period pursuant to the Taft-Hartley Act. Because substantially all of the United States’ products are shipped from the Far East to the West Coast, the temporary loss of the use of these ports, as well as the congestion experienced after the termination of the lockout and additional freight charges imposed on us by our carriers will negatively impact our sales and gross profit margin during fiscal year 2003. Additionally, we have received information that our ocean freight rates may increase significantly when our current contract expires in April 2003.

In 2002 we recorded estimated inventory provisions of $1.2 million compared to $4.7 million in 2001. Gross inventory of finished products was $13.3 million at September 30, 2002 compared to $17.8 million at September 30, 2001. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow-moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. Any need to further increase our inventory allowance could significantly adversely impact our future gross profits.

Presently, most major U.S. customers purchase from Catalina Industries primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Catalina Canada customers purchase approximately 50% on a direct basis and 50% from the warehouse. Substantially all of Mexico’s sales are from the warehouse. Direct ship customers receive their goods directly from our factory in China or from other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the seven-year period commencing fiscal 1995, when Catalina Industries’ warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 18% for 2002. As a result of this decline, on May 6, 2002, the building and substantially all the equipment in the building were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized during the quarter ended March 31, 2002 as loss on disposal of warehouse and related equipment.

SG&A decreased from $20.3 million in 2001 to $15.0 million in 2002. Expense categories where we had significant decreases include salary and benefits ($1.2 million), provisions for bad debt and preferential payment claims ($1.0 million), merchandising costs ($435,000), costs associated with the discontinued Chile and Argentina operations ($451,000), travel and entertainment ($321,000), depreciation ($217,000), legal and professional ($300,000), and royalties ($180,000).

Salary and benefits have decreased as a result of our ongoing efforts to reduce employee headcount and make our cost structure commensurate with our revenue. Provisions for bad debt are made based on our evaluation of the collectability of our accounts receivable. We believe our accounts receivable become uncollectable primarily as a result of customers filing for bankruptcy. During 2002, we had one customer file for bankruptcy where we did not incur any loss, while in 2001 the bankruptcy of several of our customers resulted in a charge of $1.2 million. Any need to increase our bad debt reserve in the future will adversely effect our profitability. Other categories with decreases are a result of our ongoing efforts to reduce operating and overhead costs.

United Kingdom

Ring’s segment contribution for 2002 was $3.7 million compared to a loss of $5.7 million is 2001.

Sales in 2002 were $114.8 million compared to $104.8 million in 2001, an increase of 9.5%. In Great British pounds (“GBP”), Ring’s sales increased 7.3%. The remaining increase relates to a change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between 2002 and 2001. During 2002 the average exchange rate was $1.47 for each GBP compared to $1.442 for each GBP in 2001.

The increase in Ring’s sales is primarily attributable to growth in the Lighting and Automotive divisions. This growth was precipitated by a combination of new product offerings, increased business with existing customers and the supply of new and existing products into new markets. During the year sales to Ring’s largest customer fell, partly as a result of some products being transferred to direct supply from Go-Gro (included in China Manufacturing and Distribution) and partly as a result of competitive pressures. This was offset by growth in sales to the other companies within the U.K. home center sector and an across the board rise in the Automotive sector.

Ring’s gross profit for 2002 was $20.8 million compared to $12.8 million in 2001 an increase of $8.0 million or 63%. Gross profit as a percentage of sales increased from 12.2% in 2001 to 18.1% in 2002. The $8.0 million increase in gross profit is a result of changes in Ring’s customer and product mix ($4.4 million), increased sales ($2.1 million), decreased warehouse and operational costs ($773,000), decreased freight expense ($635,000) and decreased inventory provisions ($97,000).

The changes in Ring’s customer and product mix are attributable to new products launches commencing late in 2001 and continuing into 2002 which resulted in growth in sales of outdoor lighting and decorative/flush fittings while customer product line reviews resulted in additional sales of household bulbs and spotlights, generally with higher than average margins. Customer product line reviews also resulted in a decline in the sales of lower margin fluorescent tube lighting, as well as a shifting of lower margin business such as desk lamps to direct importation by competing companies and Go-Gro.

The decrease in warehouse and operational costs is primarily attributable to the implementation of strict cost controls and downsizing, which were implemented in the fourth quarter of 2001.

Freight decreased in the year, despite the increased sales. This was the result of changes in customer and product mix and the full year benefit of changing several carriers in the previous year.

SG&A decreased from $13.1 million in 2001 to $12.8 million in 2002. The decrease in SG&A is primarily attributable to decreased payroll and payroll related costs. In addition, Ring had a decrease in employee termination costs of $578,000.

Interest expense decreased from $5.3 million in 2001 to $4.3 million in 2002 attributable to a lower weighted average interest rate. Interest expense included $3.4 million and $3.9 million in acquisition-related interest in 2002 and 2001, respectively.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s gross profit. Ring’s lighting division purchases a significant portion of its products in U.S. dollars from Chinese manufacturers. Because Ring sells in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. During 2002 the overall effective exchange rates of GBP against the currencies traded in by Ring was roughly comparable to 2001. Beginning in the first quarter of the year ending September 30, 2003, the GBP has increased in value relative to the U.S. dollar. The average exchange rate for the period October 1, 2002 to December 15, 2002 was 1.56 U.S. dollar per GBP compared to an average of 1.47 for the year ended September 30, 2002.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $2.0 million in 2002 compared to $2.1 million in 2001.

Sales in 2002 were $26.8 million compared to $31.3 million in 2001. Intercompany sales to Ring were $8.7 million in 2002 compared to $6.5 million in 2001. Sales to customers in continental Europe, the United Kingdom, and Asia were $12.7 million, $3.0 million, and $2.4 million in 2002, respectively, and $19.1 million, $2.6 million, and $3.1 million in 2001, respectively.

Sales to Ring have increased between 2002 and 2001 as we attempt to direct more of Ring’s purchases to our wholly owned factory. Increasing the factory’s volume reduces fixed factory overhead as a percentage of total manufacturing cost resulting in a lower cost of product for Ring as well as North America. Sales to continental Europe have decreased as one major customer has shifted purchases to alternative suppliers.

Gross profit was $4.6 million in 2002 compared to $5.1 million in 2001. Gross profit as a percentage of sales increased to 17.1% in 2002 compared to 16.2% in 2001, primarily as a result of changes in our customer and product mix.

SG&A was $2.4 million in 2002 compared to $3.0 million in 2001. This decrease is primarily attributable to decreased payroll and related costs, reduced exhibition and trade show activities and related freight expense.

Comparison of Fiscal Years Ended September 30, 2001 and 2000

Consolidated Results

We had a net loss of $18.3 million, or $10.22 per diluted share, in 2001. Net income for 2000 was $2.8 million, or $1.84 per diluted share. Factors contributing to the deterioration in our consolidated operating results in 2001 included:

•
a $9.6 million decline in the gross profit of Catalina Industries, as U.S. sales fell $43.1 million (35%) due to significant weakness in the U.S. economy. Similarly, the operating income contribution of Go-Gro dropped from $8.7 million in 2000 to $4.8 million as Go-Gro’s intercompany sales declined by $30.7 million because of the problems experienced by Catalina Industries.

•
$4.3 million in additional interest expense arising from the incremental borrowings made to acquire Ring and an increase in our effective interest rate as a result of various credit facility amendments.

•	charges amounting to $3.4 million in 2001 relating to the termination of employees throughout the Company, including former members of executive management.

•
the pretax losses generated by our Chile, Argentina and Mexico subsidiaries, which exceeded those for 2000 by $1.5 million. We decided to cease operations in Chile and Argentina during 2001 and to reduce the level of inventories held and scope of warehousing operations in Mexico.

•	a provision of approximately $5.0 million for a valuation allowance on deferred tax assets, which reduced our overall tax benefit.

In addition, our July 5, 2000 acquisition of Ring affects the comparability of current year results to those for 2000. Our 2001 results include the results of Ring for the entire fiscal year, while our 2000 results include Ring’s results only for the period from July 5, 2000 to September 30, 2000. The pretax amounts for Ring included in our consolidated statements of operations for 2001 and 2000 are detailed below (in thousands):

	2001	2000
Net sales	$104,847	$24,529
Gross profit	$12,824	$3,460
Selling, general and administrative expenses	$13,086	$3,776
Employee severance costs	$626	$—
Litigation settlement received	$714	$—
Interest expense	$5,316	$957
Other expenses	$182	$—
Pretax loss	$5,672	$1,273

Net sales for 2001 were $234.8 million, a $32.2 million increase from the prior year. Excluding Ring, net sales for 2001 were $129.9 million, as compared to $178.1 million in 2000. In 2001 sales to U.S. and international customers (excluding Ring) were $78.7 million and $51.2 million, respectively, and in 2000 such sales (excluding Ring) amounted to $121.6 million and $56.5 million, respectively.

Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 37%, 46%, 13% and 4%, respectively, of net sales in 2001 and 55%, 40%, 4% and 1% of net sales, respectively, in 2000. In 2001, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $40.6 million (17.3%) of net sales. In 2001 and 2000, Home Depot accounted for $32.2 million (13.7%) and $47.0 million (23.2%), respectively, of net sales. Sales made from warehouses constituted 57% of our net sales in 2001, up from 31% in 2000 as a result of the Ring acquisition, as substantially all Ring sales are made from warehouses. For 2001 and 2000 net sales to our ten largest customers represented approximately 60% and 69%, respectively, of net sales.

Gross profit decreased by $6.6 million, and decreased as a percentage of sales from 18.8% in 2000 to 13.5% in 2001. The decrease in the gross profit as a percentage of sales is due primarily to the inclusion of $104.8 million in sales from Ring at a gross profit percentage of 12.2%, gross margin erosion for the United States primarily attributable to economic conditions and a weak retail environment and lost contributions from the decrease in U.S. sales. SG&A for 2001 were $40.0 million, an increase of $9.2 million from the prior year. The increase reflects SG&A related to Ring.

We expensed $2.6 million in the fourth quarter of 2001 in connection with the Sun Transaction and related resolution of obligations under employment agreements with the individuals serving as our chief executive officer, two executive vice presidents and our chief financial officer at the time of the Sun Transaction. Pursuant to a reorganization of our executive management structure, in December 1999 we expensed $788,000 to settle the employment contract of another former executive vice president.

In September 2000, we finalized plans to consolidate the functions of our Boston office into the Miami headquarters. We recorded a $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) in September 2000 for the Boston office closure. During 2001 we increased the provision for lease termination costs by $314,000 due to a continuing inability to sublease the Boston office space. Our U.S., U.K. and China operations also terminated 75 employees during 2001, incurring severance costs of $840,000.

Other expenses of $107,000 for 2001 consisted of dividends on Ring preferred stock ($182,000), and other miscellaneous expenses ($177,000) partially reduced by interest income ($195,000) and income from joint ventures ($57,000). Other income of $706,000 in 2000 consisted primarily of interest income ($495,000) and income from joint ventures ($185,000).

Greater interest expense for 2001 reflects the interest on the loans to fund the Ring acquisition, interest on Ring’s revolving loans of $1.4 million and a greater weighted average interest rate.

We recorded a benefit from income taxes of $383,000 on our pretax loss for 2001. The relatively low effective rate of this benefit (2.0%) reflects a $5.0 million provision for a valuation allowance on deferred tax assets existing at the date of the Sun Transaction (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sun Transaction”). Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods. Our effective income tax rate reflects the anticipated tax benefits associated with a 1999 restructuring of our international operations. Should these tax benefits not materialize, we may experience an increase in our effective consolidated income tax rate.

Results By Segment

See Note 17 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

North America

North America had a segment loss in 2001 of $7.9 million as compared to a contribution of $8.3 million in 2000. The decrease in segment contribution in 2001 reflects lower sales and increased inventory provisions.

Sales by North America to external customers were $105.1 million in 2001, a decrease of $46.0 million from 2000. Sales to Home Depot were $32.2 million or $14.8 million less than in 2000 and sales to the office superstores group of customers decreased by $14.1 million. Management believes the sales decline is attributable to a general slowdown in the U.S. retail economy that has affected the purchasing patterns of its major customers.

Gross profit dollars decreased by $16.4 million in 2001 due to the lower sales volume. North America also experienced a drop in its gross profit as a percentage of sales. The lower 2001 gross profit percentage reflects retail pricing pressures and economic conditions.

Approximately $28.8 million of North America sales in 2001 were made from its warehouse as compared to $39.2 million in warehouse sales for 2000. Lower warehouse sales in 2001 stem in part from economic factors but also reflect a trend in North America business. Warehouse sales to U.S. customers have declined in each fiscal year since 1995 when Catalina Industries’ warehouse was constructed in Tupelo, Mississippi and annual warehouse sales were $83.9 million. With the consolidation in the retail sector over the last six years this segment’s customer base is now comprised of fewer, larger retailers that purchase primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. The relative amount of Catalina Industries’ sales made from its warehouse affects its overall gross profit percentage as warehouse sales have historically commanded higher per unit prices than direct sales of the same items. Catalina Industries reduced the operating costs for its warehouse in 2001 as well as in previous fiscal years.

North America began attempting to lower inventory levels significantly during the first quarter of 2001 to generate cash and address the liquidity concerns created by lower sales volumes and operating losses. The continuing weakness in the U.S. economy affected this segment’s ability to effect a major reduction in its inventories during the year, as North America gross inventories before allowances at September 30, 2000 were $20.0 million, as compared to $17.8 million at September 30, 2001. Retail conditions and consumer confidence further weakened after the terrorist attacks in New York City and Washington, D.C. on September 11, 2001. With the dramatic change in market conditions and the U.S. economy in recession, many competing manufacturers and wholesalers began selling off inventories at substantial discounts. Certain retailers went out of business during the year and others were experiencing financial difficulties; we believe retailers in general have become more selective with their inventory purchases. In response to the current retail environment and based upon management’s plans to continue to emphasize overall inventory reductions to improve liquidity, the North America inventory provision increased by $3.4 million from September 30, 2000 to September 30, 2001. The net provision recorded to increase this allowance significantly reduced North America gross profit during 2001.

North America decreased its SG&A by approximately $332,000 in 2001. Decreases in sales-related expenses and certain other expenses were sufficient to offset a $1.1 million provision for uncollectible accounts receivable and preferential payment claims for customers that filed for bankruptcy.

In September 2000, Catalina Industries finalized plans to consolidate the functions of its Boston office into our Miami headquarters. We recorded a $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) in September 2000 for the Boston office closure.

The closing of the Boston office resulted in the termination of two vice-presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or our Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. We continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office during the 2001 fiscal year, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Costs incurred for the Boston office during 2001 and 2000 were $429,000 and $999,000, respectively.

Due to the continuing inability to sublease the Boston office space, we increased the provision for lease termination costs by $314,000 during 2001. North America also terminated 44 employees during the fourth quarter of 2001, incurring severance costs of $189,000 in 2001.

United Kingdom

We acquired Ring on July 5, 2000, and only the results from that date to September 30, 2000 are included in our fiscal 2000 results, as reflected in the table below. The Ring results (in thousands) for the full year ended September 30, 2000 (excluding acquisition costs) are also provided below and discussed for comparison purposes in the paragraphs that follow.

	Ring Amounts Included in Company’s Consolidated Results		Ring Results for the Year Ended Sept 30, 2000
	2001	2000
Net sales	$104,847	$24,529	$116,253

Gross profit	$12,824	$3,460	$17,675

Pretax income (loss) before acquisition costs	$(719)	$(213)	$2,835

Goodwill amortization	1,025	260	N/A
Acquisition related interest costs	3,928	800	N/A

Segment contribution (loss)	$(5,672)	$(1,273)	N/A

Ring’s net sales in U.S. dollars fell 10% from $116.3 million in 2000 to $104.8 million in 2001. However, in terms of GBP, Ring’s sales remained relatively flat, falling only GBP 1.5 million, or 2%. The remaining 8% of Ring’s sales decline in terms of U.S. dollars relates to changes in the average foreign exchange rate (which is used to translate Ring’s results from GBP to dollars) from 2000 to 2001. The average foreign exchange rate in 2000 was $1.565 for each GBP. The GBP experienced devaluation relative to the dollar in 2001 of approximately 8%, as the average exchange rate for 2001 was $1.442 for each pound.

The devaluation of the GBP had both a translation and economic impact on Ring’s gross profit in 2001, which declined in terms of GBP by 21% to GBP 8.8 million in 2001 from GBP 11.2 million in 2000. The majority of the gross profit decrease occurred in Ring’s lighting division, which purchases most of its products in U.S. dollars from Chinese manufacturers. Because Ring sells in GBP, the drop in the GBP relative to the U.S. dollar squeezed Ring’s margin due to an inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective costs of purchasing its goods from China. Highly competitive retail conditions and a less favorable product mix also contributed to Ring’s overall gross profit decline for 2001.

Ring’s SG&A was approximately $1.1 million lower in 2001. Severance costs to terminate 31 employees in 2001 were $626,000. During 2001 Ring received $714,000 from the settlement of litigation.

Ring’s stand alone interest expense on its revolving loan was $680,000 more in 2001 as average borrowings and weighted interest rates increased.

China Manufacturing and Distribution

China Manufacturing and Distribution segment contribution was $2.1 million in 2001 compared to $2.0 million in 2000.

Sales in 2001 were $31.3 million compared to $28.8 million in 2000. Intercompany sales to Ring were $6.5 million in 2001 compared to $1.8 million in 2000. The increase in intercompany sales is attributable to Ring being a third party customer prior to Catalina’s acquisition of Ring in July 2000. Sales to Ring prior to July 2000 were $5.0 million. Sales to customers in continental Europe, the United Kingdom, and Asia were $19.1 million, $2.6 million, and $3.1 million in 2001, respectively, and $18.3 million, $5.9 million, and $2.8 million in 2000, respectively. Sales to one customer were $11.5 million and $10.1 million in 2001 and 2000, respectively.

Gross profit was $5.1 million in 2001 compared to $4.6 million in 2000. The increase in gross profit is attributable to the increase in sales. Gross profit as a percentage of sales was 16.2% in 2001 compared to 16.0% in 2000.

SG&A was $3.0 million or 9.6% of sales in 2001 compared to $2.8 million or 9.7% of sales in 2000.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable—Our allowance for doubtful accounts is based on management’s estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in the opinion of management, is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific reserves for customers in bankruptcy and general reserves for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Reserves on Inventories—Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. We establish a general reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes—Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.

We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Goodwill—On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying amount, goodwill will be tested for impairment. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination.

Accrual for Sales Incentives—Our accrual for sales incentives is usually based on certain stated percentages of gross sales, and are recognized as a reduction of gross sale revenue at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. Management sets specific reserves for customers based on contracted amounts and general reserves for the unknown amounts. Should we underestimate the reserve for the unknown allowances, this reserve may need to be significantly increased, which would have a negative impact upon our operations.

Reserves for Product Liability Claims and Litigation—We are subject to various legal proceedings, product liability claims and other claims in the ordinary course of our business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

Liquidity and Capital Resources

We meet our short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, mortgage notes, bonds, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs. Based upon management’s projections and assessment of current market conditions, we believe we will have adequate liquidity to meet our needs for fiscal 2003.

Cash Flows and Financial Condition

During the year ended September 30, 2002, we used funds generated from operations of $11.5 million, proceeds from the sale of property of $9.5 million and cash on hand to pay down debt of $20.8 million and make capital investments of $1.2 million. Availability under our revolving credit facilities increased from $7.9 million at September 30, 2001 to $15.7 million at September 30, 2002.

Accounts receivable balances increased to $33.8 million at September 30, 2002 from $27.8 million at September 30, 2001 primarily as a result of higher sales in August and September 2002 compared to August and September 2001. Inventory levels at September 30, 2002 were $34.5 million, as compared to $37.4 million at September 30, 2001, reflecting our focus on lowering our inventory in each of our principal business segments.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $9.1 million and $10.4 million at September 30, 2002 and 2001, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring’s U.K. facility. The facility consists of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.6 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the United States and the United Kingdom. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

Under English law, a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In addition, lenders providing the financing for the acquisition cannot perfect their collateral interest in the assets of the acquired British company unless such conditions are met. In order to lawfully provide financial assistance, the acquired British company must complete a “whitewash procedure” under English law. In essence, the whitewash procedure requires the following: (1) every director of the acquired British company must make a statutory declaration as to the solvency of the acquired company and its ability to pay its debts for the next twelve months; and (2) the statutory declarations must be accompanied by an independent auditors’ report stating that the auditors are not aware of anything to indicate that the statutory declarations of the directors are not reasonable. In addition, English law requires that the net assets of the acquired British company are not reduced by the financial assistance or, to the extent that the net assets are reduced, the reduction is funded out of distributable profits. “Net assets” and “distributable profits” have prescribed meanings under the statute governing the whitewash procedure. Failure to comply with the whitewash procedure will mean the financial assistance is unlawful, which could result in the acquired British company facing a fine and its directors and managers facing a fine or imprisonment or both. In addition, the transaction constituting the financial assistance together with any security given in contravention of the financial assistance rules may be held by English courts to be void and unenforceable. The financial assistance rules apply to any subsidiaries of the acquired company, which are also involved in providing financial assistance. Until the whitewash procedure was completed, cash flows from Ring could not be used to repay our term loans, and cash payments by Ring to other Company subsidiaries were limited to trade transactions in the normal course of business. On May 30, 2002, the whitewash procedure was completed.

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing the Sun Transaction. Our $75 million credit facility was amended and restructured in connection with the Sun Transaction.

As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amendment to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin (5.1% effective rate at September 30, 2002). The applicable margin is determined by a leverage ratio calculation. At September 30, 2002, the margin on prime rate and LIBOR based loans was 1.50% and 2.5%, respectively. The majority of our borrowings are LIBOR based. Under the amended facility, we were required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002 and are required to meet quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are now repayable in installments aggregating approximately $788,000 on each of December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003, and $17.6 million on December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group’s fee for the amendment consisted of warrants to purchase 70,829 shares of common stock at a price of $.05 per share. The July 23, 2001 amendment to the $75 million credit facility eliminated (as an event of default) a previous requirement of the credit facility that we complete the whitewash procedure. However, the amendment provided that, if the whitewash procedure was not completed by December 31, 2001, then 50 basis points would be added to the facility’s effective interest rate. We did not complete the whitewash procedure by December 31, 2001 and, consequently, the effective interest rate on the credit facility increased. On May 30, 2002, we completed the whitewash procedure, and the loans’ effective interest rate was reduced by 50 basis points.

Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Borrowings, trade letters of credit and bonds outstanding under this arrangement amounted to approximately $1.5 million, $102,000 and $988,000, respectively, at September 30, 2002. Foreign currency forward contracts outstanding and the related usage under the arrangement amounted to $10.9 million and $1.2 million, respectively, at September 30, 2002.

Catalina Canada has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $4.4 million) in the aggregate. The facility matures in December 2004. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro has a 46 million Hong Kong dollars (“HK dollars”) (approximately U.S. $5.9 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit and negotiation of discrepant documents presented under export letters of credit issued by banks. The Hong Kong bank requires Go-Gro to fully collateralize any outstanding borrowing or trade letter of credit with cash, a standby letter of credit or export letters of credit sent for collection and under lien to the bank. The facility is secured by a guarantee issued by us. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At September 30, 2002, Go-Gro had used $1.4 million of this line for letters of credit and there were no borrowings, nor were there any cash deposits outstanding.

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

subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the United States at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

We utilize the revolving portions of our $75 million credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. Because of the completion of the whitewash on May 30, 2002 the U.K. operations are able to make payments on the U.K. term loan. As of December 9, 2002, we had $22.6 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $9 million from September 30, 2002.

Since July 2001, we have significantly reduced our overhead and operating costs in the United States, the United Kingdom and China through personnel reductions and the elimination of discretionary expenditures. As of September 30, 2002, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the 2003 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 may be added to the principal amount of the note. The note holders are also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock.

On June 14, 2002, we entered into a transaction with Sun Catalina Holdings, LLC (“SCH”), an affiliate of Sun Capital Partners, Inc., and SunTrust Bank, Inc. (“SunTrust”) whereby we issued and sold 924,572 and 184,843 shares of common stock to SCH and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As payment for their shares, SCH and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and we were released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction, a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price.

Interest due on the subordinated debt outstanding for the six months ended September 30, 2002, was paid in cash and no additional warrants were issued. We anticipate that we will continue to make cash payments for interest due on the remaining subordinated debt.

Westinghouse License

On April 26, 1996, we entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments were due quarterly and were based on a percent of the value of our net shipments of Westinghouse branded products, subject to annual minimum net shipments. This agreement was terminated effective September 30, 2002. Net sales of Westinghouse branded products amounted to $9.7 million and $16.8 million for the years ended September 30, 2002 and 2001, respectively. We do not believe that the loss of the Westinghouse license will have a material adverse effect on our financial condition or results of operations.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $755,000 at September 30, 2002.

Immediately prior to the closing of the Sun Transaction we had existing employment agreements with our then chief executive officer, two executive vice presidents and our chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under our credit facility has occurred and is continuing. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At September 30, 2002, the remaining amounts due from these individuals totaled $128,000.

Capital Expenditures

In September 2000 Go-Gro deposited the purchase price of approximately $1 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. It is our intention to either begin construction or negotiate with the local authorities to extend or modify the agreement’s deadlines. If the construction is not completed or if the deadline is not extended, our investment in the land rights could be impaired.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. We maintain primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $262,000 for this contingency as of September 30, 2002. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance. Our insurance coverage renews on January 1, 2003. Management has received indications that this expense will increase by between $225,000 and $300,000 per year.

On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against one of our major customers. Lamps Plus filed an Answer and Counterclaim against our customer and us on October 6, 1999 alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court’s award of damages. The final judgment, including related costs is reflected in the financial statements as a $959,000 litigation settlement. In July 2002, we received the cash collateral for the surety bond net of the judgment amount.

We are involved in a dispute regarding the possible infringement of a registered patent. We are in the process of negotiating a settlement on this matter and have accrued approximately $100,000 as of September 30, 2002. There is no assurance that this matter will be resolved or that the final cost will not be in excess of $100,000.

Other Matters

Our ability to import products from China at current tariff levels could be materially and adversely affected if the NTR status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the WTO, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

Ring has a defined benefit pension plan which covers 22 current employees and over approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. We review the plan on a periodic basis, and in the future we may determine to terminate the plan. We anticipate that a termination will require payment of a lump sum equal to the “Minimum Funding Requirement” (“MFR”) shortfall. The most recent estimate as of September 30, 2002 placed the MFR shortfall at approximately $3.3 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003, and should we not terminate our U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.3 million deficit under the MFR method. The accrued liability for the U.K. pension plan was $4.5 million at September 30, 2002.

As of September 30, 2002, Ring Limited had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares of Ring Limited on the basis of two ordinary shares of Ring Limited for every five preference shares. Convertible preference shares representing a minority interest of approximately $969,000 will convert automatically into fully paid ordinary shares on January 1, 2004. The remaining minority interest of approximately $175,000 is not convertible into ordinary shares.

Effective June 24, 2002, our common stock was approved for listing on the NASDAQ SmallCap Market under the trading symbol “CALA”, and effective October 18, 2002, our common stock was approved for listing on the NASDAQ National Market under the same trading symbol.

Impact of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations” and Statement of Financial Accounting No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows for the year ended September 30, 2002.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. As of December 2002, we have not assessed the impact of adopting SFAS 142. Application of the non-amortization provisions of SFAS No. 142 will result in an increase in pretax income of approximately $1.6 million per year. During fiscal 2003, we will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at October 1, 2002, we will record an impairment loss, if any, in the first quarter of fiscal 2003 as a cumulative effect of a change in accounting principle. Such impairment loss could be material.

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), was issued in June 2001. SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions” for the disposal of a “Segment of a Business” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. We do not believe the adoption of this standard will have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not believe the adoption of this standard will have a material impact on our financial statements.

Impact of Inflation and Economic Conditions

Go-Gro has periodically experienced price increases in the costs of raw materials, which reduced Go-Gro’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials prices could have an adverse impact on our net sales and income from continuing operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk

Approximately 88% of our debt at September 30, 2002 (76% at September 30, 2001) is subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt represents $3.7 million (face value) in subordinated notes. The carrying value and market value of our debt at September 30, 2002 were $37.4 million and $37.6 million, respectively. Based upon debt balances outstanding at September 30, 2002, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate would increase our interest expense by approximately $337,000 on an annual basis.

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

We engage in certain hedging activities with respect to foreign currency exposures. See Notes 1 and 19 of Notes to consolidated Financial Statements for additional information regarding derivative instruments and hedging activities.

Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) at fiscal year ends in U.S. dollar equivalents were as follows:

	2002	2001
	(In thousands)
Great British pounds	$9,989	$3,145
Hong Kong dollars	$9,496	$14,175
Canadian dollars	$4,859	$4,415

Our foreign currency risks relative to our significant foreign subsidiaries are as follows:

Ring mainly sells in GBP but pays in U.S. dollars for approximately 43% of the products it purchases. At the time such products are shipped from its suppliers Ring enters into forward foreign exchange contracts to exchange GBP for U.S. dollars, with such contracts maturing on the date payment in U.S. dollars is due. These contracts effectively hedge Ring’s purchases of inventory in U.S. dollars going forward two months. During 2002, Ring began purchasing forward foreign currency contracts for 50% of its expected U.S. dollar denominated inventory purchases going forward three to six months. At September 30, 2002 and 2001, Ring had outstanding forward contracts to exchange GBP for U.S. dollars for GBP 6,523,000 and GBP 3,247,000, respectively. The forward contracts outstanding at September 30, 2002 mature through March 13, 2003, and the contracts outstanding at September 30, 2001 matured through January 15, 2002.

The short term of Ring’s foreign exchange contracts hedging specific purchases, and the fact that only 50% of expected purchases going forward three to six months are hedged, limit their effectiveness as a hedge against a significant depreciation of the GBP against the U.S. dollar over the course of a relatively longer period, such as a year. Consequently, as was the case in 2001, a depreciation of the GBP against the dollar could adversely impact Ring’s gross margins to the extent the increase in the effective cost of goods purchased in U.S. dollars could not be passed on to Ring’s U.K. customers through higher sales prices.

As Ring’s assets, liabilities and transactions are denominated in GBP, Ring’s results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in the GBP relative to the U.S. dollar over the course of 2002 (i.e., in addition to actual exchange experience) would have reduced Ring’s translated net sales by $5.7 million, reduced Ring’s translated segment income from $3.7 million to $1.7 million but would have resulted in an increase of $903,000 in the foreign currency translation gain. These adjusted amounts do not reflect any economic impacts of the devaluation of the GBP on Ring’s sales, margins, results and overall business.

More than 96% of Go-Gro’s sales in 2002 (approximately 82% of which were intercompany) were made in U.S. dollars. Go-Gro purchases in both U.S. dollars and HK dollars. A greater portion of Go-Gro’s sales are in U.S. dollars than its cost of sales and other operating costs; therefore a devaluation of the HK dollar relative to the U.S. dollar could, in the short term, increase Go-Gro’s operating margins and profits assuming its sales prices in U.S. dollars remain firm.

A significant portion of Go-Gro’s assets, liabilities and transactions are denominated in HK dollars. Consequently, Go-Gro’s results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in the HK dollar relative to the U.S. dollar over the course of 2002 (i.e., in addition to actual experience) would not have significantly impacted Go-Gro’s translated sales for 2002, but would have increased their translated segment contribution for 2002 by $750,000, and resulted in an increase in its translation loss of $ 1.4 million for 2002. These adjusted amounts do not reflect any economic impacts of the HK dollar on Go-Gro’s sales, gross profits, results and overall business.

Catalina Canada sells in both U.S. dollars and CDN dollars. Most of Catalina Canada’s goods are purchased from Go-Gro in U.S. dollars. Similar to Ring, a decrease in the CDN dollar relative to the U.S. dollar could adversely impact Catalina Canada’s margins and profitability if the higher effective cost of its products could not be passed on to Catalina Canada’s customers through higher sales prices.

An assumed 10% depreciation of the CDN dollar relative to the U.S. dollar over the course of 2002 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our net sales of $539,000 for 2002 and a $445,000 decrease in consolidated net income. These adjusted amounts do not reflect any economic impacts of the devaluation of the CDN dollars on Catalina Canada’s sales, margins, results, and overall business.

Item 8.    Financial Statements And Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

(All other schedules have been omitted as the related information has either been provided in the notes to consolidated financial statements or is not required or applicable).

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Catalina Lighting, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I and Schedule II of Catalina Lighting, Inc. and subsidiaries for the year ended September 30, 2002. In our opinion, these schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

By:	/s/ GRANT THORNTON LLP
Certified Public Accountants

Miami, Florida
November 15, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Catalina Lighting, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Catalina Lighting, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2001. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Catalina Lighting, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

By:	/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 14, 2001

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$2,657	$4,613
Restricted cash equivalents and short-term investments	—	1,066
Accounts receivable, net of allowances for doubtful accounts of $446 and $1,423, respectively	33,814	27,761
Inventories	34,511	37,425
Other current assets	5,660	5,114

Total current assets	76,642	75,979
Property and equipment, net	18,102	30,227
Goodwill, net	28,282	28,812
Other assets	8,188	11,079

	$131,214	$146,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving credit facilities	$1,477	$7,078
Term loans	3,154	818
Accounts payable	29,498	27,586
Current maturities of bonds payable	—	900
Current maturities of other long-term debt	340	878
Income taxes payable	1,813	455
Accrued employee compensation and benefits	2,481	1,667
Other current liabilities	9,406	10,344

Total current liabilities	48,169	49,726
Revolving credit facilities	11,315	16,366
Term loans	17,574	23,479
Subordinated notes, net of discount	2,804	6,110
Bonds payable	—	4,200
Other long-term debt	721	1,085
Pension and other liabilities	4,959	5,926

Total liabilities	85,542	106,892

Minority interest	1,144	1,073

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value authorized 1,000,000 shares; none issued
Common stock, $.01 par value authorized 20,000,000 shares; issued 4,414,260 shares and 3,304,045 shares, respectively; outstanding 4,285,873 shares and 3,175,658 shares, respectively	44	33
Additional paid-in capital	38,119	34,411
Retained earnings	7,623	6,764
Accumulated other comprehensive income (loss)	1,203	(615)
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	44,528	38,132

	$131,214	$146,097

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended September 30,
	2002	2001	2000
Net sales	$220,266	$234,786	$202,630
Cost of sales	176,965	203,204	164,480

Gross profit	43,301	31,582	38,150
Selling, general and administrative expenses	32,692	40,010	30,817
Severance and office closing costs	624	1,154	500
Executive settlements	—	2,586	788
Litigation settlement	959	(714)	—

Operating income (loss)	9,026	(11,454)	6,045

Other income (expenses)
Interest expense	(6,858)	(7,169)	(2,832)
Loss on disposal of property and equipment, net	(869)	—	—
Other income (expenses)	(3)	(107)	706

Total other expenses	(7,730)	(7,276)	(2,126)

Income (loss) before income taxes	1,296	(18,730)	3,919
Income tax (provision) benefit	(437)	383	(1,074)

Net income (loss)	$859	$(18,347)	$2,845

Earnings (loss) per share
Basic
Earnings (loss) per share	$0.18	$(10.22)	$2.01
Weighted average number of shares	4,755	1,796	1,414
Diluted
Earnings (loss) per share	$0.18	$(10.22)	$1.84
Weighted average number of shares	4,834	1,796	1,683

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at September 30, 1999	7,373,013	$74	$26,927	$22,266		378,200	$(1,210)	$48,057
One-for-five reverse stock split in April 2002	(5,898,403)	(59)	59			(302,560)
Exercise of stock options	123,354	1	1,610					1,611
Common stock issued to outside directors	2,007		28					28
Repurchase of common stock						52,747	(1,251)	(1,251)
Comprehensive income:
Foreign currency translation loss					(461)
Net income				2,845
Total comprehensive income								2,384

Balance at September 30, 2000	1,599,971	16	28,624	25,111	(461)	128,387	(2,461)	50,829
Sale of common stock	1,697,987	17	2,247					2,264
Common stock issued to outside directors	6,087		23					23
Warrants issued with subordinated notes			2,265					2,265
Warrants issued for interest on subordinated notes			49					49
Warrants issued to U.S. bank group			191					191
Stock options issued for executive settlements			1,020					1,020
Redemption of stock rights			(8)					(8)
Comprehensive loss:
Foreign currency translation loss					(15)
Change in unrealized gain (loss) on derivative instrument, net of taxes					(139)
Net loss				(18,347)
Total comprehensive loss								(18,501)

Balance at September 30, 2001	3,304,045	33	34,411	6,764	(615)	128,387	(2,461)	38,132
Warrants issued for interest on subordinated notes			183					183
Warrants issued to a consultant			81					81
Stock options issued to a consultant			24					24
Exercise of stock options	800		5					5
Subordinated notes converted to equity, net	1,109,415	11	3,415					3,426
Comprehensive (loss) income:
Foreign currency translation gain					1,679
Change in unrealized gain (loss) on derivative instrument, net of taxes					139
Net income				859
Total comprehensive income								2,677

Balance at September 30, 2002	4,414,260	$44	$38,119	$7,623	$1,203	128,387	$(2,461)	$44,528

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$859	$(18,347)	$2,845

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Exchange loss (gain)	448	(85)	43
Depreciation and amortization	7,892	7,974	6,132
Provision for doubtful accounts	226	1,105	408
Deferred income tax (benefit) provision	(1,896)	(670)	(463)
Loss (gain) on disposition of property and equipment	869	4	7
Stock options issued for executive settlements	—	1,020	—
Warrants issued for interest on subordinated notes	183	49	—
Interest on subordinated notes added to principal	692	199
Other		—	(53)
Change in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	(4,942)	7,154	1,143
Decrease (increase) in inventories	4,494	15,473	(2,851)
Decrease (increase) in income taxes receivable		—	3,780
Decrease (increase) in other current assets	(580)	1,539	(757)
Decrease (increase) in other assets	1,863	(1,515)	(1,486)
Decrease (increase) in restricted cash equivalents	686	(336)	—
Increase (decrease) in income taxes payable	1,358	(1,159)	—
Increase (decrease) in accounts payable, accrued employee compensation and benefits, and pension and other liabilities	(682)	(7,293)	(676)

Total adjustments	10,611	23,459	5,227

Net cash provided by operating activities	11,470	5,112	8,072

Cash flows from investing activities:
Capital expenditures	(1,181)	(4,794)	(4,295)
Proceeds from sale of property	9,515	190	39
Purchase of minority interest	—	(1,080)	—
Payment for Ring acquisition, net of cash acquired	—	(119)	(33,351)
Decrease (increase) in restricted cash equivalents and short-term investments	894	879	1,872

Net cash provided by (used in) investing activities	9,228	(4,924)	(35,735)

(continued on page 38)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
Supplemental Cash Flow Information

	Years Ended September 30,
	2002	2001	2000
Cash flows from financing activities:
Proceeds from term loans	—	—	30,000
Payments on term loans	(4,224)	(4,074)	(1,244)
Financing cost	(300)	—	—
Net (payments) borrowings under revolving credit facilities	(10,867)	182	4,846
Proceeds from issuance of subordinated notes	—	4,375	—
Repayments of convertible subordinated notes	—	—	(7,600)
Sinking fund redemption payments on bonds	(515)	(880)	(878)
Proceeds from other long-term debt	—	323	—
Payments on other long-term debt	(947)	(1,468)	(753)
Payments on bonds payable	(5,100)	(900)	(2,210)
Proceeds from issuance of warrants	—	2,265	—
Payment for redemption of stock rights	—	(8)	—
Payments to repurchase common stock	—	—	(1,251)
Proceeds from issuance of common stock and related income tax benefit	5	2,264	1,611

Net cash provided by (used in) financing activities	(21,948)	2,079	22,521

Effect of exchange rate changes on cash	(706)	37	198

Net increase (decrease) in cash and cash equivalents	(1,956)	2,304	(4,944)
Cash and cash equivalents at beginning of year	4,613	2,309	7,253

Cash and cash equivalents at end of year	$2,657	$4,613	$2,309

Supplemental Cash Flow Information

	Years Ended September 30,
	2002	2001	2000
Cash paid (refunded) for:
Interest	$3,974	$5,664	$2,771

Income taxes	$1,126	$1,420	$(584)

On July 5, 2000, the Company acquired Ring as follows:

Fair value of assets acquired, net of cash and cash equivalents	$70,001
Liabilities assumed	(36,650)

Net cash payment made	$33,351

In June 2002, the Company entered into a transaction whereby it converted $6.0 million of subordinated debt into 1,109,415 shares of common stock. As a result of the transaction, the Company wrote off against paid in capital approximately $2.6 million of discount, deferred loan costs and transaction costs.

During May 2002, the Company granted options valued at $24,000, which it expensed, to an employee of an entity under common control, in exchange for consulting services.

On April 8, 2002, the Company effected a one-for-five reverse stock split. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans, stock warrants and stock rights have been restated retroactively for the reverse stock split, unless otherwise noted.

(continued on page 39)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental Cash Flow Information (continued)

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The Company capitalized $81,000 which represents the fair value of these warrants and is amortizing this amount over the term of the consulting agreement on a straight line basis.

During 2002 and 2001, the Company issued warrants valued at $183,000 and $49,000, respectively, as additional interest expense on subordinated debt.

During the year ended September 30, 2001, the Company issued warrants valued at $191,000 to purchase 70,828 shares of common stock at $0.05 per share to its bank syndicate group in connection with the July 23, 2001 amendment to its $75 million credit facility.

During the years ended September 30, 2001, and 2000, the Company issued 6,087 and 2,007 shares of common stock to its outside directors as compensation for their services. The aggregate market value of the stock issued was $23,000 and $28,000 for 2001 and 2000, respectively.

During the year ended September 30, 2000, the Company incurred capital lease obligations aggregating approximately $427,000 for new office, computer, machinery and warehouse equipment.

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000

1.    Summary of Significant Accounting Policies and Nature of Operations

(a)	The Business

Catalina Lighting, Inc. and subsidiaries (collectively, “Company”) is a United States-headquartered wholesaler, distributor and manufacturer of lamps, lighting fixtures and other products. The Company sells principally in the United States and the United Kingdom to a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in other European countries, Canada, Mexico and other foreign markets.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Catalina Lighting, Inc. and its subsidiaries, Catalina Industries, Inc., Go-Gro Industries, Limited (“Go-Gro”), Ring Limited (“Ring”), Catalina Canada, and other wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)	Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable—The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific reserves for customers in bankruptcy and general reserves for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Reserves on Inventories—Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. The Company establishes a general reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes—Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.

The Company evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Goodwill—On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Accrual for Sales Incentives—The Company’s accrual for sales incentives is usually based on certain stated percentages of gross sales, and are recognized as a reduction of gross sale revenue at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. Management sets specific reserves for customers based on contracted amounts and general reserves for the unknown amounts. Should the Company underestimate the reserve for the unknown allowances, this reserve may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Reserves for Product Liability Claims and Litigation—The Company is subject to various legal proceedings, product liability claims and other claims in the ordinary course of its business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Geographic Risks

A high percentage of the Company’s products are obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company’s business. Because the Company manufactures its products in China and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on the Company’s business, financial condition and results of operations. Included in the Company’s consolidated balance sheet at September 30, 2002 are net assets of $17.2 million of Company subsidiaries located in China. With respect to these assets, the Company maintains $14.4 million in non-cancelable political risk insurance.

(f)	Cash and Cash Equivalents

Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased is considered cash and cash equivalents. The amount of cash and cash equivalents held in foreign bank accounts was $2.3 million and $4.6 million at September 30, 2002 and 2001, respectively.

(g)	Accounts Receivable

The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company’s agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $9.1 million and $10.4 million at September 30, 2002 and September 30, 2001, respectively. The Company’s allowance for doubtful accounts is based on several factors, including management’s estimates of the creditworthiness of its customers, current economic conditions and historical information. In the opinion of management, the allowance for doubtful accounts is believed to be set in any amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company’s earnings.

Ring’s major trading subsidiary has arrangements with two credit insurance companies (“CIC’s”) to transfer the majority of the credit risk related to its receivables for a fee equal to .095% of U.K. billing and .64% of non-U.K. billing. Gross accounts receivable secured under such agreements at September 30, 2002 and 2001 amounted to $23.6 million and $20.7 million, respectively. In addition, certain of the Company’s sales are made to customers who pay pursuant to their own international,

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 2002 and 2001 amounted to $6.9 million and $5.4 million, respectively.

(h)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(i)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or estimated useful lives of the related assets.

(j)	Restricted Cash Equivalents and Short-Term Investments

The Company’s restricted cash equivalents and short term investments at September 30, 2001 represented sinking fund payments on bonds issued to finance a U.S. warehouse and investment income earned on such payments and a $686,000 cash deposit with the Company’s Hong Kong bank held for letters of credit issued on behalf of the Company. As of September 30, 2002, there were no such restricted cash equivalents and short-term investments.

(k)	Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods from twenty to forty years. The Company periodically evaluates the recoverability of recorded costs for goodwill based upon estimations of future undiscounted cash flows from the related acquired companies. Should the Company determine it probable that future estimated undiscounted cash flows from any of its acquired companies will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. Accumulated amortization of goodwill amounted to $6.8 million and $5.1 million at September 30, 2002 and 2001, respectively.

(l)	Capital Leases

Leases that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as the acquisition of assets and assumption of obligations. Accordingly, capitalized leased assets are recorded as property and equipment and the present values of the minimum lease payments are recorded as capital lease obligations under other long-term debt. Depreciation of such assets is computed using the estimated useful lives of the assets and is included in depreciation expense.

(m)	Income Taxes

The Company and its wholly owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company’s Hong Kong, China, Canadian, U.K. and Mexican subsidiaries. The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

(n)	Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the year and common shares issuable under options and warrants exercisable with little or no consideration. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(o)	Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are translated into U.S. dollars as follows: for subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are translated at the exchange rate in effect at the end of the year and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in operations. For subsidiaries where the functional currency is other than the U.S. dollar, all balance sheet accounts are translated at the exchange rate in effect at the end of the year. Income and expense accounts are translated at the average exchange rates in effect during the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity (“other comprehensive income (loss)”). Foreign currency transaction gains and losses are included in operations.

(p)	Stock-Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The pro forma net earnings (loss) per common stock amounts as if the fair value methods had been used are presented in Note 14 of Notes to Consolidated Financial Statements. The Company accounts for stock options issued to non-employees under Statement of Accounting No. 123 “Accounting for Stock Based Compensation”.

(q)	Long-Lived Assets

The Company reviews its long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized, by comparing the fair value of assets to their carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell.

(r)	Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following:

	Years Ended September 30,
	2002	2001	2000
	(In thousands)
Net income (loss)	$859	$(18,347)	$2,845
Foreign currency translation gain and (loss)	1,679	(15)	(461)
Gain (loss) in unrealized loss on derivative instrument, net of taxes	139	(139)	—

Total comprehensive income (loss)	$2,677	$(18,501)	$2,384

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

The foreign currency translation gain (loss) relates to the Company’s U.K. operations. The Company’s investment in such operations is permanent in nature and consequently no adjustment for income taxes was made.

(s)	Revenue Recognition

The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes revenue at the time its products are delivered to the customer or the customer’s carrier, all significant obligations have been satisfied and collection of the resulting receivable is reasonably assured. Any shipping, handling or other costs incurred by the Company associated with the sale are expensed as cost of sales when incurred. Amounts billed to a customer for shipping and handling are reported as revenue.

(t)	Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

(u)	Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), was issued in July 2001. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations”, and Statement of Financial Accounting No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended September 30, 2002.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was also issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the new standard and has not yet determined its impact on its consolidated results of operations, cash flows or financial position. Application of the non-amortization provisions of SFAS No. 142 will result in an increase in pretax income of approximately $1.6 million per year. During fiscal 2003, we will perform a transitional fair value test and if the fair value is less than the recorded value at October 1, 2002, we will record an impairment loss, if any, in the first quarter of fiscal 2003 as a cumulative effect of a change in accounting principle. Such impairment loss could be material.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), was issued in June 2001. SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transitions” for the disposal of a “Segment of a Business” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

(v)	Reverse Stock Split

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans, stock warrants and stock rights have been restated retroactively for the reverse stock split, unless otherwise noted.

(w)	Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

2.    Capital Infusion

On July 23, 2001 the Company obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (SCH), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

In exchange for the $11.8 million, the Company issued SCH 1,697,987 shares of common stock (for $3 million) and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Banks, Inc. (SunTrust). SCH and SunTrust also received the right to obtain warrants exercisable immediately upon receipt at $.05 per share to purchase an additional 780,968 and 330,527 shares, respectively, of the Company’s common stock. See Note 14 for warrants issued in connection with the Sun Transaction. Immediately after the Sun Transaction, SCH owned approximately 53% of the Company’s outstanding common stock. The Company entered into a ten-year agreement with an affiliate of SCH to provide management services to the Company at an annual fee of $500,000. The Company also reimbursed approximately $850,000 in transaction-related expenses incurred by Sun Capital Partners and paid a $400,000 investment banking fee to an affiliate of SCH in connection with the Sun Transaction.

The Company amended and restructured its $75 million credit facility in connection with the Sun Transaction. The net proceeds from the transaction, amounting to $8.9 million, were applied against the revolving loans and term loans under this credit facility. The amendment to this credit facility revised the financial covenants under the facility, reduced required quarterly principal payments on the term loans, reallocated available borrowings between the U.S. and U.K. revolving loans, provide for lump sum repayment of the revolving loans and term loans on December 31, 2003, and limits the Company’s consolidated capital expenditures. See Note 6 of Notes to Consolidated Financial Statements.

The Company had employment agreements with the individuals serving as its chief executive officer, two executive vice presidents and chief financial officer at the time of the Sun Transaction that provided for certain payments to these employees in the event the Company experienced a “change in control”. The Company resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees, which agreements provide in the aggregate for (i) the granting of options to purchase 313,847 shares of common stock at a price of $5.90 per share, and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under the Company’s credit facility has occurred and is continuing. As part of the settlement agreements, the Company obtained covenants not to compete through July 23, 2004. The accompanying Consolidated Statement of Operations for the year ended September 30, 2001 includes a charge of $2,586,000 relating to these settlement agreements.

3.    Acquisition

On July 5, 2000 the Company acquired all of the outstanding ordinary shares and 74% of the convertible preference shares of Ring PLC (“Ring”). Ring is a leading supplier of lighting, automotive aftermarket products and industrial consumables in the United Kingdom. The acquisition, recorded under the purchase method of accounting, included the purchase of 39.6 million ordinary shares at 50 pence per share (approximately U.S. $30.1 million), 7 million convertible preference shares at 20 pence per share (approximately U.S. $2.1 million) plus acquisition costs, resulted in a total purchase price of U.S. $33.8 million. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of Ring’s tangible assets was $21.3 million, which was allocated to goodwill. The goodwill is being amortized over 20 years on a straight-line basis. During 2001 the Company reduced this goodwill by $749,000 reflecting the favorable settlement of tax liabilities.

4. Inventories

Inventories consisted of the following:

	September 30,
	2002	2001
	(In thousands)
Raw materials	$2,383	$2,869
Work-in-progress	440	892
Finished goods	31,688	33,664

	$34,511	$37,425

Inventory allowances amounted to $5.2 million and $6.8 million at September 30, 2002 and 2001, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

5.    Property and Equipment

Property and equipment and related depreciable lives were as follows:

	September 30,		Depreciable lives
	2002	2001
	(In thousands)
Land	$377	$1,707	—
Land use rights	2,578	2,578	47 years
Buildings and improvements	11,797	20,018	5 to 30 years
Leasehold improvements	1,744	2,223	*
Furniture and office equipment	1,625	1,536	3 to 7 years
Computer software and equipment	5,383	5,464	2 to 5 years
Machinery, molds and equipment	13,851	15,691	3 to 15 years
Vehicles	2,116	2,810	4 to 5 years
Other assets	156	156	2 years

	39,627	52,183
Less accumulated depreciation	21,525	21,956

	$18,102	$30,227

Depreciation expense (including the amortization expense of assets under capital leases) for the years ended September 30, 2002, 2001 and 2000 was approximately $3,842,000, $4,914,000 and $4,130,000, respectively.

*	Shorter of remaining term of lease or asset life.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

6.    Revolving Credit and Term Loan Facilities

The Company entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of its U.K. subsidiary, Ring Ltd., and repay and terminate its existing U.S. credit facility and Ring’s U.K. facility. This facility was subsequently amended on July 23, 2001 in connection with a capital infusion to the Company (see Note 2). The facility consists of two term loans originally amounting to $15 million and the Great British Pound (GBP) equivalent of U.S. $15 million (GBP 9.6 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and the United Kingdom of $21.4 million and the GBP equivalent of U.S. $23.6 million, respectively. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets, including 100% of the common stock of the Company’s U.S. subsidiaries and 65% of the stock of the Company’s Canadian and first tier United Kingdom and Hong Kong subsidiaries. The credit facility prohibits the payment of cash dividends or other distributions on any shares of the Company’s common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. The Company pays a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. Borrowings under the facility bear interest, payable monthly at the Company’s option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The interest rate on this facility was 5.1% at September 30, 2002. Under the amended facility, the Company was required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002, and is required to meet revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures are limited under the amendment to $3.75 million. The term loans are repayable in installments aggregating approximately $788,000 on each of December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003, and $17.6 million on December 31, 2003. The revolving loans under the facility mature December 31, 2003. The bank syndication group’s fee for the July 23, 2001 amendment consisted of warrants, valued at $191,000, to purchase 70,828 shares of the Company’s common stock at a price of $.05 per share.

Proceeds from the $75 million credit facility were used in part to fund the Company’s acquisition of Ring, a British company, on July 5, 2000. Under English law, a British company cannot lawfully provide financial assistance for the purpose of the acquisition of its own shares (which would include using its cash flows and other sources of funds to make payments due on debt used to fund its acquisition) unless certain conditions are met. In order to lawfully provide financial assistance, the acquired British company was required to complete a “whitewash procedure” under English law. The whitewash procedure was completed in May 2002. At September 30, 2002 $29.1 million in net assets of Ring were restricted under the credit facility and could not be transferred to the parent company.

Ring has an arrangement with a U.K. bank which is secured by a standby letter of credit issued under the U.K. revolving credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and the bank margin on foreign currency forward contracts and transactions. Borrowings, trade letters of credit and bonds outstanding under this arrangement amounted to $1.5 million, $102,000 and $988,000, respectively, at September 30, 2002. Foreign currency forward contracts outstanding and the related usage under the arrangement amounted to $10.9 million and $1.2 million, respectively, at September 30, 2002.

Catalina Canada has a credit facility with a Canadian company, which provides U.S. dollar and Canadian dollar revolving credit loans of up to 7 million Canadian dollars (approximately U.S. $4.4 million) in the aggregate and matures December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5% (6.0% at September 30, 2002) while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5% (5.25% at September 30, 2002). Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually; however, no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth. At September 30, 2002, $1.3 million in net assets of Catalina Canada were restricted under the credit facility and could not be transferred to the parent company.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Go-Gro, the Company’s Hong Kong subsidiary, has a 46 million Hong Kong dollars (approximately U.S. $5.9 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. The bank requires Go-Gro to fully collateralize outstanding borrowings and trade letters of credit with cash, a standby letter of credit, or export letters of credit sent for collection and under lien to the bank. The facility is secured by a guarantee issued by the parent company. This facility is repayable upon demand and is subject to periodic review by the bank. At September 30, 2002, Go-Gro had used $1.4 million of this line for letters of credit and there were no borrowings. At September 30, 2002, there were no cash deposits and such deposits amounted to $686,000 at September 30, 2001, which was included in restricted cash equivalents in the accompanying Consolidated Balance Sheet.

The Company’s availability under its revolving credit facilities consisted of the following (in thousands):

	September 30, 2002
	U.S./U.K. Facility	Canadian Facility
Total lines of credit	$45,000	$4,414
Less:
Borrowings	(10,975)	(340)
Stand-by letters of credit	(5,495)	—
Trade letters of credit	(1,007)	—
Amount unavailable under borrowing base	(13,903)	(2,018)

Amounts available	$13,620	$2,056

The weighted average interest rate on the current portion of revolving credit facilities was 4.5% and 5.25% at September 30, 2002 and 2001, respectively, and was 5.4% and 8.3% on the current portion of term loans at September 30, 2002 and 2001, respectively.

7.    Bonds Payable

The Company arranged for the issuance in 1995 of $10.5 million in State of Mississippi Variable Rate Industrial Revenue Development Bonds to finance a warehouse located near Tupelo, Mississippi. The bonds were secured by a lien on the land, building, and all other property financed by the bonds. Additional security was provided by a $5.2 million direct pay letter of credit, which was not part of the Company’s $75 million credit facility. In January 1999, the Company entered into an interest rate swap agreement maturing May 1, 2004, to manage its exposure to interest rate movements on the bonds.

In May 2002, the warehouse and substantially all of the equipment were sold to a third party and the interest rate swap agreement was cancelled resulting in a loss on sale of $1.1 million. This loss was recognized as a loss on disposal of property and equipment. The net proceeds from the sale, after the pay-off of the bonds, of approximately $3.3 million were used to pay down the Company’s term loans.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

8.    Subordinated Notes

On July 23, 2001 the Company obtained $11.8 million in additional funding from the issuance of 1,697,987 shares of common stock, $8.8 million in subordinated notes and warrants exercisable immediately upon receipt at $.05 per warrant to purchase an additional 1,111,495 shares of the Company’s common stock (see Note 2). The subordinated notes are due in full on July 23, 2006 and these notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly commencing March 31, 2003. Interest not paid in cash is added to the principal of the notes. The notes are prepayable subject to a premium equal to 5% of the note principal. The holders of the subordinated notes are also entitled to additional warrants to purchase common shares at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid in cash on those notes for the period July 23, 2001 to March 31, 2002, for which the note holders received additional warrants for a total of 94,247 shares of common stock. As a result of the transaction, the Company wrote off against paid in capital approximately $2.6 million of discount, deferred loan costs and transaction costs.

On June 14, 2002, the Company entered into a transaction with SCH and SunTrust whereby it issued and sold 924,572 and 184,843 shares of the Company’s common stock, to SCH and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As a result of the transaction, the Company wrote off against paid in capital approximately $2.6 million of discount, deferred loan costs and transaction costs. As payment for their shares, SCH and SunTrust each surrendered a corresponding amount of subordinated notes and accrued interest, and the Company was released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price. The amount of subordinated debt reflected in the accompanying consolidated balance sheet as of September 30, 2002 and 2001 consisted of the following:

	Principal	Additions to Principal for Interest Not Paid in Cash	Unamortized Discount	Total
	(In thousands)
Balance as of September 30, 2001	$8,800	$199	$(2,889)	$6,110
Additions to principal for interest not paid in cash	—	692	—	692
Discount amortization	—	—	493	493
Conversion of subordinated debt into common stock	(5,400)	(602)	1,511	(4,491)

Balance as of September 30, 2002	$3,400	$289	$(885)	$2,804

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

9.    Other Long-Term Debt

Other long-term debt consisted of the following:

	September 30,
	2002	2001
	(In thousands)
Mortgage note payable monthly through 2004 based on a 15 year amortization schedule with a balloon payment in 2004, bearing interest at 8%, secured by land and building with a net book value of $1.3 million at September 30, 2002.	$755	$828
Borrowings with a U.K. financial institution to finance the purchase of vehicles and equipment, payable monthly, maturing at various dates through 2005, bearing interest at the institution’s base rate plus 1.25%, adjusted monthly (5.25% at September 30, 2002), and secured by vehicles and equipment with a net book value of $233,000 at September 30, 2002.	199	646
Borrowings which financed the purchase of computer equipment in the U.S., maturing in 2003, bearing interest at rates ranging from 8.81% to 10.81% and secured by computer equipment with a net book value of $79,000 at September 30, 2002.	79	246
Other	28	243

Subtotal	1,061	1,963
Less current maturities	(340)	(878)

	$721	$1,085

The aggregate maturities of other long-term debt at September 30, 2002 are as follows (in thousands):

2003	$340
2004	704
2005	17

$1,061

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

10.    Income Taxes

The following table summarizes the differences between the Company’s effective income tax rate and the statutory federal income tax rate:
	Years Ended September 30,
	2002	2001	2000
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	(3.9)	0.4	3.4
Foreign tax rate differential	(39.9)	(0.4)	(18.7)
Goodwill amortization	41.7	2.7	6.2
Provision for IRC 382	—	26.8	—
Other	1.8	2.5	2.5

	33.7%	(2.0)%	27.4%

The income tax provision (benefit) consisted of the following:

	Current	Deferred	Total
	(In thousands)
Year ended September 30, 2002
Federal	$(49)	$(1,967)	$(2,016)
State	—	(50)	(50)
Foreign	2,382	121	2,503

	$2,333	$(1,896)	$437

Year ended September 30, 2001
Federal	$2	$(186)	$(184)
State	20	(88)	(68)
Foreign	265	(396)	(131)

	$287	$(670)	$(383)

Year ended September 30, 2000
Federal	$279	$(377)	$(98)
State	64	70	134
Foreign	1,194	(156)	1,038

	$1,537	$(463)	$1,074

The Sun Transaction in July 2001 constituted a change of ownership of the Company as defined under Internal Revenue Code Section 382 (IRC 382) which can limit the utilization of loss carry forwards and other tax return deductions existing at the time the change in ownership occurs. The deferred tax benefit for 2001 was reduced by a provision of approximately $5.0 million for the estimated impact of IRC 382. The deferred tax benefit for the years ended September 30, 2002 and 2001 included $2,668,000 and $3,423,000, respectively, for the benefits of loss carry forwards.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Income (loss) before income taxes by source consisted of the following:

	Years Ended September 30,
	2002	2001	2000
	(In thousands)
United States	$(5,436)	$(16,662)	$(733)
Foreign	6,732	(2,068)	4,652

	$1,296	$(18,730)	$3,919

The tax effects of each type of temporary difference that gave rise to the Company’s current net deferred tax asset (included in other current assets) is as follows:

	September 30,
	2002	2001
	(In thousands)
Accounts receivable allowances	$955	$1,371
Prepaid expenses	(256)	(245)
Allowances and capitalized costs for inventory	1,163	2,015
Accrued expenses	635	428
Other	55	135
Valuation allowance	(982)	(2,158)

	$1,570	$1,546

The tax effects of each type of temporary difference and carry forward that gave rise to the Company’s net long term deferred tax asset (included in other long term assets) are as follows:

	September 30,
	2002	2001
	(In thousands)
Pension obligation	$1,299	$1,420
Executive settlements	680	483
Depreciation:
U.S. assets	145	(532)
Foreign assets	301	301
U.S. loss and other U.S. carryforwards	6,946	4,218
Foreign tax loss carryforwards	1,668	2,094
Foreign capital loss carryforwards	8,921	8,370
Other	324	295
Valuation allowance	(14,781)	(13,068)

	$5,503	$3,581

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

At September 30, 2002, the Company had $19.2 million in U.S. loss carry forwards for federal income tax return purposes. Utilization of these loss carry forwards, however, is expected to be limited under IRC 382. At September 30, 2002, foreign operating and capital loss carry forwards were $5.1 million and $29.7 million, respectively. The U.S. loss can be carried forward for up to 20 years and the foreign losses must be utilized within the carry forward periods of the international jurisdictions. A valuation allowance has been provided for the majority of the foreign operating and capital tax loss carry forwards as well as a portion of the U.S. loss carry forwards. No valuation allowance was applied to the remaining U.S. loss carryforwards as the Company believes that it is more likely than not that the deferred tax asset will be realized based on estimated future earnings and potential tax planning strategies. The foreign operating and capital losses expire as follows (in thousands):

Year of expiration	Operating losses	Capital losses
2005	$173
2006	421
2007	544
2008	576
2009	646
2010	509
2012	199
Indefinite	2,082	$29,736

	$5,150	$29,736

Through September 30, 2002, the Company has not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable. Beginning with the year ending September 30, 2003, the Company intends to repatriate a portion of the future earnings of certain of its foreign subsidiaries to the United States, which could result in an increase in the Company’s effective income tax rate.

The Internal Revenue Service has started its fieldwork in its examination of the Company’s 1999 U.S. tax return. To date, no adjustments have been proposed. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

11.    Minority Interest

Ring Limited has outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity stockholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares of Ring Ltd. on the basis of two ordinary shares for every five-preference shares. Preference shares representing minority interest of approximately $969,000 on January 1, 2004 automatically will convert into fully paid ordinary shares. The remaining minority interest of approximately $175,000 is not convertible into ordinary shares. The annual amount of dividends is approximately $182,000, which reduced diluted earnings per share by $.04, $.10 and $.03 during the years ended September 30, 2002, 2001 and 2000, respectively.

12.    Pension Benefits

Ring has a defined benefit pension plan (the “plan”) which covers 22 current employees and approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The components of net pension cost for the years ended September 30, 2002 and 2001 and for the period from the date of acquisition of Ring (July 5, 2000) to September 30, 2000 were as follows (in thousands):

	Year Ended September 30, 2002	Year Ended September 30, 2001	July 5, 2000 to September 30, 2000
Service cost	$113	$246	$71
Interest cost	1,135	1,020	248
Amortization of unrecognized net loss	103	—	—
Expected return on plan assets	(910)	(1,030)	(250)

	$441	$236	$69

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets, and the funded status of the plan are as follows (in thousands):

	Year Ended September 30, 2002	Year Ended September 30, 2001
Change in benefit obligation:
Benefit obligation at beginning of period	$23,215	$20,978
Service cost	113	246
Interest cost	1,135	1,020
Benefits paid	(940)	(614)
Participants’ contributions	35	43
Benefit obligation (gain) loss	1,811	1,539
Foreign currency (gain) loss	1,663	3

Benefit obligation at end of period	$27,032	$23,215

	Year Ended September 30, 2002	Year Ended September 30, 2001
Change in plan assets:
Fair value of plan assets at beginning of period	$14,726	$16,140
Actual return on plan assets	(581)	(1,190)
Employer contributions	632	389
Benefits paid	(940)	(614)
Participants’ contributions	35	43
Foreign currency gain (loss)	912	(42)

Fair value of plan assets at end of period	$14,784	$14,726

	September 30,
	2002	2001
Funded status:
Funded status (liability)	$(12,248)	$(8,489)
Unrecognized actuarial loss	7,756	4,083

Net liability recognized	$(4,492)	$(4,406)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

	September 30,
	2002	2001
Accrued benefit liability recognized in the Company’s balance sheet	$4,492	$4,406

The weighted average assumptions used in the actuarial computations that derived the above amounts were as follows:
	2002	2001
Discount rate	4.50%	5.00%
Expected return on plan assets	5.50%	6.25%
Average rate of compensation increase	3.75%	4.00%
Rate of pension benefit increase	2.25%	3.00%

The Company reviews the plan on a periodic basis, and in the future it may determine to terminate the plan. If the Company were to terminate the plan, it is anticipated that this would require accelerated payments based on the “Minimum Funding Requirement” (“MFR”) shortfall. The most recent estimate as of September 30, 2002 placed the MFR shortfall at approximately $3.3 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it appears that this change is not likely to occur before April 2003. Should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules could be significantly greater than the current $3.3 million deficit under the MFR method.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

13.    Earnings (Loss) Per Share

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. Earnings (loss) per share information reflect the reverse stock split for all periods presented. The computation of basic and diluted earnings (loss) per common share (EPS) is as follows (in thousands except per share data):

	Years Ended September 30,
	2002	2001	2000
Basic EPS
Numerator:
Net income (loss) attributable to common stockholders	$859	$(18,347)	$2,845

Denominator:
Weighted average shares outstanding for the year	3,632	1,924	1,521
Effect of warrants*	1,251	—	—
Treasury stock	(128)	(128)	(107)

Weighted average shares used for basic EPS	4,755	1,796	1,414

Basic EPS	$0.18	$(10.22)	$2.01

Diluted EPS
Numerator:
Net income (loss)	$859	$(18,347)	$2,845
Interest on convertible subordinated notes, net of income taxes	—	—	250

Net income (loss) available to common stockholders	$859	$(18,347)	$3,095

Denominator:
Weighted average shares outstanding for the year	3,632	1,924	1,521
Shares upon conversion of convertible subordinated notes	—	—	150
Effect of stock options**	57	—	119
Effect of warrants***	1,273	—	—
Treasury stock	(128)	(128)	(107)

Weighted average shares used for diluted EPS	4,834	1,796	1,683

Diluted EPS	$0.18	$(10.22)	$1.84

*
Represents weighted average shares issuable upon the exercise of warrants with exercise price of $0.05 per share. Weighted average shares issuable upon the exercise of warrants at $.05 per share which were not included in the calculation because they were antidilutive were 223,508 for 2001.

**
The weighted average shares issuable upon the exercise of stock options not included in the calculation because such options were antidilutive were 517,000 (at prices ranging from $5.50 to $31.25), 354,000 (at prices ranging from $5.65 to $53.75), and 46,000 (at prices ranging from $24.40 to $53.75) for 2002, 2001 and 2000, respectively.

***	Weighted average shares issuable upon the exercise of warrants at $.05 per share which were not included in the calculation because they were antidilutive were 223,508 for 2001.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

14.    Common Stock, Stock Options, Stock Warrants and Stock Rights

Common Stock

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. As a result, the number of shares of the Company’s common stock authorized, and issued and outstanding on that day, decreased from 100,000,000 to 20,000,000, and from 16,520,179 to 3,304,045, respectively. Earnings per share and other stock related information in the financial statements reflect the reverse stock split for all periods presented, unless otherwise noted.

In November 2001, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 4,000,000 to 20,000,000, which has been reflected retroactively in the accompanying Consolidated Balance Sheet.

In November 1998 and December 1999, the Company’s Board of Directors authorized the repurchase of up to $2.7 million of common shares of the Company from time to time in the open market or in negotiated purchases. Between such time and August 2000, the Company repurchased 128,387 shares of our stock for approximately $2.5 million.

Stock Options Under Plans

In August 1987, the Company adopted the Stock Option/Stock Appreciation Rights Plan (“Employee Plan”), which provided for the granting of options to officers and other key employees. Under the Employee Plan, the Company and its shareholders authorized the granting of options for up to 350,000 shares of common stock to be granted as either incentive or non-statutory options at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company’s stock. Options generally vested ratably over a three-year period commencing on October 1 following the date of grant and are exercisable with cash or previously acquired common stock of the Company, no later than 10 years from the grant date. With the adoption in November 2001 of the Stock Incentive Plan described below, no further options will be granted under the Employee Plan.

In March 1989, the Company adopted the Non-Employee Director Stock Option Plan (“Director Plan”), which provided for the granting of options for up to 10,000 shares of common stock to non-employee directors. Under the Director Plan, options to purchase 400 common shares were granted annually through 1997 to non-employee directors automatically upon their election to the Board of Directors, which vested upon the serving of a one-year term. The exercise price was the fair market value of the common stock on the date the options were granted. These options were generally exercisable no later than ten years from the date of grant. With the adoption in November 2001 of the Stock Incentive Plan described below, no further options will be granted under the Director Plan.

In March 2000, the Company’s Board of Directors approved a Stock Option Plan (“Broad Based Plan”), which provided for the granting of options to purchase 65,000 shares of common stock at a purchase price equal to the fair market value on the date of grant. The exercise price was the fair market value of the common stock on the date the options were granted. One third of the options became exercisable one year after the date of the grant with one third vesting during each of the following two years. These options were generally exercisable no later than ten years from the date of grant. With the adoption in November 2001 of the Stock Incentive Plan described below, no further options will be granted under the Broad Based Plan.

In November 2001, the Company adopted the Stock Incentive Plan (“Incentive Plan”), which provides for the granting of options to directors, officers, employees, consultants and advisors of the Company and subsidiaries. The number of shares of common stock that may be issued pursuant to the Incentive Plan is 450,000 shares, subject to adjustment as provided in the Incentive Plan. Under the Incentive Plan, participants may receive incentive stock options (“ISO”) or Nonqualified Stock Options at a price determined by the Board of Directors; provided, however, that such price shall not, in the case of an ISO, be less than 100% of the fair market value of the shares on the date of grant. Options generally vest ratably over a four-year period from the date of grant. The option term shall not exceed 10 years from the date of grant. As of September 30, 2002, options for 200,600 shares of common stock remained available for future grants.

In November 2001, the Company adopted the Management Settlement Stock Incentive Plan (the “Settlement Plan”), which provided for the settlement of the Company’s obligations to certain of the Company’s former employees under employment agreements previously entered into between the Company and such employees (see Note 2). The options expire on July 23, 2011. As of September 30, 2002, the options outstanding were fully exercisable, and there are no options available for future grants under this plan.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Transactions and related information for each plan are as follows:

Employee Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 1999	226,181	$14.05
Options exercised	(72,954)	$11.35
Options canceled	(1,240)	$19.65

Options outstanding at September 30, 2000	151,987	$15.25
Options canceled	(116,500)	$15.85

Options outstanding at September 30, 2001	35,487	$13.30
Options canceled	(15,167)	$13.63

Options outstanding at September 30, 2002	20,320	$13.07

Options exercisable at September 30, 2002	20,320	$13.07

Director Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 1999	8,800	$31.70
Options canceled	(4,000)	$31.25

Options outstanding at September 30, 2000	4,800	$32.10
Options canceled	(4,000)	$33.50

Options outstanding at September 30, 2001	800	$25.00
Options canceled	(800)	$25.00

Options outstanding at September 30, 2002	—	—

Options exercisable at September 30, 2002	—	—

Broad Based Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 1999	—	—
Options granted	49,200	$19.69

Options outstanding at September 30, 2000	49,200	$19.69
Options canceled	(15,400)	$19.69

Options outstanding at September 30, 2001	33,800	$19.69
Options canceled	(14,200)	$19.69

Options outstanding at September 30, 2002	19,600	$19.69

Options exercisable at September 30, 2002	13,060	$19.69

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Incentive Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	30,000	$5.90
Options granted	250,600	$8.03
Options exercised	(800)	$5.90
Options canceled	(31,200)	$5.64

Options outstanding at September 30, 2002	248,600	$8.08

Options exercisable at September 30, 2002	25,150	$9.10

Settlement Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	313,847	$5.90

Options outstanding at September 30, 2002	313,847	$5.90

Options exercisable at September 30, 2002	313,847	$5.90

Other Stock Options

On March 4, 1996, the Company issued options to purchase 2,000 shares at $26.90 to a consultant. The options were fully exercisable at September 30, 2002 and expire on March 4, 2006.

On March 12, 1997, the Company issued options to purchase 4,000 shares of common stock at $18.75 per share to new members of the Company’s Board of Directors. The options were fully exercisable at September 30, 2002 and expire on March 12, 2007.

On September 1, 1999, the Company granted to a new employee options to purchase 1,000 shares of common stock at $24.69 per share. The options expire 10 years from the grant date and one-third became exercisable one year after the date of grant with one-third vesting during each of the following two years. At September 30, 2002, the options were fully exercisable.

During fiscal 2000, the Company issued to certain new employees options to purchase 40,800 shares at prices ranging from $20.94 to $21.88 per share, the market value of the Company’s stock on grant date. The options expire 10 years from the grant date. One-third of the options became exercisable one year after the date of the grant with one-third vesting during each of the following two years. At September 30, 2002, there were 27,198 options exercisable.

During fiscal 2001, the Company issued to an employee options to purchase 1,000 shares at $13.75 per share, the market value of the Company’s stock on grant date. The options expire 10 years from the grant date. One-third of the options became exercisable one year after the date of the grant with one-third vesting during each of the following two years. At September 30, 2002, 666 options were exercisable.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Transactions and related information relating to other stock options are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 1999	125,000	$14.20
Options granted	42,800	$21.80
Options exercised	(50,400)	$9.65

Options outstanding at September 30, 2000	117,400	$18.95
Options granted	5,200	$10.30
Options canceled	(45,800)	$15.00

Options outstanding at September 30, 2001	76,800	$20.70
Options canceled	(28,000)	$18.92

Options outstanding at September 30, 2002	48,800	$21.70

Options exercisable at September 30, 2002	34,864	$21.72

The following table summarizes information about all stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 to $1.90	87,600	9.1 years	$ 1.89	15,150	$ 1.90
$3.25 to $4.10	50,000	7.9 years	$ 3.50	—	—
$5.50 to $8.00	356,847	8.9 years	$ 6.05	313,847	$ 5.90
$12.19 to $15.00	53,020	6.3 years	$14.02	23,686	$12.83
$18.75 to $26.90	103,700	7.8 years	$22.44	54,558	$21.56

$1.75 to $26.90	651,167	8.7 years	$ 8.55	407,241	$ 8.25

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield; expected volatility of 96%, 75%, and 62%, risk-free interest rate of 3.8%, 3.7% and 6.4% and an expected term for options granted of five years for 2002 and 2001, and six and a half years for 2000. The weighted average fair value at date of grant of options granted during 2002, 2001, and 2000 was $2.17, $2.85, and $11.80 per option, respectively. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income (loss) and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

	Years Ended September 30,
	2002	2001	2000
Net income (loss)—as reported	$859	$(18,347)	$2,845
Net income (loss)—proforma	$587	$(18,636)	$2,685

Basic earnings (loss) per share—as reported	$0.18	$(10.22)	$2.01
Basic earnings (loss) per share—proforma	$0.12	$(10.38)	$1.90

Diluted earnings (loss) per share—as reported	$0.18	$(10.22)	$1.84
Diluted earnings (loss) per share—proforma	$0.12	$(10.38)	$1.60

Stock Warrants

On January 11, 2002, the Company entered into a three–year consulting agreement with a related party, who is an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The warrant expires on January 24, 2012. Half of the warrants vest on January 24, 2003, and the remainder vest one year later. However, if the Company terminates the consulting agreement without cause, the warrant becomes fully exercisable on the date of such termination. The Company capitalized $81,000 which represents the fair value of these warrants and is amortizing the amount over the term of the consulting agreement on a straight line basis.

In connection with the Sun Transaction on July 23, 2001, the Company issued warrants to purchase 1,111,495 common shares exercisable immediately upon receipt at $.05 per share. Also in connection with the Sun Transaction, the Company issued secured subordinated notes bearing interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ending March 31, 2003 will be added to the principal amount of the note if not paid in cash. The note holders are also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. The interest due on the subordinated notes for the quarters ended June 30, 2002 and September 30, 2002 was paid in cash, and no additional warrants were issued. The Company anticipates that it will continue to make cash payments for interest due.

The Company issued warrants to purchase 70,829 common shares exercisable immediately upon receipt at $.05 per share to its bank syndicate group in connection with the July 23, 2001 amendment of its $75 million credit facility.

Stock Rights

In November 2000, the Company’s Board of Directors reauthorized a stockholder rights plan by adopting a plan similar to a pre-existing rights plan, which expired on November 20, 2000. Under the Company’s new rights plan, a preferred stock purchase right was distributed for each share of common stock outstanding at the close of business on the November 30, 2000 record date and is issued in connection with each share issued after such date. The rights were not initially exercisable, but upon the occurrence of certain takeover-related events, the holders of the rights (other than an adverse or acquiring person, or group thereof), under certain circumstances, had the right to purchase additional shares of Company stock (or, in some cases, stock of the acquiring entity) at a discount to the then market price. The rights were redeemable by the Company at any time, and would otherwise have expired on November 20, 2005. The thresholds for triggering the rights plan was a person (as defined in the rights plan) acquiring 21% of the outstanding stock of the Company or a declaration by the Board of Directors that a person is an “adverse person” as defined in the rights plan, and the exercise price of the rights was $85. The Company redeemed and cancelled this stockholders’ rights plan in connection with the Sun Transaction.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

15. Commitments

The Company leases offices, warehouse facilities, equipment and vehicles under non-cancelable operating leases that expire at various dates through 2019 with the exception of certain U.K. land use rights, which expire in 2073. Certain leases provide for future rent adjustments based on changes in market rates or increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 2002 by fiscal year, were as follows (in thousands):

	Minimum Rental Payments	Minimum Sublease Receipts	Net
2003	$2,976	$170	$2,806
2004	2,419	153	2,266
2005	2,108	137	1,971
2006	1,982	137	1,845
2007	1,687	125	1,562
Thereafter	16,873	213	16,660

	$28,045	$935	$27,110

Total net rental expense for all operating leases amounted to approximately $2.7 million, $3.2 million and $1.9 million for the years ended September 30, 2002, 2001 and 2000, respectively.

In September 2000 the Company’s wholly-owned Hong Kong subsidiary, Go-Gro Industries (“Go-Gro”) deposited the purchase price of approximately $1 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. It is our intention to either complete the new construction or negotiate with the local authorities to extend or modify the agreement’s deadline. If the construction is not completed or if the deadline is not extended, the Company could be forced to write-off its investment of $775,000 in this land parcel which is separate and distinct from the main factory.

On April 26, 1996, the Company entered into a license agreement with Westinghouse Electric Corporation to market and distribute a full range of lighting fixtures, lamps and other lighting products under the Westinghouse brand name in exchange for royalty payments. The royalty payments were due quarterly and were based on a percent of the value of the Company’s net shipments of Westinghouse branded products, subject to annual minimum net shipments. This agreement was terminated effective September 30, 2002.

Ring has employment agreements with 11 of its officers and key employees which provide for notice periods in the case of termination varying from six to 36 months. Their total annual basic salary cost amounts to approximately U.S. $1.4 million. The agreements contain benefit packages including contributions to Ring’s pension plans ranging from 5% to 10% of salary. In addition, most of the agreements contain post-termination restrictive covenants.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

16.    Related Party Transactions

In January 2002, the Company entered into a three-year consulting agreement with a related party, who is an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The warrant expires on January 24, 2012. Half of the warrant vests on January 24, 2003, and the remainder vests one year later. However, if the Company terminates the consulting agreement without cause, the warrant becomes fully exercisable on the date of such termination.

During May 2002, the Company paid $26,000 cash and granted options valued at $24,000, which it expensed, to an employee of an entity under common control, in exchange for consulting services.

On July 23, 2001, the Company entered into a ten-year agreement with an affiliate of the Company’s majority stockholder to provide management services to the Company at an annual fee of $500,000, payable quarterly. This management services expense for the years ended September 30, 2002 and 2001 amounted to $500,000 and $98,000, respectively. As of September 30, 2002 and 2001, the Company had a prepaid management fee balance of $125,000.

The Company leases its Hong Kong office from a company owned by a stockholder of the Company. The lease expires in 2004 but may be extended for an additional year. Rent expense related to this lease was approximately $190,000, $222,000 and $255,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

During the years ended September 30, 2002, 2001 and 2000, Go-Gro, a wholly owned subsidiary of the Company, purchased $795,000, $1.9 million and $2.7 million, respectively, in raw materials from an affiliate which was fifty percent owned by the Company through July 2002.

During the years ended September 30, 2002, 2001 and 2000, Go-Gro purchased $1.3 million, $2.1 million and $2.8 million, respectively, in raw materials from another affiliate which was forty percent owned by the Company. This affiliate ceased operations in June 2002.

17.    Segment Information

During the fourth quarter of fiscal 2002, primarily as a result in the change in our chief operating decision maker in August 2001, we changed the way we manage our business and view our reportable segments. We now manage our business on the basis of three reportable segments, North America, United Kingdom, and China Manufacturing and Distribution.

North America consists of our North American sales and distribution organizations and the supporting China-based sourcing and manufacturing operation. This segment is comprised of the following operating companies:

United States—Catalina Industries, Inc. (“Catalina Industries”)
Canada—Catalina Lighting Canada (1992), Inc. (“Catalina Canada”)
Mexico—Catalina Lighting Mexico S.A. de C.V.
Chile—Catalina Lighting Chile Limitada
Argentina—Catalina Lighting Inc. Sucursal Argentina
China—the manufacturing and sourcing activities of Go-Gro as they relate to intercompany sales

The Chile and Argentina operations were directed and managed from the United States. Because of significant losses, we ceased operations in Chile and Argentina during 2001.

United Kingdom consists of Ring Limited, its seven principal subsidiaries and its parent holding company Catalina International Limited (“Ring”). The Company added the United Kingdom as a primary business segment with the acquisition of Ring on July 5, 2000.

China Manufacturing and Distribution consists of the sale of products manufactured by Go-Gro Industries, Ltd. to primarily continental Europe and to a lesser extent the United Kingdom and Asia.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Intersegment sales represent shipments of finished products sold at prices determined by management. The Company evaluates the performance of its operating segments and allocates resources to them based on net sales and segment contribution. Segment contribution is defined as income (loss) before Parent/holding Company expenses, tax transfer pricing adjustments and income taxes. The segment contribution for the United Kingdom includes the interest expense related to the acquisition of Ring. Prior years’ data has been restated to conform to the current year reportable operating segments presentation. Information on operating segments and a reconciliation to income (loss) before income taxes for the years ended September 30, 2002, 2001 and 2000 are as follows (in thousands):

Net Sales by Business Segment:

	Years Ended September 30,
	2002			2001			2000
	External customers	Intersegment	Total	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$87,378	—	$87,378	$105,135	—	$105,135	$151,118	$—	$151,118
United Kingdom	114,798	—	114,798	104,847	—	104,847	24,529	—	24,529
China Manufacturing and Distribution	18,090	8,738	26,828	24,804	6,495	31,299	26,983	1,820	28,803
Eliminations	—	(8,738)	(8,738)	—	(6,495)	(6,495)	—	(1,820)	(1,820)

Total	$220,266	—	$220,266	$234,786	—	$234,786	$202,630	$—	$202,630

Net Sales by Location of External Customers:

	Years Ended September 30,
	2002	2001	2000
United States	$62,126	$78,740	$121,558
United Kingdom	112,971	102,742	29,436
Canada	22,760	23,303	24,953
Other	22,409	30,001	26,683

Net Sales	$220,266	$234,786	$202,630

Net Sales by Product Class:

	Years Ended September 30,
	2002	2001	2000
Lighting	$177,006	$194,184	$193,065
Automotive after-market	32,547	29,761	6,821
Industrial consumables	10,713	10,841	2,744

	$220,266	$234,786	$202,630

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Segment Contribution:

	Years Ended September 30,
	2002	2001	2000
North America	$(83)	$(7,602)	$8,299
United Kingdom	3,693	(5,673)	(1,274)
China Manufacturing and Distribution	2,047	2,123	2,005

Subtotal for segments	5,657	(11,152)	9,030
Executive settlements	—	(2,586)	(788)
Parent/administrative expenses	(4,361)	(4,992)	(4,323)

Income (loss) before income taxes	$1,296	$(18,730)	$3,919

Interest (Income) Expense (1):
	Years Ended September 30,
	2002	2001	2000
North America	$592	$570	$898
United Kingdom	4,334	5,317	959
China Manufacturing and Distribution	2	(23)	(8)

Subtotal for segments	4,928	5,864	1,849
Parent	1,930	1,305	983

Total interest expense	$6,858	$7,169	$2,832

Total Assets by asset location (2):
	September 30,
	2002	2001
North America (3)	$39,224	$57,235
United Kingdom	73,104	68,368
China	46,220	45,920
Eliminations	(27,334)	(25,426)

Total assets	$131,214	$146,097

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Long-Lived Assets (2), (4):

	September 30,
	2002	2001
North America	$1,755	$10,988
United Kingdom	2,275	3,910
China	14,072	15,329

Total long-lived assets	$18,102	$30,227

Expenditures for Additions to Long-Lived Assets (5), (6);

	Years Ended September 30,
	2002	2001	2000
North America	$61	$124	$1,031
United Kingdom	560	482	580
China	560	4,188	3,111

Total expenditures	$1,181	$4,794	$4,722

(1)	The interest expense shown for each segment includes interest paid or earned on intersegment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.

(2)
China assets include assets related to both the North America and the China Manufacturing and Distribution segments and are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $2,165 and $2,293 at September 30, 2002 and 2001, respectively.

(3)	Total assets for North America include parent/administrative assets.

(4)	Represents property and equipment, net.

(5)	Includes $427,000 in expenditures which were financed via capital lease obligations for the year ended September 30, 2000.

(6)	Includes expenditures for long-lived assets used by both the North America and the China Manufacturing and Distribution segments.

Major Customers

During the years ended September 30, 2002, 2001 and 2000 one customer (included in the North America segment) accounted for 13.4%, 13.7% and 23.2% respectively, of the Company’s net sales. One other customer (primarily included in the United Kingdom segment) accounted for 17.9%, 17.1% and 4.5%, respectively, of the Company’s net sales during the years ended September 30, 2002, 2001 and 2000.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

18.    Severance and Office Closing Costs

In 2002, the Company terminated approximately 49 employees primarily in the United States, Hong Kong and China, incurring severance costs of $624,000.

In September 2000, the Company’s North America (Catalina Industries) business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. A $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

The closing of the Boston office resulted in the termination of two vice presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company’s Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office through March 31, 2001, amounting to $429,000, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Operating costs for the Boston office were approximately $429,000, $999,000 and $905,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

In 2001 Catalina Industries increased its provision for lease termination costs by $314,000 due to a continuing inability to sublease the Boston office space. The Company also terminated approximately 75 employees in 2001 in the United States, the United Kingdom, and China, incurring severance costs of $840,000.

19.    Derivative Instruments and Hedging Activities

The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has subsidiaries in Canada and Mexico and sells its products in these foreign countries. Of the Company’s revenues for the years ended September 30, 2002, 2001 and 2000, 72%, 66% and 40%, respectively, were generated from international customers. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company’s foreign currency risk management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to the Company’s operations and competitive position, because exchange rate changes may affect profitability, cash flows, and business and/or pricing strategies. The Company uses foreign currency forward exchange contracts to partially hedge these risks.

By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counter party to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counter party owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counter party and, therefore, it does not possess repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counter parties.

The Company’s derivatives activities are subject to the management, direction and control and approval of its Board of Directors.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

Fair-Value Hedges

During the years ended September 30, 2002 and 2001, and for the period from July 5, 2000 (acquisition date) to September 30, 2000, the Company’s U.K. subsidiaries entered into forward exchange contracts to hedge the foreign currency exposure of its firm commitments to purchase certain inventories from China and Europe in currencies other than the Great British pound. In addition, during 2002, Ring began purchasing forward foreign currency contracts for 50% of its expected inventory purchases denominated in U.S. dollars going forward three to six months. The forward contracts used in this program mature in six months or less, consistent with the expected purchase commitments.

Cash Flow Hedge

Through May 2002, the Company used an interest-rate swap to convert the variable interest rate bonds payable related to its U.S. warehouse facility into a fixed rate of 5.52%. The swap was cancelled in May 2002 upon the sale of the U.S. warehouse and the repayment of the bonds. The fair value of this cash-flow hedge of $139,000 (loss, net of tax benefit) at September 30, 2001 was included in stockholders’ equity as part of the accumulated comprehensive loss.

20.    Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The Company maintains primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy requires the Company to self-insure for up to $10,000 per incident. Based on experience, the Company has accrued $262,000 for this contingency as of September 30, 2002. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

On September 15, 1999, the Company filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, the Company requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against the Company and its customer on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against the Company on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. The Company appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which the Company posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against the Company but reduced the lower court’s award of damages. The final judgment including related costs is reflected in the financial statements as a $959,000 litigation settlement. In July 2002, the Company received the cash collateral for the surety bond net of the judgment amount.

The Company is involved in a dispute regarding the possible infringement of a registered patent. Management is in the process of negotiating a settlement of this matter and has accrued approximately $100,000 as of September 30, 2002. There is no assurance that this matter will be resolved or that the final cost will not be in excess of $100,000.

The Company is also a defendant in other legal proceedings arising in the course of business. In the opinion of management (based on the advice of counsel) the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or annual results of operations.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

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

Revolving credit facilities, term loans, bonds payable, subordinated notes and other long-term debt:

The fair value of the Company’s revolving credit facilities, term loans, bonds payable, subordinated notes and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.

Estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,657	$2,657	$4,613	$4,613

Restricted cash equivalents and short-term investments	$—	$—	$1,066	$1,066

Accounts receivable, net	$33,814	$33,814	$27,761	$27,761

Revolving credit facilities	$12,792	$12,792	$23,444	$23,444

Term loans	$20,728	$20,728	$24,297	$24,297

Accounts and letters of credit payable	$29,498	$29,498	$27,586	$27,586

Bonds payable	$—	$—	$5,100	$5,318

Subordinated notes	$2,804	$3,004	$6,110	$6,352

Other long-term debt	$1,061	$1,107	$1,963	$2,015

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000 (Continued)

22.    Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter(1)	3rd Quarter(2)	4th Quarter(5)
	(In thousands except per share data)
Fiscal 2002
Net Sales	$56,154	$53,958	$53,351	$56,803
Gross Profit	$9,987	$11,917	$10,431	$10,966
Net Income (Loss)	$(196)	$336	$(409)	$1,128
Earnings (Loss) Per Share:
Basic	$(0.06)	$0.11	$(0.12)	$0.20
Diluted (6)	$(0.06)	$0.07	$(0.12)	$0.20

	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
Fiscal 2001
Net Sales	$64,608	$55,789	$60,548	$53,841
Gross Profit	$10,184	$7,986	$7,977	$5,435
Net Income (Loss)	$(1,899)	$(3,368)	$(2,417)	$(10,663)
Earnings (Loss) Per Share:
Basic	$(1.29)	$(2.29)	$(1.64)	$(3.85)
Diluted	$(1.29)	$(2.29)	$(1.64)	$(3.85)

(1)	Includes a $1.1 million loss on sale of the Tupelo warehouse and equipment as well as $216,000 of income related to the settlement of an insurance claim.

(2)	Includes a charge of $959,000 related to a litigation settlement.

(3)	Includes $714,000 in proceeds from the settlement of litigation.

(4)
Includes a $2.6 million charge to settle executive management contracts, $929,000 in severance and office closing costs and a provision of $5.0 million for a valuation allowance on deferred tax assets.

(5)	Includes an adjustment to the weighted average shares used for calculating basic EPS to include fully vested outstanding warrants exercisable for little or no consideration.

(6)
The sum of the quarters differ from the total for the year ended September 30, 2002 due to the exclusion of antidilutive stock options and warrants in earnings per share calculation in periods with losses.

23.    Subsequent Event

On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union effectively bringing port operations to a halt. In October 2002, a Federal court ended the lockout and imposed an 80-day cooling off period pursuant to the Taft-Hartley Act. Because substantially all of the United States’ products are shipped from the Far East to the West Coast, the temporary loss of the use of these ports, as well as the congestion experienced after the termination of the lockout and additional freight charges imposed on us by our carriers will negatively impact our sales and gross profit margins during fiscal year 2003. Additionally, we have received information that our ocean freight rates may increase significantly when our current contract expires in April 2003.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION

The Company’s credit facilities place restrictions on the amount of assets that may be transferred by Ring, Go-Gro and Catalina Canada to the parent company or other subsidiaries. These restricted net assets totaled $16.6 million, $1.3 million and $29.1 million for the Go-Gro, Catalina Canada and Ring subsidiaries, respectively, at September 30, 2002. The financial information for the Company has been adjusted in this schedule to report Ring, Go-Gro and Catalina Canada on the equity basis of accounting. No cash dividends were paid by these subsidiaries to the parent company, Catalina Lighting, Inc., during the three years ended September 30, 2002.

BALANCE SHEETS

	September 30,
ASSETS	2002	2001
	(In thousands)
Current assets
Cash and cash equivalents	$602	$126
Restricted cash equivalents and short-term investments	—	380
Accounts receivable, net of allowances for doubtful accounts of $194,000 and $962,000, respectively	5,625	4,289
Inventories	5,813	8,597
Income taxes receivable	155	283
Other current assets	1,964	2,370

Total current assets	14,159	16,045
Property and equipment, net	1,680	10,892
Investment in and net amounts due to or from Go-Gro	17,206	21,804
Investment in and net amounts due to or from Catalina Canada	1,820	2,835
Investment in and net amounts due to or from Ring	29,145	32,349
Goodwill, net	4,353	4,515
Other assets	5,502	7,296

	$73,865	$95,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Term loans	$1,500	$818
Accounts payable	760	704
Current maturities of bonds payable	—	900
Current maturities of other long-term debt	158	312
Other current liabilities	3,114	3,788

Total current liabilities	5,532	6,522
Revolving credit facilities	10,975	14,800
Term loans	8,722	23,479
Subordinated notes, net of discount	2,804	6,110
Bonds payable	—	4,200
Other long-term debt	676	860
Other liabilities	628	1,633

Total liabilities	29,337	57,604

Stockholders’ equity
Common Stock	44	33
Additional paid-in capital	38,119	34,411
Retained earnings	7,623	6,764
Accumulated other comprehensive income (loss)	1,203	(615)
Treasury stock	(2,461)	(2,461)

Total stockholders’ equity	44,528	38,132

	$73,865	$95,736

CATALINA LIGHTING, INC. AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION
(Continued)

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2002	2001	2000
	(In thousands)
Net sales	$64,848	$82,106	$126,521
Cost of sales	52,087	75,813	107,866

Gross profit	12,761	6,293	18,655
Selling, general and administrative expenses	12,084	17,941	17,284
Litigation settlement	959	—	—
Severance and office closing costs	302	469	500
Executive settlements	—	2,586	788

Operating income (loss)	(584)	(14,703)	83

Other income (expenses)
Interest expense	(4,617)	(4,140)	(2,331)
Loss on disposal of property and equipment, net	(1,098)	—	—
Equity in income (loss) of Go-Gro	(940)	2,400	4,525
Equity in income of Catalina Canada	27	57	591
Equity in income (loss) of Ring	4,030	(2,809)	(825)
Interest income (expense) on advances to (from) subsidiaries	(31)	(225)	535
Reimbursement of administrative costs by Catalina Canada, Ring and Go-Gro	1,725	794	355
Other income (expenses)	286	27	(52)

Total other income (expenses)	(618)	(3,896)	2,798

Income (loss) before income taxes	(1,202)	(18,599)	2,881
Income tax (provision) benefit	2,061	252	(36)

Net income (loss)	$859	$(18,347)	$2,845

CATALINA LIGHTING, INC., AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION
(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$859	$(18,347)	$2,845

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss (income) of Go-Gro, Catalina Canada and Ring	(3,117)	352	(4,291)
Depreciation and amortization	2,617	2,347	2,810
Deferred income tax (benefit) provision	(2,017)	(274)	(307)
(Gain) loss on disposition of property and equipment	1,098	—	—
Stock options issued for executive settlements	—	1,020	—
Warrants issued for interest on subordinated notes	183	49	—
Interest on subordinated notes added to principal	692	199	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(1,336)	7,668	1,023
Decrease (increase) in inventories	2,784	6,495	3,598
Decrease (increase) in income taxes receivable	128	123	1,399
Decrease (increase) in other current assets	201	336	744
Decrease (increase) in restricted cash equivalents and short term investments	—	350
Decrease (increase) in other assets	1,659	(1,443)	(945)
Increase (decrease) in accounts payable and other liabilities	(1,476)	1,124	247

Total adjustments	1,416	18,346	4,278

Net cash provided by (used in) operating activities	2,275	(1)	7,123

Cash flows from investing activities:
Capital expenditures	(30)	(111)	(580)
Proceeds from sale of property	7,870	—	—
Payment for acquisition of Ring, net of cash acquired	—	(119)	(33,351)
Decrease (increase) in investment in and net amounts due to or from Go-Gro, Catalina Canada and Ring	(41)	(3,680)	7,416
Decrease (increase) in restricted cash equivalents and short-term investments	895	878	1,872

Net cash provided by (used in) investing activities	8,694	(3,032)	(24,643)

CATALINA LIGHTING, INC., AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION
(Continued)

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended September 30,
	2002	2001	2000
	(In thousands)
Cash flows from financing activities:
Proceeds from term loans	—	—	30,000
Payments on term loans	(2,100)	(4,074)	(1,244)
Net (payments) borrowings under revolving credit facilities	(3,825)	358	650
Proceeds from issuance of subordinated notes	—	4,375	—
Payments on convertible subordinated notes	—	—	(7,600)
Sinking fund redemption payments on bonds	(515)	(880)	(878)
Financing cost	(300)	—	—
Payments on other long-term debt	(338)	(425)	(511)
Payments on bonds payable	(5,100)	(900)	(2,210)
Proceeds from issuance of warrants	—	2,265	—
Payments for redemption of stock rights	—	(8)
Payments to repurchase common stock	—	—	(1,251)
Proceeds from issuance of common stock and related income tax benefit	5	2,264	1,611

Net cash provided by (used in) financing activities	(12,173)	2,975	18,567

Effect of exchange rate changes on cash	1,680	(62)	(801)

Net increase (decrease) in cash and cash equivalents	476	(120)	246
Cash and cash equivalents at beginning of year	126	246	—

Cash and cash equivalents at end of year	$602	$126	$246

SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended September 30,
	2002	2001	2000
	(in thousands)
Cash paid (refunded) for:
Interest	$2,444	$3,357	$2,271

Income taxes	$(178)	$(177)	$(1,343)

On July 5, 2000, the Company acquired Ring as follows (in thousands):

Fair value of assets acquired, net of cash and cash equivalents	$70,001
Liabilities assumed	(36,650)

Net cash payment made	$33,351

In June 2002, the Company entered into a transaction whereby it converted $6.0 million of subordinated debt into 1,109,415 shares of common stock. As a result of the transaction, the Company wrote off against paid in capital approximately $2.6 million of discount, deferred loan costs and transaction costs.

        During May 2002, the Company granted options valued at $24,000, which it expensed, to an employee of an entity under common control, in exchange for consulting services.

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans, stock warrants and stock rights have been restated retroactively for the reverse stock split, unless otherwise noted.

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The Company capitalized $81,000 which represents the fair value of these warrants and is amortizing this amount over the term of the consulting agreement on a straight line basis.

During 2002 and 2001, the Company issued warrants valued at $183,000 and $49,000, respectively, as additional interest expense on subordinated debt.

During the year ended September 30, 2001, the Company issued warrants valued at $191,000 to purchase 70,828 shares of common stock at $0.05 per share to its bank syndicate group in connection with the July 23, 2001 amendment to its $75 million credit facility.

During the years ended September 30, 2001, and 2000, the Company issued 6,087 and 2,007 shares of common stock to its outside directors as compensation for their services. The aggregate market value of the stock issued was $23,000 and $28,000 for 2001 and 2000, respectively.

During the year ended September 30, 2000, the Company incurred capital lease obligations aggregating approximately $427,000 for new office, computer, machinery and warehouse equipment.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions	Balance at end of year
Allowance for doubtful accounts—deducted from accounts receivable in the balance sheet:
Year ended September 30, 2002	$1,423	$226	$—	$(1,203)	$446

Year ended September 30, 2001	$791	$1,105	$—	$(473)	$1,423

Year ended September 30, 2000	$793	$408	$—	$(410)	$791

Inventory allowances—deducted from inventory in the balance sheet:
Year ended September 30, 2002	$6,848	$1,856	$—	$(3,541)	$5,163

Year ended September 30, 2001	$2,025	$5,588	$—	$(765)	$6,848

Year ended September 30, 2000	$2,318	$1,300	$—	$(1,593)	$2,025

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 1, 2002, the Board of Directors approved the engagement of Grant Thornton LLP as our independent auditors for the fiscal year ended September 30, 2002, to replace the firm of Deloitte & Touche LLP (“Deloitte”), who were dismissed as our auditors, effective April 29, 2002.

The reports of Deloitte on our consolidated financial statements for the past two fiscal years ended September 30, 2001, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Deloitte’s report for the year ended September 30, 2000 included an explanatory paragraph concerning our ability to continue as a going concern.

In connection with the audits of our consolidated financial statements for each of the last two fiscal years ended September 30, 2001, and in the subsequent unaudited interim period through April 29, 2002 (date of dismissal), there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter in their reports.

During the fiscal years ended September 30, 2001 and 2000 and during subsequent interim periods prior to engaging Grant Thornton, neither we nor any person on our behalf consulted with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Deloitte did not inform us of the existence of any reportable events as defined in Regulation S-X. We have authorized Deloitte to respond fully to any inquiries of Grant Thornton relating to their engagement as our independent accountant.

Deloitte furnished a letter addressed to the Securities and Exchange Commission dated May 1, 2002 agreeing with the above statements. A copy of the letter was filed as an Exhibit to our Report on Form 8-K dated May 1, 2002.

There were no disagreements with Grant Thornton related to the audit for the year ended September 30, 2002.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2003 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2002, or set forth herein in Item 1, “Business—Executive Officers”. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2003 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2002. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2003 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2002. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2003 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2002. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 14.    Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 5, 2002 was conducted by our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Documents Filed as Part of this Report. The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

		Independent Auditors’ Report

		Consolidated Balance Sheets as of September 30, 2002 and 2001

		Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000

		Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2002, 2001 and 2000

		Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules. The following financial statement schedules are included in this Report:

		Schedule I—Condensed Financial Information

		Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2002, 2001 and 2000

	3.	Exhibits. The following exhibits are filed with this Report or incorporated by reference:

Exhibit Number		Description

3.1		Registrant’s Second Amended and Restated Articles of Incorporation, as amended. (1)

3.2		Registrant’s Amended and Restated By-Laws. (1)

10.1	(a)
Third Amended and Restated Revolving Credit and Term Loan Agreement dated July 23, 2001 among the registrant, Catalina International Limited, Ring Limited, SunTrust Bank, and certain other lenders named therein. (1)

10.1	(b)
First Amendment to Third Amended and Restated Revolving and Term Loan Credit Agreement dated as of November 27, 2001, by and between the registrant, Catalina International Limited, Ring Limited, SunTrust Bank and certain other lenders named therein. (2)

10.2		Financing Agreement dated September 20, 2002 between Go-Gro Industries Ltd. and Standard Chartered Bank.

10.3		Loan Agreement, dated as of December 3, 2001, by and between Congress Financial Corporation (Canada) and Catalina Lighting Canada (1992), Inc. / Lumieres Catalina Canada, (1992) Inc. (2)

10.4		Multi-Tenant Commercial Lease dated as of March 12, 1998 between TAG Quattro Inc. and Catalina Lighting Canada Ltd. (3)

10.5		Renewal Mortgage Note by the registrant in favor of SunTrust Bank, Central Florida, National Association, dated October 5, 1998. (4)

10.6		Exclusive Supply Agreement dated August 2, 2002 between the registrant and Shunde Decro No. 1 Lamps Factory Company Limited.

10.7		Amended and Restated Stock Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001. (5)

10.8		Amended and Restated Note Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001. (5)

10.9		Warrant to Purchase Shares of Common Stock by the registrant in favor of Sun Catalina Holdings, LLC, dated July 23, 2001. (5)

10.10		Voting Agreement and Irrevocable Proxy, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, the registrant, and certain shareholders and option holders of the registrant. (5)

10.11		Shareholders Agreement, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and the registrant. (5)

10.12	(a)	Registration Rights Agreement, dated as of July 23, 2001, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and SunTrust Bank. (5)

10.12	(b)	Amendment No. 1 to Registration Rights Agreement, dated as of June 14, 2002, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc. and SunTrust Bank. (6)

10.13		Employment Agreement dated as of July 23, 2001 by and between the registrant and David Sasnett. (1)

10.14		Management Services Agreement dated as of July 23, 2002 by and between the registrant and Sun Capital Partners Management, LLC. (1)

10.15		Separation Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz. (1)

10.16		Separation Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport. (1)

10.17		Termination Agreement and Release dated July 23, 2001 between the registrant and Robert Hersh. (1)

10.18		Termination Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz. (1)

10.19		Termination Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport. (1)

10.20		Termination Agreement and Release dated July 23, 2001 between the registrant and David Sasnett. (1)

10.21	(a)	License Agreement, dated April 26, 1996, by and between Westinghouse Electric Corporation and the registrant. (7)

10.21	(b)	First Amendment to the License Agreement, dated March 29, 1999 between CBS Corporation (formerly Westinghouse Electric Corporation) and the registrant. (8)

10.21	(c)	Second Amendment to the License Agreement, dated February 2, 2001, between Westinghouse Electric Corporation (as assignee) and the registrant. (9)

10.21	(d)	License Agreement by and between Westinghouse Electric Corporation and the registrant, effective as of October 1, 2001. (2)

10.22
Recommended Cash Offers, dated June 1, 2000, by NM Rothschild & Sons Limited on behalf of Catalina International PLC to acquire the whole of the ordinary and convertible preference share capital of Ring PLC. (10)

10.23	(a)	Consulting and Non-Competition Agreement effective as of December 24, 1999 between the registrant and William D. Stewart. (11)

10.23	(b)	Amendment No. 1 to Consulting and Non-Competition Agreement by and between the registrant and William D. Stewart, effective as of January 1, 2002. (12)

10.24
Land Use Agreement, dated April 11, 1995, between Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (formerly known as Shenzhen Jiadianbao Electrical Products Co., Ltd.) and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. (13)

10.25		Registrant’s Stock Incentive Plan. (1)

10.26		Registrant’s Management Settlement Stock Option Plan. (1)

10.27		Warrant to Purchase Shares of Common Stock by the registrant in favor of Robert H. Patterson, dated January 24, 2002. (12)

10.28		Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and Sun Catalina Holdings, LLC. (6)

10.29		Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and SunTrust Banks, Inc. (6)

10.30		Agreement of Purchase and Sale, dated as of April 22, 2002, by and between Catalina Industries, Inc. and Hancock Fabrics, Inc.

16.1		Letter dated May 1, 2002 from Deloitte & Touche LLP regarding change in independent public accountant. (14)

21		Subsidiaries of the registrant.

23		Consent of Grant Thornton LLP.

99.1		Certification by Robert Varakian, President and Chief Executive Officer of the registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification by Stephen G. Marble, Chief Financial Officer of the registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2001.

(2)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, as filed with the SEC on February 14, 2002.
(3)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.
(4)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, as filed with the SEC on February 16, 1999.
(5)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(6)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on June 19, 2002.
(7)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the SEC on May 14, 1996.
(8)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the SEC on May 13, 1999.
(9)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 14, 2001.
(10)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on July 20, 2000.
(11)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 1999, as filed with the SEC on December 29, 1999.
(12)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 7, 2002.
(13)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(14)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on May 2, 2002.

(b)  Reports on Form 8-K:

On July 8, 2002, we filed with the SEC a Current Report on Form 8-K to report the announcement of the U.S. Court of Appeals’ decision regarding our appeal of the Lamps Plus patent infringement judgment.

(c)  Undertaking:

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the “1933 Act”), the undersigned Registrant hereby undertakes as follows, which understanding shall be incorporated by reference into Registrant’s Registration Statements on Form S-8 Nos. 33-23900, 33-33292, 33-62378, 33-94016, and 333-86022.

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

CATALINA LIGHTING, INC.

By:	/s/ ROBERT VARAKIAN
Robert Varakian President and Chief Executive Officer

December 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ ROBERT VARAKIAN Robert Varakian	President and Chief Executive Officer (Principal Executive Officer) and Director	December 19, 2002

By: /s/ STEPHEN G. MARBLE Stephen G. Marble	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2002

By: /s/ KEVIN CALHOUN Kevin Calhoun	Director	December 19, 2002

By: /s/ C. DERYL COUCH C. Deryl Couch	Director	December 19, 2002

By: /s/ MICHAEL KALB Michael Kalb	Director	December 19, 2002

By: /s/ C. DARYL HOLLIS C. Daryl Hollis	Director	December 19, 2002

By: /s/ RODGER R. KROUSE Rodger R. Krouse	Director	December 19, 2002

By: /s/ MARC J. LEDER Marc J. Leder	Director	December 19, 2002

By: /s/ GEORGE REA George Rea	Director	December 19, 2002

By: /s/ PATRICK SULLIVAN Patrick Sullivan	Director	December 19, 2002

By: /s/ CLARENCE E. TERRY Clarence E. Terry	Director	December 19, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Varakian, President and Chief Executive Officer of Catalina Lighting, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Catalina Lighting, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002	/s/ ROBERT VARAKIAN
Robert Varakian President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen G. Marble, Chief Financial Officer of Catalina Lighting, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Catalina Lighting, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002	/s/ STEPHEN G. MARBLE
Stephen G. Marble Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.2	Financing Agreement dated September 20, 2002 between Go-Gro Industries Ltd. and Standard Chartered Bank.

10.6	Exclusive Supply Agreement dated August 2, 2002 between the registrant and Shunde Decro No. 1 Lamps Factory Company Limited.

10.30	Agreement of Purchase and Sale, dated as of April 22, 2002, by and between Catalina Industries, Inc. and Hancock Fabrics, Inc.

21	Subsidiaries of the registrant.

23	Consent of Grant Thornton LLP.

99.1	Certification by Robert Varakian, President and Chief Executive Officer of the registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Stephen G. Marble, Chief Financial Officer of the registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.