Form 10-Q
period 2002-12-31
CATALINA LIGHTING INC
filed 2003-02-14
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Registrant’s Telephone Number, Including Area Code: (305) 558-4777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on February 3, 2003 was 4,286,123.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,742	$2,657
Accounts receivable, net of allowance for doubtful accounts of $543 and $446, respectively	33,210	33,814
Inventories	36,699	34,511
Other current assets	4,520	5,660

Total current assets	76,171	76,642
Property and equipment, net	17,768	18,102
Goodwill, net	28,282	28,282
Other intangible assets, net	2,200	2,634
Other assets, net	6,168	5,554

Total assets	$130,589	$131,214

(Continued on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share data)

	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,487	$29,498
Revolving credit facilities	8,750	1,477
Term loans	20,190	3,154
Current maturities of other long-term debt	235	340
Other current liabilities	13,897	13,700

Total current liabilities	72,559	48,169
Revolving credit facilities	1,483	11,315
Term loans	—	17,574
Subordinated notes	2,863	2,804
Other long-term debt	685	721
Accrued pension and other liabilities	4,872	4,959

Total liabilities	82,462	85,542

Minority interest	1,173	1,144

Stockholders’ equity
Preferred stock, $.01 par value authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value authorized 20,000,000 shares; issued 4,414,260 shares; outstanding 4,285,873 shares	44	44
Additional paid-in capital	38,569	38,119
Retained earnings	9,770	7,623
Deferred compensation	(394)	—
Accumulated other comprehensive income	1,426	1,203
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	46,954	44,528

	$130,589	$131,214

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
Net sales	$56,170	$56,154
Cost of sales	44,591	46,236

Gross profit	11,579	9,918
Selling, general and administrative expenses	7,267	8,224

Operating income	4,312	1,694

Other expenses:
Interest expense	(1,033)	(1,993)
Other income	25	11

Total other income (expenses)	(1,008)	(1,982)

Income (loss) before income taxes	3,304	(288)
Income tax expense (benefit)	1,157	(92)

Net income (loss)	$2,147	$(196)

Weighted average number of shares outstanding
Basic	5,555	3,176
Diluted	5,809	3,176
Earnings (loss) per share
Basic	$0.39	$(0.06)
Diluted	$0.37	$(0.06)

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,147	$(196)
Adjustments for non-cash items	892	1,751
Change in assets and liabilities	101	1,283

Net cash provided by operating activities	3,140	2,838

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(366)	(190)
Proceeds from sale of property and equipment	108	141
Decrease (increase) in restricted cash equivalents and short-term investments	—	(2)

Net cash used in investing activities	(258)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(144)	(312)
Net payments on revolving credit facilities	(2,553)	(3,791)
Payments on term loans	(802)	(203)
Sinking fund redemption payments on bonds payable	—	(225)

Net cash used in financing activities	(3,499)	(4,531)

Effect of exchange rate changes on cash	(298)	16

Net decrease in cash and cash equivalents	(915)	(1,728)
Cash and cash equivalents at beginning of period	2,657	4,613

Cash and cash equivalents at end of period	$1,742	$2,885

Supplemental Cash Flow Information

	Three Months Ended December 31,
	2002	2001
	(In thousands)
Cash paid (refunded) for:
Interest	$686	$948
Income taxes	$161	$(142)

During the three months ended December 31, 2001, the Company issued warrants valued at $36,000 as additional interest expense on subordinated debt.

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Catalina Lighting, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 2002 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended December 31,
	2002	2001
	(In thousands)
Net income (loss)	$2,147	$(196)
Foreign currency translation gain (loss)	223	(238)
Change in unrealized loss on derivative instrument, net of taxes	—	19

Total comprehensive income (loss)	$2,370	$(415)

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principles. As of December 31, 2002, the Company had not fully assessed the impact of adopting SFAS 142. Application of the non-amortization provisions of SFAS 142 will result in an increase in pretax income of approximately $1.6 million per year ($396,000 for the quarter ended December 31, 2002). The Company is in the process of completing a transitional fair value based impairment test. Preliminary results indicate that there will be no impairment of recorded goodwill. Should final results differ, the Company would need to report any such impairment loss.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of the statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS 123. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the second quarter of its year ending September 30, 2003.

In December 2002, the FASB issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FIN 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements; and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not believe FIN 45 will have a material effect on its financial statements.

Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

Reverse Stock Split

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans, stock warrants and stock rights has been restated retroactively for the reverse stock split, unless otherwise noted.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2. Inventories

Inventories consisted of the following:

	December 31, 2002	September 30, 2002
	(In thousands)
Raw materials	$2,977	$2,383
Work-in-progress	702	440
Finished goods	33,020	31,688

Total inventories	$36,699	$34,511

3. Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS 142 (see note 1 above), which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standards require that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on October 1, 2002 and is in the process of completing a transitional fair value based impairment test. Preliminary results indicate that there will be no impairment of recorded goodwill. Should final results differ, the Company would need to report any such impairment loss. Under SFAS 142, any impairment adjustment would be reflected as a cumulative effect of change in accounting principles. In accordance with the provisions of SFAS 142, the Company will no longer record annual amortization of goodwill of approximately $1.6 million per year.

SFAS 142 requires the allocation of purchase price, including goodwill, at a reporting unit level, which is defined as “an operating segment or one level below an operating segment”.

In connection with adopting SFAS 142, the Company also reassessed the identification of intangible assets and determined that the Company has no identifiable intangible assets related to its past acquisitions. The components of the Company’s other intangible assets subject to amortization are as follows:

		December 31, 2002		September 30, 2002
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Years)	(In thousands)
Merchandising costs and other	1	$1,792	$1,287	$1,840	$1,212
Financing costs	2	3,326	1,943	3,290	1,646
Non-compete	2	600	288	600	238

		$5,718	$3,518	$5,730	$3,096

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Amortization expense for intangible assets during the first quarter of the year ending September 30, 2003 was $467,000. The following table provides information regarding estimated amortization expense for each of the following years ended September 30 (in thousands):

2003	$1,807
2004	625
2005	136
2006	99

The following table adjusts earnings per share for the adoption of SFAS 142:

	Three Months Ended December 31,
	2002	2001
Reported net income (loss)	$2,147	$(196)
Goodwill amortization, net of income tax effect	—	326

Adjusted net income	$2,147	$130

Basic and diluted earnings per share:

	Three Months Ended December 31,
	2002		2001
	Basic	Diluted	Basic	Diluted
Reported net earnings (loss)	$0.39	$0.37	$(0.06)	$(0.06)
Goodwill amortization, net of income tax effect	—	—	0.10	0.10
Effect of including warrants and options previously anti-dilutive	—	—	(.01)	(.01)

Adjusted net earnings	$0.39	$0.37	$0.03	$0.03

4. Revolving Credit Facility

The Company has a $75 million credit facility which funded the Company’s acquisition of Ring Limited and provides funds through revolving facilities for the Company’s U.S. and U.K. operations. The facility matures on December 31, 2003, and accordingly all amounts due have been classified as current liabilities at December 31, 2002.

5. Segment Information

Information on operating segments and a reconciliation to income (loss) before income taxes for the quarters ended December 31, 2002 and 2001 are as follows (in thousands):

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Net Sales by Business Segment:

	Three Months Ended December 31,
	2002			2001
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$17,980	—	$17,980	$20,502	—	$20,502
United Kingdom	33,858	—	33,858	29,985	—	29,985
China Manufacturing and Distribution	4,332	3,356	7,688	5,667	2,009	7,676
Eliminations	—	(3,356)	(3,356)	—	(2,009)	(2,009)

Total	$56,170	—	$56,170	$56,154	—	$56,154

Net Sales by Location of External Customers:

	Three Months Ended December 31,
	2002	2001
United States	$10,864	$14,055
United Kingdom	32,936	29,511
Canada	6,110	5,708
Other	6,260	6,880

Net sales	$56,170	$56,154

Net Sales by Product Class:

	Three Months Ended December 31,
	2002	2001
Lighting	$43,371	$45,330
Automotive after-market	9,921	8,126
Industrial consumables	2,878	2,698

Net sales	$56,170	$56,154

Segment Contribution:

	Three Months Ended December 31,
	2002	2001
North America	$(649)	$(128)
United Kingdom	4,031	243
China Manufacturing and Distribution	734	732

Subtotal for segments	4,116	847
Parent/administrative expenses	(812)	(1,135)

Income (loss) before income taxes	$3,304	$(288)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Interest Expense (1):

	Three Months Ended December 31,
	2002	2001
North America	$121	$173
United Kingdom	754	1,181
China Manufacturing and Distribution	—	—

Subtotal for segments	875	1,354
Parent	158	639

Total interest expense	$1,033	$1,993

Total Assets by asset location(2):

	December 31, 2002	September 30, 2002
North America(3)	$32,740	$37,350
United Kingdom	75,862	73,104
China	28,699	30,039
Eliminations	(6,712)	(9,279)

Total assets	$130,589	$131,214

Property and Equipment, net(2):

	December 31, 2002	September 30, 2002
North America	$1,775	$1,755
United Kingdom	2,204	2,275
China	13,789	14,072

Property and equipment, net	$17,768	$18,102

Expenditures for Additions to Property and Equipment(4):

	Three Months Ended December 31,
	2002	2001
North America	$158	$3
United Kingdom	130	123
China	78	64

Total expenditures	$366	$190

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(1) The interest expense shown for each segment includes interest paid or earned on inter-segment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.

(2) China assets include assets related to both the North America and the China Manufacturing and Distribution segments and are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $1,888 and $2,165 at December 31, 2002 and September 30, 2002, respectively.

(3) Total assets for North America include parent assets.

(4) China additions include expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Major Customers

During the three months ended December 31, 2002 and 2001, one customer (included in the North America segment) accounted for 11.0% and 12.8%, respectively, of the Company’s consolidated net sales. One other customer (primarily included in the United Kingdom segment) accounted for 17.5% and 19.2%, respectively, of the Company’s consolidated net sales during the three months ended December 31, 2002 and 2001.

6. Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003 the Company maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Based on experience, the Company has accrued $262,000 for this contingency as of December 31, 2002. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. Effective January 8, 2003 the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other material terms of the policy remain unchanged.

The Company is involved in a dispute regarding the possible infringement of a registered patent. Management in the process of negotiating a settlement of this matter and has accrued approximately $100,000 as of December 31, 2002. There is no assurance that this matter will be resolved or that the final cost will not be in excess of $100,000.

The Company is also a defendant in other legal proceedings arising in the ordinary course of its business. In the opinion of management (based on the advice of counsel) the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Pension Plan

Ring has a defined benefit pension plan which covers 21 current employees and approximately 750 members formerly associated with Ring. The plan is administered externally, and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company reviews the plan on a periodic basis, and in the future it may determine to terminate the plan. It is anticipated that a termination would require accelerated payments based on the “Minimum Funding Requirement” (“MFR”) shortfall. The most recent estimate as of September 30, 2002 placed the MFR shortfall at approximately $3.4 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it is uncertain when the U.K. government will change funding standards, and should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.4 million deficit under the MFR method. The accrued liability for the U.K. pension at December 31, 2002 was $4.6 million.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

IRS Audit

The Internal Revenue Service has started its fieldwork in its examination of the Company’s 1999 tax return. To date, no adjustments have been proposed. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

Land Fees

Certain claims have been asserted by local authorities in China against the Company related to unpaid land fees. The Company does not believe it has legal liability for these fees and is currently considering its options for resolving the matter. The liability to resolve this matter, if any, cannot be reasonably estimated at this time.

7. Stock Options

During the quarter ended December 31, 2002, the Company granted to employees and directors options to purchase 176,250 shares of common stock of the Company at an average price of $9.22 per share, and options to purchase 101,400 shares were cancelled. Options outstanding increased from 651,167 at September 30, 2002 to 726,017 at December 31, 2002.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period.

8. Related Party Transactions

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who previously served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the quarter ended December 31, 2002.

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. The Company amended the terms of the stock options previously granted and as a result will incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

9. Earnings (Loss) Per Share

Effective April 8, 2002, the Company announced a one-for-five reverse stock split. Earnings (loss) per share information reflects the reverse stock split for all periods presented. The computation of basic and diluted earnings (loss) per common share (EPS) is as follows (in thousands except per share data):

	Quarter Ended December 31,
	2002	2001
Basic EPS
Numerator:
Net income (loss) attributable to common stockholders	$2,147	$(196)

Denominator:
Weighted average shares outstanding for the period	4,414	3,304
Effect of warrants *	1,269	—
Treasury stock	(128)	(128)

Weighted average shares used for basic EPS	5,555	3,176

Basic EPS	$0.39	$(.06)

	Quarter Ended December 31,
	2002	2001
Diluted EPS
Numerator:
Net income (loss) available to common stockholders	$2,147	$(196)

Denominator:
Weighted average shares outstanding for the year	4,414	3,304
Effect of stock options**	206	—
Effect of warrants***	1,317	—
Treasury stock	(128)	(128)

Weighted average shares used for diluted EPS	5,809	3,176

Diluted EPS	$0.37	$(.06)

*Represents weighted average shares issuable upon the exercise of warrants with an exercise price of $0.05 per share. Weighted average shares issuable upon the exercise of warrants at $.05 per share which were not included in the calculation because they were anti-dilutive were 1,177,000 for 2001.

**Weighted average shares issuable upon the exercise of stock options not included in the calculation because such options were anti-dilutive were 175,000 (at prices ranging from $12.19 to $26.90) and 503,000 (at prices ranging from $1.90 to $31.25) for 2002 and 2001, respectively.

*** Represents weighted average shares issuable upon the exercise of warrants with an exercise price of $0.05 per share. Weighted average shares issuable upon the exercise of warrants at $.05 per share which were not included in the calculation because they were anti-dilutive were 1,177,000 for 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. In some cases, you can identify “forward-looking statements” by words such as “expects, “anticipates”, “believes”, “plans”, “intends”, “estimates”, variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term an long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our annual Report on Form 10-K for the fiscal year ended September 30, 2002. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

In the following comparison of the results of operations, the three months ended December 31, 2002 and 2001 are referred to as “Q1 2002” and “Q1 2001” respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at December 31, 2002.

Comparison of Three Months Ended December 31, 2002 and 2001

Consolidated Results

We had operating income of $4.3 million in Q1 2002 compared to operating income of $1.7 million in Q1 2001. The $2.6 million operating income improvement primarily resulted from a significant increase in gross profit and a significant decrease in selling, general and administrative expenses (“SG&A”). Net income in Q1 2002 was $2.1 million or $.37 per diluted share compared to a loss of $196,000 or $.06 per diluted share in Q1 2001.

Net sales for Q1 2002 were the same as Q1 2001 at $56.2 million. Lower sales in the United States and continental Europe were offset by increased sales in the United Kingdom. Lower sales in the United States are primarily a result of competitive pressures and the effect of the West Coast port shutdown. Increased sales in the United Kingdom are primarily attributable to growth in our U.K. segment’s Automotive division and an increase in the value of the Great British Pound (“GBP”) relative to the U.S. dollar from 1.44 during Q1 2001 to 1.57 during Q1 2002 which results in higher sales as a result of translation.

Lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 26.6%, 50.6%, 17.7% and 5.1% of net sales in Q1 2002 compared to 33.9%, 46.8%, 14.5% and 4.8% in Q1 2001. Sales made from warehouses constituted 66% of our consolidated net sales in Q1 2002 and Q1 2001. In Q1 2002 and Q1 2001, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $9.8 million (17.5%) and $10.8 million (19.2%), respectively, of our consolidated net sales. In Q1 2002 and Q1 2001, Home Depot accounted for $6.2 million (11.0%) and $7.2 million (12.8%), respectively, of our consolidated net sales. In January 2003, we were advised that Home Depot will be shifting purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $12.8 million for the year ending September 30, 2003, compared to $25.5 million for the year ended September 30, 2002.

Gross profit in total dollars increased from $9.9 million in Q1 2001 to $11.6 million in Q1 2002, and gross profit as a percentage of sales increased from 17.7% in Q1 2001 to 20.6% in Q1 2002. The increase in gross profit is primarily attributable to changes in our customer and product mix as we emphasized more profitable product lines and the strengthening of the GBP relative to the U.S. dollar effectively decreasing Ring’s cost of products sold, partially offset by a $712,000 increase in the provision for North America slow moving inventory. In December 2002, our U.S. operating company completed its move into a smaller distribution facility. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Our annual ocean freight contract for North America expires on April 30, 2003. We have begun the process of negotiating a new annual contract and have received preliminary indications that we will incur an annualized general rate increase of approximately $250,000 over our expiring contract. Our ocean freight contract in the United Kingdom expired December 31, 2002, and ocean freight carriers there currently will not commit to an annual contract. Beginning January 1, 2003, the U.K. segment is paying on an annualized basis approximately $450,000 more than it did under its previous contract. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A for Q1 2002 was $7.3 million, a decrease of $957,000 from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included the provision for preferential payment claims ($406,000), a $148,000 decrease in depreciation expense as a result of fewer depreciable assets, and a $129,000 decrease in payroll, benefits and severance. In addition, the application of the non-amortization provisions for goodwill of SFAS No. 142 resulted in a $396,000 decrease in goodwill amortization for Q1 2002. However, the increase in the value of the GBP relative to the U.S. dollar resulted in a $251,000 aggregate increase in SG&A of Ring as a result of translation.

Interest expense was $1.0 million in Q1 2002 compared to $2.0 million in Q 2001. The decreased expense is primarily attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings and the weighted average interest rate were approximately $35.0 million and 11.1%, respectively, in Q1 2002 compared to $56.3 million and 13.2%, respectively, in Q1 2001. Average outstanding borrowings decreased from Q1 2001 primarily as a result of the sale of the Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on the term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio. Factors which will result in lower interest expense going forward include: (i) the completion of the whitewash procedure in May 2002 (a post-acquisition pre-requisite under English law to our ability to use Ring’s cash flows in the repayment of our acquisition debt), which resulted in a .50% decrease in our borrowing rate, (ii) a reduction in our margin over the LIBOR and prime rates of 2.25% and .50%, respectively, in August 2002, and (iii) a reduction in the margin over the LIBOR and prime rates of .50% in February 2003.

Other income was $25,000 in Q1 2002 compared to $11,000 in Q1 2001. The components of other income in Q1 2002 are dividends on Ring preferred stock ($49,000), offset by interest income ($26,000) and other miscellaneous income ($48,000). The components of other income in Q1 2001 are dividends on Ring preferred stock ($45,000), equity in loss of unconsolidated joint venture ($91,000) offset by interest income ($90,000) and miscellaneous income ($57,000).

The effective income tax rates for Q1 2002 and Q1 2001 were 35.0% and 31.9%, respectively. Through September 30, 2002, we had not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2003, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States. Because we are planning to repatriate earnings we increased our effective income tax rate 2.0% during Q1 2002.

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

Results By Segment

See Note 5 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

North America had a segment loss in Q1 2002 of $649,000 as compared to a segment loss of $128,000 in Q1 2001. The increase in segment loss in Q1 2002 is primarily attributable to a decrease in gross profit partially offset by a decrease in SG&A.

Sales by North America to external customers were $18.0 million in Q1 2002, a decrease of $2.5 million from Q1 2001. The decrease in sales is primarily attributable to decreases in the United States as a result of competitive pressures and the effect of the West Coast port shutdown. On September 30, 2002, the Pacific Maritime Association (“PMA”), a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union (“ILWU”) effectively bringing port operations to a halt. In October 2002, a Federal court ended the lockout and imposed an 80-day cooling off period pursuant to the Taft-Hartley Act. Because substantially all of the United States’ products are shipped from the Far East to the West Coast, the temporary loss of the use of these ports, as well as the congestion experienced after the termination of the lockout and additional freight charges imposed on us by our carriers, has negatively impacted our sales during Q1 2002. On January 23, 2003 the PMA and ILWU ratified a six-year contract effective February 1, 2003 that ended the lockout.

In Q1 2002 and Q1 2001, Home Depot accounted for $6.2 million (34.3%) and $7.2 million (34.9%), respectively, of our North America net sales. In January 2003, we were advised that Home Depot will be shifting purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $12.8 million for the year ending September 30, 2003, compared to $25.5 million for the year ended September 30, 2002.

Gross profit for North America was $2.2 million in Q1 2002 compared to $3.9 million in Q1 2001. Gross profit as a percentage of net sales decreased from 19.0% in Q1 2001 to 12.4% in Q1 2002. The $1.7 million decrease in gross profit between Q1 2002 and Q1 2001 is primarily attributable to the $2.5 million decrease in sales and a $712,000 increase in the provision for North America slow moving inventory.

In Q1 2002 we recorded estimated inventory provisions of $1.0 million compared to $315,000 in Q1 2001. Gross inventory of finished products was $11.8 million at December 31, 2002 compared to $15.9 million at December 31, 2001. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. Any need to further increase our inventory allowance could significantly adversely impact our future gross profits.

Presently, most major U.S. customers purchase from our U.S. operating subsidiary, Catalina Industries, Inc., primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Customers of our Canadian subsidiary, Catalina Lighting Canada (1992), Inc., purchase approximately 45% on a direct basis and 55% from the warehouse. Substantially all of Mexico’s sales are from the warehouse. Direct ship customers receive their goods directly from our factory in China or from other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the seven-year period commencing fiscal 1995, when Catalina Industries’ warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 11% for Q1 2002.

SG&A decreased from $3.8 million in Q1 2001 to $2.8 million in Q1 2002. Expense categories where we had significant decreases include the provision for preferential payment claims ($406,000), payroll, benefits and severance costs ($196,000), SG&A related to manufacturing, sourcing and inspection services by our China subsidiary, Go-Gro Industries, Ltd. (“Go-Gro”), for North America ($117,000), merchandising costs ($129,000), and the non-amortization of goodwill as a result of the implementation of SFAS 142 during Q1 2002 ($95,000).

United Kingdom

Ring’s segment contribution for Q1 2002 was $4.0 million compared to $243,000 in Q1 2001.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s gross profit. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. In Q1 2002, the GBP increased in value relative to the U.S. dollar. The average exchange rate for Q1 2002 was 1.57 U.S. dollar per GBP compared to an average of 1.44 for Q1 2001.

Sales in Q1 2002 were $33.9 million compared to $30.0 million in Q1 2001, an increase of 12.9%. In GBP, Ring’s sales increased 3.9%. The increase in Ring’s sales is primarily attributable to growth in the Automotive division. The growth has resulted from a combination of new product offerings, increased business with existing customers in its core markets and the supply of new and existing products, such as LED torches and power packs, into new markets. The remaining increase relates to a change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between Q1 2002 and Q1 2001.

Ring’s gross profit for Q1 2002 was $7.9 million compared to $4.5 million in Q1 2001, an increase of $3.4 million or 76%. Gross profit as a percentage of sales increased from 15.1% in Q1 2001 to 23.5% in Q1 2002. The $3.4 million increase in gross profit is primarily attributable to changes in Ring’s customer and product mix (approximately $1.9 million), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold ($552,000), the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($641,000) and increased sales ($309,000).

The changes in Ring’s customer and product mix are attributable to the continued benefit from products launched in late 2001, especially outdoor lighting and decorative/flush fittings together with additional sales of household bulbs and spotlights, generally with higher than average margins. Margins have also improved following the strategy of concentrating on higher margin products. This has resulted in a decline in the sales of lower margin products but we have taken the opportunity to increase our offering to customers through direct importation from Go-Gro’s factory in China.

SG&A increased from $3.0 million in Q1 2001 to $3.1 million in Q1 2002. An increase in payroll and payroll related costs of $129,000 combined with a $251,000 increase as a result of the strengthening of the GBP relative to the U.S. dollar more than offset the $271,000 decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 during Q1 2002.

Interest expense decreased from $1.2 million in Q1 2001 to $754,000 in Q1 2002 attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $599,000 and $843,000 in acquisition-related interest in Q1 2002 and Q1 2001, respectively.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $734,000 in Q1 2002 compared to $732,000 in Q1 2001.

Sales in Q1 2002 and Q1 2001 were $7.7 million. Intercompany sales to Ring were $3.4 million in Q1 2002 compared to $2.0 million in Q1 2001. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $3.3 million, $551,000, and $467,000 in Q1 2002, respectively, and $4.1 million, $930,000, and $684,000 in Q1 2001, respectively.

Sales to Ring have increased between Q1 2002 and Q1 2001 as purchases increased from our wholly owned factory. Increasing the factory’s volume reduces fixed factory overhead as a percentage of total manufacturing cost resulting in a lower cost of product for Ring as well as North America. Sales to continental Europe have decreased as one major customer has shifted purchases to alternate suppliers.

Gross profit was $1.4 million in Q1 2002 compared to $1.5 million in Q1 2001. Gross profit as a percentage of sales decreased to 18.2% in Q1 2002 compared to 19.5% in Q1 2001, primarily as a result of higher intercompany sales to Ring.

SG&A was $683,000 in Q1 2002 compared to $754,000 in Q1 2001. This decrease is primarily attributable to a decrease of $79,000 in the provision for bad debt.

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

Cash Flows and Financial Condition

During Q1 2002, we used funds generated from operations of $3.2 million and cash on hand to pay down debt of $3.5 million and make capital expenditures net of proceeds from sale of property and equipment of $258,000. Availability under our revolving credit facilities increased from $15.7 million at September 30, 2002 to $24.6 million at December 31, 2002.

Inventory levels at December 31, 2002 were $36.7 million, as compared to $34.5 million at September 30, 2002, reflecting an increase in inventory located in the United Kingdom to support anticipated sales levels.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $9.5 million and $9.1 million at December 31, 2002 and September 30, 2002, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring’s U.K. facility. The facility consisted of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.3 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the United States and the United Kingdom. Amounts outstanding under the revolving facilities were limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility were secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The agreement prohibited the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties. Our $75 million credit facility was amended and restructured in connection with the Sun Transaction. As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amendment to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin (4.0% effective rate at December 31, 2002). The applicable margin is determined by a leverage ratio calculation. At December 31, 2002, the margin on prime rate and LIBOR based loans was 1.50% and 2.5%, respectively. Effective February 2003, the applicable margin on both prime rate and LIBOR loans decreased .50%. The majority of our borrowings are LIBOR based. Under the amended facility, we were required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002 and are required to meet quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ended December 31, 2002. Capital expenditures for fiscal 2003 are limited under the amended facility to $4.0 million. The term loans are now repayable in installments aggregating approximately $803,000 on each of March 31, 2003, June 30, 2003, and September 30, 2003, and $17.8 million on December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group’s fee for the amendment consisted of warrants to purchase 70,829 shares of common stock at a price of $.05 per share.

Because these term loans and revolving loans mature on December 31, 2003, they have been reflected in the consolidated balance sheet as current liabilities. We have begun the process of renegotiating the terms and maturities of our credit facilities. Based on our current financial condition and operating results, we are confident that we will be successful in renegotiating these facilities on terms satisfactory to us, and that our working capital will, therefore, be sufficient for our financial needs for fiscal 2003.

Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Trade letters of credit and bonds outstanding under this arrangement amounted to approximately $48,000 and $1 million, respectively, at December 31, 2002 and there were no borrowings. Foreign currency forward contracts outstanding and the related usage under the arrangement amounted to $10.0 million and $1.1 million, respectively, at December 31, 2002.

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

Go-Gro has a 46 million Hong Kong dollars (approximately U.S. $5.9 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit and negotiation of discrepant documents presented under export letters of credit issued by banks. The Hong Kong bank requires Go-Gro to fully collateralize any outstanding borrowing or trade letter of credit with cash, a standby letter of credit or export letters of credit sent for collection and under lien to the bank. The facility is secured by a guarantee issued by us. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At December 31, 2002, Go-Gro had used $568,000 of this line for letters of credit and there were no borrowings, nor were there any cash deposits outstanding.

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

We utilize the revolving portions of our $75 million credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of February 3, 2003, we had $21.5 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $5.8 million from September 30, 2002.

Since July 2001, we have significantly reduced our overhead and operating costs in the United States, the United Kingdom and China through personnel reductions and the elimination of discretionary expenditures. As of December 31, 2002, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the 2003 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

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

On June 14, 2002, we entered into a transaction with Sun Catalina and SunTrust Banks, Inc. (“SunTrust”) whereby we issued and sold 924,572 and 184,843 shares of common stock to Sun Catalina and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As payment for their shares, Sun Catalina and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and we were released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction, a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price.

Interest due on the subordinated debt outstanding for the nine months ended December 31, 2002 was paid in cash and no additional warrants were issued. We anticipate that we will continue to make cash payments for interest due on the remaining subordinated debt.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $736,000 at December 31, 2002.

Immediately prior to the closing of the Sun Transaction, we had existing employment agreements with our then chief executive officer, two executive vice presidents and our then chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under our credit facility has occurred and is continuing. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At December 31, 2002, the remaining amounts due from these individuals totaled $112,000.

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

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million through December 31, 2002.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. It is our intention to either begin construction or negotiate with the local authorities to extend or modify the agreement’s deadlines. If the construction is not completed or if the deadline is not extended, our investment in the land rights could be impaired. Our investment in this parcel of land at December 31, 2002 was $784,000. Certain claims have been asserted by local authorities in China against us related to unpaid land fees. We do not believe we have legal liability for these fees and are currently considering our options for resolving the matter. The liability to resolve this matter, if any, cannot be reasonably estimated at this time.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $260,000 for this contingency as of December 31, 2002. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance. Effective January 8, 2003 the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged.

We are involved in a dispute regarding the possible infringement of a registered patent. We are in the process of negotiating a settlement on this matter and have accrued approximately $100,000 as of December 31, 2002. There is no assurance that this matter will be resolved or that the final cost will not be in excess of $100,000.

Other Matters

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization (“WTO”), could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

Ring has a defined benefit pension plan which covers 21 current employees and over approximately 750 other members formerly associated with Ring. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. We review the plan on a periodic basis, and in the future we may determine to terminate the plan. We anticipate that a termination will require payment of a lump sum equal to the “Minimum Funding Requirement” (“MFR”) shortfall. The most recent estimate as of September 30, 2002 placed the MFR shortfall at approximately $3.4 million. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it is uncertain when the U.K. government will change its funding standards. Should we not terminate our U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.4 million deficit under the MFR method. The accrued liability for the U.K. pension plan was $4.6 million at December 31, 2002.

As of September 30, 2002, Ring Limited had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares of Ring Limited on the basis of two ordinary shares of Ring Limited for every five preference shares. Convertible preference shares representing a minority interest of approximately $994,000 will convert automatically into fully paid ordinary shares on January 1, 2004. The remaining minority interest of approximately $179,000 is not convertible into ordinary shares.

Impact of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principles. As of December 2002, we have not assessed the impact of adopting SFAS 142. Application of the non-amortization provisions of SFAS No. 142 will result in an increase in pretax income of approximately $1.6 million per year. We are in the process of completing a transitional fair value based impairment test. Preliminary results indicate that there will be no impairment of recorded goodwill. Should final results differ, we would need to report any such impairment loss.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not believe the adoption of this standard will have a material impact on our financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We currently account for stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provide the disclosures required by SFAS No. 123. We believe that we will continue to account for stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the second quarter of our year ending September 30, 2003.

In December 2002, the FASB issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FIN 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements; and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. We do not believe FIN 45 will have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the three months ended December 31, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2002.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 20, 2002 was conducted by our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Based on experience, we have accrued $260,000 for this contingency as of December 31, 2002. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 involving halogen light products and $75,000 for all other incidents. All other material terms of the policy remain unchanged.

We are also involved in a dispute regarding the possible infringement of a registered patent. We are in the process of negotiating a settlement of this matter and have accrued approximately $100,000 as of December 31, 2002. There is no assurance that this matter will be resolved or that the final cost will not be in excess of $100,000

We are also a defendant in other legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or annual results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
10.31	Consulting Agreement dated as of December 1, 2002 by and between the Company and Eric Bescoby.

99.1	Certification by Robert Varakian, President and Chief Executive Officer of the Company, pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Stephen G. Marble, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On October 16, 2002, we filed with the SEC a Current Report on Form 8-K (a “Form 8-K”) to report the approval for listing of our shares of Common Stock on the Nasdaq National Market, effective as of October 18, 2002.

On November 8, 2002, we filed a Form 8-K to report the promotion of Stephen G. Marble to the position of Chief Financial Officer of the Company.

On November 21, 2002, we filed a Form 8-K to report the appointment of Robert Varakian to the position of President and Chief Executive Officer of the Company.

On November 22, 2002, we filed a Form 8-K to report the announcement of our financial results for the year ended September 30, 2002.

On December 12, 2002, we filed a Form 8-K to report that we had provided financial guidance for the year ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ Robert Varakian
Robert Varakian President and Chief Executive Officer

/s/ Stephen G. Marble
Stephen G. Marble Chief Financial Officer (Chief Accounting Officer)

Date: February 14, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Varakian, Chief Executive Officer of Catalina Lighting, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalina Lighting, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Robert Varakian
Robert Varakian President and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen G. Marble, Chief Financial Officer of Catalina Lighting, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalina Lighting, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Stephen G. Marble
Stephen G. Marble Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.31	Consulting Agreement dated as of December 1, 2002 by and between the registrant and Eric Bescoby.

99.1	Certification by Robert Varakian, President and Chief Executive Officer of the registrant, pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Stephen G. Marble, Chief Financial Officer of the registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.