Form 10-Q
period 2003-03-31
CATALINA LIGHTING INC
filed 2003-05-15
CIK 822665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-49881

Catalina Lighting, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-1548266 (I.R.S. Employer Identification No.)

18191 N.W. 68th Avenue Miami, Florida (Address of Principal Executive Offices)	33015 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on May 2, 2003 was 4,289,873.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SIGNATURES	37

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2003	September 30, 2002

	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$362	$2,657
Restricted cash equivalents and short-term investments	235	—
Accounts receivable, net of allowance for doubtful accounts of $634 and $446, respectively	28,182	33,814
Inventories	35,865	34,511
Other current assets	5,111	5,660

Total current assets	69,755	76,642
Property and equipment, net	17,211	18,102
Goodwill, net	28,282	28,282
Other intangible assets, net	1,837	2,634
Other assets, net	6,635	5,554

Total assets	$123,720	$131,214

(Continued on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share data)

	March 31, 2003	September 30, 2002

	(Unaudited)	(Audited)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,944	$29,498
Revolving credit facilities	8,550	1,477
Term loans	19,198	3,154
Current maturities of other long-term debt	794	340
Other current liabilities	12,997	13,700

Total current liabilities	66,483	48,169
Revolving credit facilities	408	11,315
Term loans	—	17,574
Subordinated notes	2,921	2,804
Other long-term debt	25	721
Accrued pension and other liabilities	4,605	4,959

Total liabilities	74,442	85,542

Minority interest	1,151	1,144
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued 4,414,510 shares and 4,414,260, respectively; outstanding 4,286,123 and 4,285,873, respectively	44	44
Additional paid-in capital	38,570	38,119
Retained earnings	11,110	7,623
Deferred compensation	(351)	—
Accumulated other comprehensive income	1,215	1,203
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

	48,127	44,528

	$123,720	$131,214

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net sales	$49,942	$53,958	$106,112	$110,112
Cost of sales	38,872	42,183	83,463	88,419

Gross profit	11,070	11,775	22,649	21,693
Selling, general and administrative expenses	7,941	8,508	15,208	16,732

Operating income	3,129	3,267	7,441	4,961

Other expenses:
Interest expense	(1,039)	(1,969)	(2,072)	(3,962)
Gain (loss) on disposal of property and equipment, net	19	(963)	19	(963)
Other income (expenses)	(48)	162	(23)	173

Total other income (expenses)	(1,068)	(2,770)	(2,076)	(4,752)

Income before income taxes	2,061	497	5,365	209
Income tax expense	721	161	1,878	69

Net income	$1,340	$336	$3,487	$140

Weighted average number of shares outstanding
Basic	5,555	4,405	5,555	4,382
Diluted	5,787	4,496	5,799	4,418
Earnings per share
Basic	$0.24	$0.08	$0.63	$0.03
Diluted	$0.23	$0.07	$0.60	$0.03

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,487	$140
Adjustments for non-cash items:
Exchange loss (gain)	(182)	90
Amortization to interest expense	645	916
Depreciation and other amortization	1,665	3,287
Deferred income tax (benefit) provision	(1,105)	(1,523)
Loss (gain) on disposition of property and equipment	(19)	963
Non-cash compensation	100	—
Warrants issued for interest on subordinated notes	—	175
Interest on subordinated notes added to principal	—	548
Change in assets and liabilities	(927)	(1,364)

Net cash provided by operating activities	3,664	3,232

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(678)	(312)
Proceeds from sale of property and equipment	217	702
Decrease (increase) in restricted cash equivalents and short-term investments	—	(4)

Net cash provided by (used in) investing activities	(461)	386

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(244)	(509)
Net payments on revolving credit facilities	(3,850)	(4,723)
Payments on term loans	(1,597)	(404)
Sinking fund redemption payments on bonds payable	—	(450)

Net cash used in financing activities	(5,691)	(6,086)

Effect of exchange rate changes on cash	193	(82)

Net decrease in cash and cash equivalents	(2,295)	(2,550)
Cash and cash equivalents at beginning of period	2,657	4,613

Cash and cash equivalents at end of period	$362	$2,063

(Continued on Page 5)

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

Supplemental Cash Flow Information

	Six Months Ended March 31,

	2003	2002

	(In thousands)
Cash paid for:
Interest	$1,479	$2,438
Income taxes	$730	$60

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. The Company amended the terms of the stock options previously granted and as a result will incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis. Compensation expense for the six months ended March 31, 2003 amounted to $49,000.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the six months ended March 31, 2003 amounted to $11,000.

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the six months ended March 31, 2003.

During the six months ended March 31, 2002, the Company issued warrants valued at $175,000 as additional interest expense on subordinated debt.

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The Company capitalized $81,000 which represents the fair value of this warrant and is amortizing this amount over the term of the consulting agreement on a straight line basis.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three and six months ended March 31, 2003 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net income	$1,340	$336	$3,487	$140
Foreign currency translation gain (loss)	(211)	(407)	12	(645)
Change in unrealized loss on derivative instrument, net of taxes	—	120	—	139

Total comprehensive income (loss)	$1,129	$49	$3,499	$(366)

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principles. The Company has assessed the impact of adopting SFAS 142 and believes that the application of the non-amortization provisions of SFAS 142 will result in an increase in pretax income of approximately $1.6 million per year ($784,000 for the six months ended March 31, 2003). The Company has completed a transitional fair value based impairment test as of October 1, 2002 and the test indicated that there is no impairment of recorded goodwill.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 126 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of the statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS 123. The Company adopted the additional disclosure provisions of SFAS 148 during the quarter ended March 31, 2003.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. The Company does not believe the adoption of this Interpretation will have a material effect on its financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

2.

Inventories

Inventories consisted of the following:

	March 31, 2003	September 30, 2002

	(In thousands)
Raw materials	$2,891	$2,383
Work-in-progress	497	440
Finished goods	32,477	31,688

Total inventories	$35,865	$34,511

3.

Goodwill and Other Intangible Assets

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

The Company applied the provisions of SFAS 142 beginning on October 1, 2002 and completed a transitional fair value based impairment test as of October 1, 2002 which indicated that there is no impairment of recorded goodwill. In accordance with the provisions of SFAS 142, the Company is no longer recording annual amortization of goodwill of approximately $1.6 million per year.

SFAS 142 requires the allocation of purchase price, including goodwill, at a reporting unit level, which is defined as “an operating segment or one level below an operating segment”.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In connection with adopting SFAS 142, the Company also reassessed the identification of intangible assets and determined that the Company has no identifiable intangible assets related to its past acquisitions. The components of the Company’s other intangible assets subject to amortization are as follows (in thousands):

	March 31, 2003		September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Merchandising costs and other	$1,470	$1,021	$1,840	$1,212
Financing costs	3,309	2,183	3,290	1,646
Non-compete	600	338	600	238

	$5,379	$3,542	$5,730	$3,096

Amortization expense for intangible assets during the six months ended March 31, 2003 was $929,000. The following table provides information regarding estimated amortization expense for each of the following years ending September 30 (in thousands):

2003	$1,796
2004	732
2005	138
2006	100

The following table adjusts earnings per share for the adoption of SFAS 142:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Reported net income	$1,340	$336	$3,487	$140
Goodwill amortization, net of income tax Effect	—	418	—	700

Adjusted net income	$1,340	$754	$3,487	$840

Basic and diluted earnings per share:

	Three Months Ended March 31,

	2003		2002

	Basic	Diluted	Basic	Diluted

Reported net earnings	$0.24	$0.23	$0.08	$0.07
Goodwill amortization, net of income tax effect	—	—	0.09	0.10

Adjusted net earnings	$0.24	$0.23	$0.17	$0.17

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended March 31,

	2003		2002

	Basic	Diluted	Basic	Diluted

Reported net earnings	$0.63	$0.60	$0.03	$0.03
Goodwill amortization, net of income tax effect	—	—	0.16	0.16

Adjusted net earnings	$0.63	$0.60	$0.19	$0.19

4.

Revolving Credit Facilities

The Company has a $75 million credit facility which funded the Company’s acquisition of Ring Limited and provides funds through revolving facilities for the Company’s U.S. and U.K. operations. The facility matures on December 31, 2003, and accordingly all amounts due have been classified as current liabilities at March 31, 2003.

The Company’s Canadian subsidiary has a separate revolving credit facility which matures in December 2004.

5.

Segment Information

Information on operating segments and a reconciliation to income before income taxes for the three and six months ended March 31, 2003 and 2002 are as follows (in thousands):

Net Sales by Business Segment:

	Three Months Ended March 31,

	2003			2002

	External customers	Intersegment	Total	External customers	Intersegment	Total

North America	$14,864	$—	$14,864	$21,904	$—	$21,904
United Kingdom	31,542	—	31,542	28,000	—	28,000
China Manufacturing and Distribution	3,536	1,823	5,359	4,054	1,304	5,358
Eliminations	—	(1,823)	(1,823)	—	(1,304)	(1,304)

Total	$49,942	—	$49,942	$53,958	—	$53,958

	Six Months Ended March 31,

	2003			2002

	External customers	Intersegment	Total	External customers	Intersegment	Total

North America	$32,844	$—	$32,844	$42,406	$—	$42,406
United Kingdom	65,400	—	65,400	57,985	—	57,985
China Manufacturing and Distribution	7,868	5,179	13,047	9,721	3,313	13,034
Eliminations	—	(5,179)	(5,179)		(3,313)	(3,313)

Total	$106,112	—	$106,112	$110,112	—	$110,112

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net Sales by Location of External Customers:

	Three Months Ended March 31,

	2003	2002

United States	$7,997	$15,038
United Kingdom	30,312	27,471
Canada	6,180	6,071
Other	5,453	5,378

Net sales	$49,942	$53,958

	Six Months Ended March 31,

	2003	2002

United States	$18,861	$29,093
United Kingdom	63,248	56,982
Canada	12,290	11,779
Other	11,713	12,258

Net sales	$106,112	$110,112

Net Sales by Product Class:

	Three Months Ended March 31,

	2003	2002

Lighting	$36,884	$43,374
Automotive after-market	9,715	7,868
Industrial consumables	3,343	2,716

Net sales	$49,942	$53,958

	Six Months Ended March 31,

	2003	2002

Lighting	$80,255	$88,704
Automotive after-market	19,636	15,994
Industrial consumables	6,221	5,414

Net sales	$106,112	$110,112

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment Contribution:

	Three Months Ended March 31,

	2003	2002

North America	$(791)	$18
United Kingdom	3,155	1,695
China Manufacturing and Distribution	317	275

Subtotal for segments	2,681	1,988
Parent/administrative expenses and other	(620)	(1,491)

Income before income taxes	$2,061	$497

	Six Months Ended March 31,

	2003	2002

North America	$(1,510)	$(14)
United Kingdom	7,186	1,938
China Manufacturing and Distribution	1,057	1,006

Subtotal for segments	6,733	2,930
Parent/administrative expenses and other	(1,368)	(2,721)

Income before income taxes	$5,365	$209

Interest Expense (1):

	Three Months Ended March 31,

	2003	2002

North America	$91	$197
United Kingdom	765	1,016
China Manufacturing and Distribution	1	1

Subtotal for segments	857	1,214
Parent	182	755

Total interest expense	$1,039	$1,969

	Six Months Ended March 31,

	2003	2002

North America	$212	$370
United Kingdom	1,519	2,197
China Manufacturing and Distribution	1	1

Subtotal for segments	1,732	2,568
Parent	340	1,394

Total interest expense	$2,072	$3,962

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Total Assets by asset location (2):

	March 31, 2003	September 30, 2002

North America (3)	$29,088	$37,350
United Kingdom	70,293	73,104
China	26,934	30,039
Eliminations	(2,595)	(9,279)

Total assets	$123,720	$131,214

Property and Equipment, net (2):

	March 31, 2003	September 30, 2002

North America	$1,681	$1,755
United Kingdom	2,077	2,275
China	13,453	14,072

Property and equipment, net	$17,211	$18,102

Expenditures for Additions to Property and Equipment (4):

	Six Months Ended March 31,

	2003	2002

North America	$212	$26
United Kingdom	299	169
China	167	117

Total expenditures	$678	$312

(1) The interest expense shown for each segment includes interest paid or earned on inter-segment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.

(2) China assets include assets related to both the North America and the China Manufacturing and Distribution segments and are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $2.4 million and $2.2 million at March 31, 2003 and September 30, 2002, respectively.

(3) Total assets for North America include parent assets.

(4) China additions include expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Major Customers

During the three months ended March 31, 2003 and 2002, one customer (included in the North America segment) accounted for 8.4% and 15.0%, respectively, of the Company’s consolidated net sales. One other customer (primarily included in the United Kingdom segment) accounted for 15.8% and 18.2%, respectively, of the Company’s consolidated net sales during the three months ended March 31, 2003 and 2002.

During the six months ended March 31, 2003 and 2002, one customer (included in the North America segment) accounted for 9.8% and 13.7%, respectively, of the Company’s consolidated net sales. One other customer (primarily included in the United Kingdom segment) accounted for 16.7% and 18.7%, respectively, of the Company’s consolidated net sales during the six months ended March 31, 2003 and 2002.

6.

Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003 the Company maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003 the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. Based on experience, the Company has accrued $350,000 for this contingency as of March 31, 2003. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. All other material terms of the policy remain unchanged.

The Company is also a defendant in other legal proceedings arising in the ordinary course of its business. In the opinion of management (based on the advice of counsel) the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Pension Plan

Ring has a defined benefit pension plan which covers 20 current employees and approximately 750 members formerly associated with Ring. Effective April 7, 2003 the 20 current employees joined a defined contribution pension plan and stopped accruing future benefits under this defined benefit plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company reviews the plan on a periodic basis, and in the future it may determine to terminate the plan. It is anticipated that a termination would require accelerated payments based on the “Minimum Funding Requirement” (“MFR”) shortfall. The most recent estimate as of March 12, 2003 placed the MFR shortfall at approximately $3.5 million. Based on actuarial advice, Ring is paying a monthly contribution of $55,000 to reduce the MFR shortfall. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it is uncertain when the U.K. government will change funding standards, and should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.5 million deficit under the MFR method. The accrued liability for the U.K. pension at March 31, 2003 was $4.5 million.

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

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million through March 31, 2003.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. It is the Company’s intention to either begin construction or negotiate with the local authorities to extend or modify the agreement’s deadlines. If the construction is not completed or if the deadline is not extended, the Company’s investment in the land rights could be impaired. The Company’s investment in this parcel of land at March 31, 2003 was $771,000.

Certain claims have been asserted by local authorities in China against the Company related to unpaid land fees. The Company does not believe it has legal liability for these fees and is currently considering its options for resolving the matter. The Company does not believe the settlement of this matter will have a material effect on its consolidated operations.

7.

Stock Options

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period.

During the six months ended March 31, 2003, the Company granted to employees and directors options to purchase 233,750 shares of common stock of the Company at an average price of $8.97 per share, options to purchase 168,117 shares were cancelled and options to purchase 650 shares were exercised. Options outstanding increased from 651,167 at September 30, 2002 to 716,150 at March 31, 2003.

8.

Related Party Transactions

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the quarter ended December 31, 2002.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.

Earnings Per Share

Effective April 8, 2002, the Company announced a one-for-five reverse stock split. Earnings per share information reflects the reverse stock split for all periods presented. The computations of basic and diluted earnings per common share (EPS) are as follows (in thousands except per share data):

	Three Months Ended March 31,

	2003	2002

Basic EPS
Numerator:
Net income attributable to common stockholders	$1,340	$336

Denominator:
Weighted average shares outstanding for the period	4,286	3,176
Effect of warrants *	1,269	1,229

Weighted average shares used for basic EPS	5,555	4,405

Basic EPS	$0.24	$0.08

	Three Months Ended March 31,

	2003	2002

Diluted EPS
Numerator:
Net income available to common stockholders	$1,340	$336

Denominator:
Weighted average shares outstanding for the period	4,286	3,176
Effect of stock options**	183	62
Effect of warrants	1,318	1,258

Weighted average shares used for diluted EPS	5,787	4,496

Diluted EPS	$0.23	$0.07

*These amounts represent weighted average shares issuable upon the exercise of warrants with an exercise price of $0.05 per share which is considered little consideration under the EPS calculation guidance. This represents a change in presentation from the Form 10-Q previously filed for the quarter ended March 31, 2002.

**Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 222,000 (at prices ranging from $8.29 to $26.90) and 515,000 (at prices ranging from $5.90 to $26.90) for 2003 and 2002, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended March 31,

	2003	2002

Basic EPS
Numerator:
Net income attributable to common stockholders	$3,487	$140

Denominator:
Weighted average shares outstanding for the period	4,286	3,176
Effect of warrants *	1,269	1,206

Weighted average shares used for basic EPS	5,555	4,382

Basic EPS	$0.63	$0.03

	Six Months Ended March 31,

	2003	2002

Diluted EPS
Numerator:
Net income available to common stockholders	$3,487	$140

Denominator:
Weighted average shares outstanding for the period	4,286	3,176
Effect of stock options**	195	27
Effect of warrants	1,318	1,215

Weighted average shares used for diluted EPS	5,799	4,418

Diluted EPS	$0.60	$0.03

*These amounts represent weighted average shares issuable upon the exercise of warrants with an exercise price of $0.05 per share, which is considered little consideration under the EPS calculation guidance. This represents a change in presentation from the Form 10-Q previously filed for the quarter ended March 31, 2002.

**Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 198,000 (at prices ranging from $8.29 to $26.90) and 514,000 (at prices ranging from $4.10 to $25.00) for 2003 and 2002, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The pro forma net earnings per common stock amounts as if the fair value methods had been used are presented below.

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: no dividend yield; expected volatility of 87% and 96%; risk-free interest rate of 3.0% and 4.0%; and an expected five-year term for options granted in 2003 and 2002. The weighted average fair value at date of grant of options granted during 2003 and 2002 was $6.60 and $2.08 per option, respectively. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income - as reported	$1,340	$336
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(77)	(62)

Net income - proforma	$1,263	$274

Basic earnings per share - as reported	$0.24	$0.08
Basic earnings per share - proforma	$0.23	$0.06
Diluted earnings per share - as reported	$0.23	$0.07
Diluted earnings per share - proforma	$0.22	$0.06
Stock-based employee compensation cost, net of related tax effect, included in the determination of net income as reported	$2	$—

CATALINA LIGHTING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the six months ended March 31, 2003 and 2002, respectively: no dividend yield; expected volatility of 88% and 96%, risk-free interest rate of 3.0% and 3.8% and an expected five-year term for options granted in 2003 and 2002. The weighted average fair value at date of grant of options granted during 2003 and 2002 was $6.24 and $1.55 per option, respectively. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Six Months Ended March 31,

	2003	2002

Net income - as reported	$3,487	$140
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(152)	(133)

Net income - proforma	$3,335	$7

Basic earnings per share - as reported	$0.63	$0.03
Basic earnings per share - proforma	$0.60	$—
Diluted earnings per share - as reported	$0.60	$0.03
Diluted earnings per share - proforma	$0.58	$—
Stock-based employee compensation cost, net of related tax effect, included in the determination of net income as reported	$7	$—

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (“this Form 10-Q”), “we”, “our” , “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. In some cases, you can identify “forward-looking statements” by words such as “expects”, “anticipates”, “believes”, “plans”, “intends”, “estimates”, and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; the potential impact of SARS health concerns, particularly on our manufacturing operations in China; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our annual Report on Form 10-K for the fiscal year ended September 30, 2002. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

In the following comparison of the results of operations, the three months ended March 31, 2003 and 2002 are referred to as “Q2 2003” and “Q2 2002”, respectively, and the six months ended March 31, 2003 and 2002 are referred to as “YTD 2003” and “YTD 2002”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at March 31, 2003.

Comparison of Three Months Ended March 31, 2003 and 2002

Consolidated Results

We had operating income of $3.1 million in Q2 2003 compared to operating income of $3.3 million in Q2 2002. The $138,000 decrease in operating income primarily resulted from a decrease in gross profit due to the $4 million decrease in net sales, partially offset by a decrease in selling, general and administrative expenses (“SG&A”). Net income in Q2 2003 was $1.3 million or $0.23 per diluted share compared to $336,000 or $.07 per diluted share in Q2 2002.

Net sales for Q2 2003 were $49.9 million compared to $54.0 million for Q2 2002. Lower sales in the United States and continental Europe were offset by increased sales in the United Kingdom. Lower sales in the United States are primarily a result of competitive pressures. Increased sales in the United Kingdom are primarily attributable to an increase in the average value of the Great British Pound (“GBP”) relative to the U.S. dollar from 1.43 during Q2 2002 to 1.60 during Q2 2003 which resulted in higher sales as a result of translation.

Lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 24%, 50%, 19% and 7% of net sales in Q2 2003 compared to 29%, 52%, 14% and 5% in Q2 2002. Sales made from warehouses constituted 69% and 65% of our consolidated net sales in Q2 2003 and Q2 2002, respectively. In Q2 2003 and Q2 2002, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $7.9 million (15.8%) and $9.8 million (18.2%), respectively, of our consolidated net sales. In Q2 2003 and Q2 2002, Home Depot accounted for $4.2 million (8.4%) and $8.1 million (15.0%), respectively, of our consolidated net sales. In January 2003, we were advised that Home Depot will be shifting purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $15.4 million for the year ending

September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be less than our current estimate for fiscal year 2003.

Gross profit in total dollars decreased from $11.8 million in Q2 2002 to $11.1 million in Q2 2003, and gross profit as a percentage of sales increased from 21.8% in Q2 2002 to 22.2% in Q2 2003. The increase in the gross profit percent is primarily attributable to changes in Ring’s customer and product mix as we emphasized more profitable product lines and the strengthening of the GBP relative to the U.S. dollar effectively decreasing Ring’s cost of products sold.

Our annual ocean freight contract for North America expired on April 30, 2003. Based on the current market environment, we may incur an annualized general rate increase of approximately $875,000 over our previous contract. Beginning April 1, 2003, we estimate that the U.K. segment will incur an annualized rate increase of approximately $720,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A for Q2 2003 was $7.9 million, a decrease of $567,000 from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included a $259,000 decrease in payroll, benefits and severance and a $96,000 decrease in royalties due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002. In addition, the application of the non-amortization provisions for goodwill of SFAS No. 142 resulted in a $396,000 decrease in goodwill amortization for Q2 2003. However, the increase in the value of the GBP relative to the U.S. dollar resulted in a $395,000 aggregate increase in SG&A of Ring as a result of translation.

Interest expense was $1.0 million in Q2 2003 compared to $2.0 million in Q2 2002. The decreased expense is primarily attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings decreased from Q2 2002 primarily as a result of the sale of the Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on the term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio. Factors which will result in lower interest expense going forward include: (i) the completion of the whitewash procedure in May 2002 (a post-acquisition pre-requisite under English law to our ability to use Ring’s cash flows in the repayment of our acquisition debt), which resulted in a .50% decrease in our borrowing rate, (ii) a reduction in our margin over the LIBOR and prime rates of 2.25% and .50%, respectively, in August 2002, and (iii) a further reduction in the margin over both the LIBOR and prime rates of .50% in February 2003.

During the three months ended March 31, 2002, we began actively marketing for sale our underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the warehouse and substantially all of the equipment were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized during the quarter ended March 31, 2002. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down our term loans. In addition, during the quarter ended March 31, 2002, we sold a facility located in the United Kingdom, which resulted in a net gain on sale of $135,000. The net loss of $963,000 related to the sale of these two facilities was recognized as a loss on disposal of property and equipment.

Other expense was $48,000 in Q2 2003 compared to other income of $162,000 in Q2 2002. The components of other expense in Q2 2003 are dividends on Ring preferred stock ($50,000), net of interest income ($2,000). The components of other income in Q2 2002 are dividends on Ring preferred stock ($42,000), equity in loss of unconsolidated joint venture ($44,000) offset by the net proceeds from the settlement of an insurance claim ($216,000), interest income ($18,000) and miscellaneous income ($14,000).

The effective income tax rates for Q2 2003 and Q2 2002 were 35.0% and 32.4%, respectively. Through September 30, 2002, we have not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2003, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States.

Because we are planning to repatriate a portion of our foreign earnings we increased our effective income tax rate 3.6% during YTD 2003.

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

North America

North America had a segment loss in Q2 2003 of $791,000 as compared to a segment contribution of $18,000 in Q2 2002. The decrease in segment contribution in Q2 2003 is primarily attributable to a decrease in gross profit partially offset by a decrease in SG&A. Q2 2002 included a $1.1 million loss related to the sale of the Tupelo, Mississippi distribution center which was sold in May 2002.

Sales by North America to external customers were $14.9 million in Q2 2003, a decrease of $7.0 million from Q2 2002. The decrease in sales is primarily attributable to decreases in the United States as a result of competitive pressures.

In Q2 2003 and Q2 2002, Home Depot accounted for $4.2 million (28.4%) and $8.1 million (37.0%), respectively, of our North America net sales. In January 2003, we were advised that Home Depot will be shifting purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $15.4 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be less than our current estimate for fiscal year 2003.

Gross profit for North America was $2.4 million in Q2 2003 compared to $5.1 million in Q2 2002. Gross profit as a percentage of net sales decreased from 23.3% in Q2 2002 to 16.2% in Q2 2003. The $2.7 million decrease in gross profit and the decrease in the gross profit percent between Q2 2003 and Q2 2002 are primarily attributable to the $7.0 million decrease in sales. Q2 2003 included a net translation gain of $217,000 compared to a net translation loss of $121,000 in Q2 2002 as a result of the strengthening of the Canadian dollar relative to the U.S. dollar.

In Q2 2003 we recorded estimated inventory provisions of $443,000 compared to $156,000 in Q2 2002. Gross inventory of finished products was $11.0 million at March 31, 2003 compared to $13.5 million at March 31, 2002. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Presently, most major U.S. customers purchase from our U.S. operating subsidiary, Catalina Industries, Inc., primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Customers of our Canadian subsidiary, Catalina Lighting Canada (1992), Inc., purchase approximately 45% on a direct basis and 55% from the warehouse. Substantially all of Mexico’s sales are from the warehouse. Direct ship customers receive their goods directly from our factory in China or from other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the seven-year period commencing fiscal 1995, when Catalina Industries’ warehouse was constructed in Tupelo, Mississippi; in fiscal 1995, warehouse sales were 61% of annual U.S. sales compared to 17% for Q2 2003.

SG&A decreased from $4.0 million in Q2 2002 to $3.1 million in Q2 2003. Expense categories where we had significant decreases include payroll, benefits and severance costs ($519,000), a decrease in our royalty expense due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002 ($96,000) and the non-amortization of goodwill as a result of the implementation of SFAS 142 during 2003 ($94,000).

During the three months ended March 31, 2002, we began actively marketing for sale our underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the warehouse and substantially all of the equipment were sold to a third party, resulting in a loss on sale of $1.1 million. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down our term loans. The net loss of $1.1 million related to the sale of this facility was recognized as a loss on disposal of property and equipment during the quarter ended March 31, 2002.

United Kingdom

Ring’s segment contribution for Q2 2003 was $3.2 million compared to $1.7 million in Q2 2002.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 23, 2002. In Q2 2003, the GBP increased in value relative to the U.S. dollar. The average exchange rate for Q2 2003 was 1.60 U.S. dollar per GBP compared to an average of 1.43 for Q2 2002.

Sales in Q2 2003 were $31.5 million compared to $28.0 million in Q2 2002, an increase of 12.6%. In GBP, Ring’s sales increased by .4%. The increase in Ring’s sales relates to the change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between Q2 2003 and Q2 2002.

Ring’s gross profit for Q2 2003 was $7.5 million compared to $5.7 million in Q2 2002, an increase of $1.8 million or 32%. Gross profit as a percentage of sales increased from 20.4% in Q2 2002 to 23.9% in Q2 2003. The $1.8 million increase in gross profit is primarily attributable to changes in Ring’s customer and product mix (approximately $461,000), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold (approximately $600,000) and the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($817,000).

The changes in Ring’s customer and product mix are primarily attributable to the continued benefit from products launched in late 2001, especially outdoor lighting and decorative/flush fittings together with additional sales of household bulbs and spotlights, generally with higher than average margins. Margins have also improved following the strategy of concentrating on higher margin products. This has resulted in a decline in the sales of lower margin products but we have taken the opportunity to increase our offering to customers through direct importation from our Hong Kong subsidiary Go-Gro.

SG&A increased from $3.1 million in Q2 2002 to $3.6 million in Q2 2003. An increase in payroll and payroll related costs of $246,000 combined with a $395,000 increase as a result of the strengthening of the GBP when translating Ring’s SG&A to the U.S. dollar more than offset the $268,000 decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 in 2003.

Interest expense decreased from $1.0 million in Q2 2002 to $765,000 in Q2 2003 attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $791,000 and $518,000 in acquisition-related interest in Q2 2002 and Q2 2003, respectively.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $317,000 in Q2 2003 compared to $275,000 in Q2 2002.

Sales in Q2 2003 and Q2 2002 were $5.4 million. Intercompany sales to Ring were $1.8 million in Q2 2003 compared to $1.3 million in Q2 2002. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $2.9 million, $344,000, and $269,000 in Q2 2003, respectively, and $3.2 million, $595,000, and $329,000 in Q2 2002, respectively.

Sales to Ring have increased between Q2 2003 and Q2 2002 as purchases increased from our wholly owned factory. Increasing the factory’s volume reduces fixed factory overhead as a percentage of total manufacturing cost resulting in a lower cost of product for Ring as well as North America. Sales to continental Europe have decreased as one major customer has shifted purchases to alternate suppliers.

Gross profit was $955,000 in Q2 2003 compared to $907,000 in Q2 2002. Gross profit as a percentage of sales increased to 17.8% in Q2 2003 compared to 16.9% in Q2 2002.

SG&A was $602,000 in Q2 2003 compared to $627,000 in Q2 2002.

Comparison of Six Months Ended March 31, 2003 and 2002

Consolidated Results

We had operating income of $7.4 million in YTD 2003 compared to operating income of $5.0 million in YTD 2002. The $2.5 million operating income improvement primarily resulted from an increase in gross profit and a decrease in SG&A. Net income in YTD 2003 was $3.5 million or $0.60 per diluted share compared to $140,000 or $.03 per diluted share in YTD 2002.

Net sales for YTD 2003 were $106.1 million compared to $110.1 million for YTD 2002. Lower sales in the United States and continental Europe were offset by increased sales in the United Kingdom. Lower sales in the United States are primarily a result of competitive pressures and the effect of the West Coast port shutdown that began in October 2002. Increased sales in the United Kingdom are primarily attributable to growth in our U.K. segment’s Automotive division and an increase in the average value of the GBP relative to the U.S. dollar from 1.43 during YTD 2002 to 1.59 during YTD 2003 which resulted in higher sales as a result of translation.

Lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 25%, 51%, 18% and 6% of net sales in YTD 2003 compared to 31%, 49%, 15% and 5% in YTD 2002. Sales made from warehouses constituted 68% of our consolidated net sales in YTD 2003 and YTD 2002. In YTD 2003 and YTD 2002, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $17.7 million (16.7%) and $20.6 million (18.7%), respectively, of our consolidated net sales. In YTD 2003 and YTD 2002, Home Depot accounted for $10.4 million (9.8%) and $15.1 million (13.7%), respectively, of our consolidated net sales. In January 2003, we were advised that Home Depot will be shifting purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $15.4 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be less than our current estimate for fiscal year 2003.

Gross profit in total dollars increased from $21.7 million in YTD 2002 to $22.6 million in YTD 2003, and gross profit as a percentage of sales increased from 19.7% in YTD 2002 to 21.3% in YTD 2003. The increase in the gross profit percent is primarily attributable to changes in Ring’s customer and product mix as we emphasized more profitable product lines and the strengthening of the GBP relative to the U.S. dollar effectively decreasing Ring’s cost of products sold, partially offset by a $1 million increase in the provision for North America slow moving inventory and lost margins on the $4 million decrease in sales. In December 2002, our U.S. operating company completed its move into a smaller distribution facility. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Our annual ocean freight contract for North America expired on April 30, 2003. Based on the current market environment, we may incur an annualized general rate increase of approximately $875,000 over our previous contract. Beginning April 1, 2003, we estimate that the U.K. segment will incur an annualized rate increase of approximately $720,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A for YTD 2003 was $15.2 million, a decrease of $1.5 million from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included a $406,000 decrease in the provision for preferential payment claims, a $279,000 decrease in depreciation expense as a result of fewer depreciable assets, a $360,000 decrease in payroll, benefits and severance, a $188,000 decrease in royalties due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002 and a $173,000 decrease in merchandising costs. In addition, the application of the non-amortization provisions for goodwill of SFAS No. 142 resulted in a $783,000 decrease in goodwill amortization for YTD 2003. However, the increase in the value of the GBP relative to the U.S. dollar resulted in a $647,000 aggregate increase in SG&A of Ring as a result of translation.

Interest expense was $2.1 million in YTD 2003 compared to $4.0 million in YTD 2002. The decreased expense is primarily attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings decreased from YTD 2002 primarily as a result of the sale of the Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on the term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio. Factors which will result in lower interest expense going forward include: (i) the completion of the whitewash procedure in May 2002 (a post-acquisition pre-requisite under English law to our ability to use Ring’s cash flows in the repayment of our acquisition debt), which resulted in a .50% decrease in our borrowing rate, (ii) a reduction in our margin over the LIBOR and prime rates of 2.25% and .50%, respectively, in August 2002, and (iii) a further reduction in the margin over both the LIBOR and prime rates of .50% in February 2003.

During the three months ended March 31, 2002, we began actively marketing for sale our underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the warehouse and substantially all of the equipment were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized during the quarter ended March 31, 2002. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down our term loans. In addition, during the quarter ended March 31, 2002, we sold a facility located in the United Kingdom, which resulted in a net gain on sale of $135,000. The net loss of $963,000 related to the sale of these two facilities was recognized as a loss on disposal of property and equipment.

Other expense was $23,000 in YTD 2003 compared to other income of $173,000 in YTD 2002. The components of other expense in YTD 2003 are dividends on Ring preferred stock ($98,000), offset by interest income ($27,000) and other miscellaneous income ($48,000). The components of other income in YTD 2002 are dividends on Ring preferred stock ($87,000), equity in loss of unconsolidated joint venture ($135,000) offset by the net proceeds from the settlement of an insurance claim ($216,000), interest income ($109,000) and miscellaneous income ($70,000).

The effective income tax rates for YTD 2003 and YTD 2002 were 35.0% and 33.0%, respectively. Through September 30, 2002, we have not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2003, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States. Because we are planning to repatriate a portion of our foreign earnings we increased our effective income tax rate 3.6% during YTD 2003.

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

North America

North America had a segment loss in YTD 2003 of $1.5 million as compared to a segment loss of $14,000 in YTD 2002. The increase in segment loss in YTD 2003 is primarily attributable to a decrease in gross profit partially offset by a decrease in SG&A. YTD 2002 included a $1.1 million loss related to the sale of the Tupelo, Mississippi distribution center in May 2002.

Sales by North America to external customers were $32.8 million in YTD 2003, a decrease of $9.6 million from YTD 2002. The decrease in sales is primarily attributable to decreases in the United States as a result of competitive pressures further exacerbated by the effect of the West Coast port shutdown. On September 30, 2002, the Pacific Maritime Association (“PMA”), a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union (“ILWU”) effectively bringing port operations to a halt. In October 2002, a Federal court ended the lockout and imposed an 80-day cooling off period pursuant to the Taft-Hartley Act. Because substantially all of the United States’ products are shipped from the Far East to the West Coast, the temporary loss of the use of these ports, as well as the congestion experienced after the termination of the lockout and additional freight charges imposed on us by our carriers, has negatively impacted our sales during YTD 2003. On January 23, 2003 the PMA and ILWU ratified a six-year contract effective February 1, 2003 that ended the lockout.

In YTD 2003 and YTD 2002, Home Depot accounted for $10.4 million (31.6%) and $15.1 million (35.6%), respectively, of our North America net sales. In January 2003, we were advised that Home Depot will be shifting purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $15.4 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be less than our current estimate for fiscal year 2003.

Gross profit for North America was $4.6 million in YTD 2003 compared to $9.1 million in YTD 2002. Gross profit as a percentage of net sales decreased from 21.5% in YTD 2002 to 13.9% in YTD 2003. The $4.5 million decrease in gross profit and the decrease in the gross profit percent between YTD 2003 and YTD 2002 are primarily attributable to the $9.6 million decrease in sales and a $1.0 million increase in the provision for North America slow moving inventory. YTD 2003 included a net translation gain of $103,000 compared to a net translation loss of $173,000 in YTD 2002. The $276,000 change is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar ($367,000) partially offset by the devaluation of the Mexican peso against the U.S. dollar ($134,000).

In YTD 2003 we recorded estimated inventory provisions of $1.5 million compared to $471,000 in YTD 2002. Gross inventory of finished products was $11.0 million at March 31, 2003 compared to $13.5 million at March 31, 2002. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Presently, most major U.S. customers purchase from our U.S. operating subsidiary, Catalina Industries, Inc., primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Customers of our Canadian subsidiary, Catalina Lighting Canada (1992), Inc., purchase approximately 45% on a direct basis and 55% from the warehouse. Substantially all of Mexico’s sales are from the warehouse. Direct ship customers receive their goods directly from our factory in China or from other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the seven-year period commencing fiscal 1995, when Catalina Industries’ warehouse was constructed in Tupelo, Mississippi; in fiscal 1995, warehouse sales were 61% of annual U.S. sales compared to 13% for YTD 2003.

SG&A decreased from $7.8 million in YTD 2002 to $5.9 million in YTD 2003. Expense categories where we had significant decreases include the provision for preferential payment claims ($406,000), payroll, benefits and severance costs ($632,000), royalties ($188,000) primarily due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002, merchandising costs ($173,000), Asia office expenses ($128,000), sales commissions ($116,000), and the non-amortization of goodwill as a result of the implementation of SFAS 142 during YTD 2003 ($196,000).

During the three months ended March 31, 2002, we began actively marketing for sale our underutilized Tupelo, Mississippi distribution center, which had a carrying value of $8.1 million as of March 31, 2002. On May 6, 2002, the warehouse and substantially all of the equipment were sold to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized as a loss on disposal of property and equipment in YTD 2002. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down our term loans.

United Kingdom

Ring’s segment contribution for YTD 2003 was $7.2 million compared to $1.9 million in YTD 2002.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 23, 2002. In YTD 2003, the GBP increased in value relative to the U.S. dollar. The average exchange rate for YTD 2003 was 1.59 U.S. dollar per GBP compared to an average of 1.43 for YTD 2002.

Sales in YTD 2003 were $65.4 million compared to $58.0 million in YTD 2002, an increase of 12.8%. In GBP, Ring’s sales increased 2.2%. $1.3 million of the $7.4 million increase in Ring’s sales is primarily attributable to growth in the Automotive division. The growth has resulted from a combination of new product offerings, increased business with existing customers in its core markets and the supply of new and existing products, such as LED torches and power packs, into new markets. The remaining $6.1 million increase in sales relates to a change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between YTD 2003 and YTD 2002.

Ring’s gross profit for YTD 2003 was $15.5 million compared to $10.2 million in YTD 2002, an increase of $5.3 million or 51%. Gross profit as a percentage of sales increased from 17.7% in YTD 2002 to 23.7% in YTD 2003. The $5.3 million increase in gross profit is primarily attributable to changes in Ring’s customer and product mix (approximately $2.3 million), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold (approximately $1.1 million), the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($1.5 million) and increased sales ($376,000).

The changes in Ring’s customer and product mix are primarily attributable to the continued benefit from products launched in late 2001, especially outdoor lighting and decorative/flush fittings together with additional sales of household bulbs and spotlights, generally with higher than average margins. Margins have also improved following the strategy of concentrating on higher margin products. This has resulted in a decline in the sales of lower margin products but we have taken the opportunity to increase our offering to customers through direct importation from Go-Gro’s factory in China.

SG&A increased from $6.2 million in YTD 2002 to $6.8 million in YTD 2003. An increase in payroll and payroll related costs of $372,000 combined with a $647,000 increase as a result of the strengthening of the GBP when translating Ring’s SG&A to the U.S. dollar more than offset the $540,000 decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 during YTD 2003.

Interest expense decreased from $2.2 million in YTD 2002 to $1.5 million in YTD 2003 attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $1.6 million and $1.1 million in acquisition-related interest in YTD 2002 and YTD 2003, respectively.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $1,057,000 in YTD 2003 compared to $1,006,000 in YTD 2002.

Sales in each of YTD 2003 and YTD 2002 were $13 million. Intercompany sales to Ring were $5.2 million in YTD 2003 compared to $3.3 million in YTD 2002. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $6.3 million, $895,000, and $681,000 in YTD 2003, respectively, and $7.4 million, $1.5 million and $835,000 in YTD 2002, respectively.

Sales to Ring have increased between YTD 2003 and YTD 2002 as purchases increased from our wholly owned factory. Increasing the factory’s volume reduces fixed factory overhead as a percentage of total manufacturing cost resulting in a lower cost of product for Ring as well as North America.

Gross profit was $2.4 million in YTD 2003 in YTD 2002. Gross profit as a percentage of sales decreased to 18.1% in YTD 2003 compared to 18.4% in YTD 2002.

SG&A was $1.3 million in YTD 2003 compared to $1.4 million in YTD 2002. This decrease is primarily attributable to a decrease of $105,000 in the provision for bad debt.

Liquidity and Capital Resources

We meet our short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, mortgage notes, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs.

Cash Flows and Financial Condition

During YTD 2003, we used funds generated from operations of $ 3.9 million and cash on hand to pay down debt of $5.7 million and make capital expenditures net of proceeds from sale of property and equipment of $461,000. Availability under our revolving credit facilities increased from $15.7 million at September 30, 2002 to $22.0 million at March 31, 2003.

Inventory levels at March 31, 2003 were $35.9 million, as compared to $34.5 million at September 30, 2002, primarily reflecting an increase in inventory located in the United Kingdom to support anticipated sales levels.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $8.5 million and $9.1 million at March 31, 2003 and September 30, 2002, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring’s U.K. facility. The facility consisted of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.5 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the United States and the United Kingdom. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties. Our $75 million credit facility was amended and restructured in connection with the Sun Transaction. As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amended facility to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the British pound equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin (3.7% effective rate at March 31, 2003). The applicable margin is determined by a leverage ratio calculation. At March 31, 2003, the margin on prime rate and LIBOR based loans was 1.0% and 2.0%, respectively. The majority of our borrowings are LIBOR based. Under the amended facility, we were required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002 and are required to meet quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ended December 31, 2002. Capital expenditures for fiscal 2003 are limited under the amendment to $4.0 million. The term loans are now repayable in installments aggregating approximately $795,000 on each of June 30, 2003, and September 30, 2003, and $17.6 million on December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group’s fee for the amendment consisted of warrants to purchase 70,829 shares of common stock at a price of $.05 per share.

Because these term loans and revolving loans mature on December 31, 2003, they have been reflected in the consolidated balance sheet as current liabilities. We have begun the process of renegotiating the terms and maturities of our credit facilities. Based on our current financial condition and operating results, we believe that we will be successful in renegotiating these facilities on terms satisfactory to us, and that our working capital will therefore be sufficient for our financial needs for fiscal 2004.

Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Trade letters of credit and bonds outstanding under this arrangement amounted to approximately $3,000 and $938,000, respectively, at March 31, 2003 and there were no borrowings.

Catalina Canada has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $4.8 million) in the aggregate. The facility matures in December 2004. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro has a 46 million Hong Kong dollars (approximately U.S. $5.9 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit and negotiation of discrepant documents presented under export letters of credit issued by banks. The Hong Kong bank requires Go-Gro to fully collateralize any outstanding borrowing or trade letter of credit with cash, a standby letter of credit or export letters of credit sent for collection and under lien to the bank. The facility is secured by a guarantee issued by us. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At March 31, 2003, Go-Gro had used $690,000 of this line for letters of credit, cash deposits amounted to $235,000 and there were no borrowings.

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

We utilize the revolving portions of our $75 million credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of May 5, 2003, we had $19.8 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $6.2 million from September 30, 2002.

Since July 2001, we have significantly reduced our overhead and operating costs in the United States, the United Kingdom and China through personnel reductions and the elimination of discretionary expenditures. As of March 31, 2003, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the 2004 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock.

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

Interest due on the subordinated debt outstanding for the twelve months ended March 31, 2003 was paid in cash and no additional warrants were issued.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $716,000 at March 31, 2003.

Immediately prior to the closing of the Sun Transaction, we had existing employment agreements with our then chief executive officer, two executive vice presidents and our then chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under our credit facility has occurred and is continuing. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At March 31, 2003, the remaining amounts due from these individuals totaled $95,000.

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

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 211,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million through March 31, 2003.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. It is our intention to either begin construction or negotiate with the local authorities to extend or modify the agreement’s deadlines. If the construction is not completed or if the deadline is not extended, our investment in the land rights could be impaired. Our investment in this parcel of land at March 31, 2003 was $771,000. Certain claims have been asserted by local authorities in China against us related to unpaid land fees. We do not believe we have legal liability for these fees and are currently considering our options for resolving the matter. We do not believe the settlement of this matter will have a material effect on our consolidated operations.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003 the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Based on experience, we have accrued $350,000 for this contingency as of March 31, 2003. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

Other Matters

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization (the “WTO”), could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

Ring has a defined benefit pension plan which covers 20 current employees and approximately 750 members formerly associated with Ring. Effective April 7, 2003 the 20 current employees joined a defined contribution pension plan and stopped accruing future benefits under this defined benefit plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary. The Company reviews the plan on a periodic basis, and in the future it may determine to terminate the plan. It is anticipated that a termination would require accelerated payments based on the MFR shortfall. The most recent estimate as of March 12, 2003 placed the MFR shortfall at approximately $3.5 million. Based on actuarial advice, Ring is paying a monthly contribution of $55,000 to reduce the MFR shortfall. The U.K. government announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. Based on current information, it is uncertain when the U.K. government will change funding standards, and should the Company not terminate its U.K. pension plan prior to that date, the cost to terminate the plan under the new rules is likely to be significantly greater than the current $3.5 million deficit under the MFR method. The accrued liability for the U.K. pension at March 31, 2003 was $4.5 million.

As of March 31, 2003, Ring Limited had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible at the option of the holder into fully paid ordinary shares of Ring Limited on the basis of two ordinary shares of Ring Limited for every five preference shares. Convertible preference shares representing a minority interest of approximately $975,000 will convert automatically into fully paid ordinary shares on January 1, 2004. The remaining minority interest of approximately $176,000 is not convertible into ordinary shares.

Impact of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principles. As of March 31, 2003, we have assessed the impact of adopting SFAS 142. Application of the non-amortization provisions of SFAS No. 142 will result in an increase in pretax income of approximately $1.6 million per year. We have completed a transitional fair value based impairment test as of October 1, 2002 and the test indicated that there is no impairment of recorded goodwill.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We currently account for stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provide the disclosures required by SFAS No. 123. We have adopted the additional disclosure provisions of SFAS 148 during the quarter ended March 31, 2003.

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

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. We do not believe the adoption of this Interpretation will have a material effect on our financial statements.

Impact of Inflation and Economic Conditions

The Company has periodically experienced price increases in the costs of raw materials and finished goods from other suppliers which reduced the Company’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials and finished goods prices could have an adverse impact on our net sales and income from continuing operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the six months ended March 31, 2003 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2002.

Item 4.

Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 13, 2003 was conducted by our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in excess umbrella insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 for incidents involving halogen light products and $75,000 for all other incidents. All other material terms of the policy remain unchanged. Based on experience, we have accrued $350,000 for this contingency as of March 31, 2003. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

We were involved in a dispute regarding the possible infringement of a registered patent. We settled this matter for approximately $100,000 during the quarter ended March 31, 2003.

We are also a defendant in other legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or annual results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual Meeting of Shareholders on February 27, 2003. Two matters were considered and voted upon at the Annual Meeting: the election of ten persons to serve as directors for a one-year term and the ratification of the appointment of Grant Thornton LLP as our auditors for the fiscal year ending September 30, 2003.

The nominations of Kevin J. Calhoun, C. Deryl Couch, C. Daryl Hollis, Michael H. Kalb, Rodger R. Krouse, Marc J. Leder, George R. Rea, Patrick J. Sullivan, Clarence E. Terry and Robert Varakian were considered and ultimately approved by the votes set forth below:

	Votes For	Votes Withheld
Kevin J. Calhoun	3,892,258	33,695
C. Deryl Couch	3,892,258	33,695
C. Daryl Hollis	3,892,258	33,695
Michael H. Kalb	3,892,258	33,695
Rodger R. Krouse	3,892,258	33,695
Marc J. Leder	3,892,258	33,695
George R. Rea	3,892,258	33,695
Patrick J. Sullivan	3,892,258	33,695
Clarence E. Terry	3,892,258	33,695
Robert Varakian	3,892,258	33,695

The appointment of Grant Thornton LLP to serve as our auditors for the fiscal year ending September 30, 2003 was ratified by a vote of 3,925,389 (91.6%) shares cast for the proposal in favor, 395 shares (-%) cast against; there were 169 abstentions and 0 non-votes with respect to the proposal.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit Number	Description

99.1	Certification by Robert Varakian, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Stephen G. Marble, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

On February 4, 2003, we filed with the SEC a report on Form 8-K (a “Form 8-K”) to report the announcement of our financial results for the quarter ended December 31, 2002.

On March 24, 2003, we filed a Form 8-K to report the revision of the sales guidance we had communicated in December 2002 for the fiscal year ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.
/s/ ROBERT VARAKIAN

Robert Varakian President and Chief Executive Officer

/s/ STEPHEN G. MARBLE

Stephen G. Marble Chief Financial Officer (Chief Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003	/s/ ROBERT VARAKIAN

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

Date: May 14, 2003	/s/ STEPHEN G. MARBLE

Stephen G. Marble Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification by Robert Varakian, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Stephen G. Marble, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.