Form 10-Q
period 2003-06-30
CATALINA LIGHTING INC
filed 2003-08-06
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on August 1, 2003 was 4,289,873.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2003	September 30, 2002

	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,829	$2,657
Restricted cash equivalents and short-term investments	278	—
Accounts receivable, net of allowance for doubtful accounts of $722 and $446, respectively	24,935	33,814
Inventories	35,125	34,511
Other current assets	5,041	5,660

Total current assets	67,208	76,642
Property and equipment, net	16,879	18,102
Goodwill, net	28,282	28,282
Other intangible assets, net	1,500	2,634
Other assets, net	7,224	5,554

Total assets	$121,093	$131,214

(Continued on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share data)

	June 30, 2003	September 30, 2002

	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,984	$29,498
Revolving credit facilities	10,450	1,477
Term loans	14,283	3,154
Current maturities of other long-term debt	749	340
Other current liabilities	14,341	13,700

Total current liabilities	61,807	48,169
Revolving credit facilities	490	11,315
Term loans	—	17,574
Subordinated notes	2,980	2,804
Other long-term debt	21	721
Accrued pension and other liabilities	4,610	4,959

Total liabilities	69,908	85,542

Minority interest	1,202	1,144

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued 4,418,260 shares and 4,414,260 shares, respectively; outstanding 4,289,873 shares and 4,285,873 shares, respectively	44	44
Additional paid-in capital	38,577	38,119
Retained earnings	12,369	7,623
Deferred compensation	(307)	—
Accumulated other comprehensive income	1,761	1,203
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

	49,983	44,528

	$121,093	$131,214

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net sales	$48,398	$53,351	$154,510	$163,463
Cost of sales	37,742	42,910	121,205	131,329

Gross profit	10,656	10,441	33,305	32,134
Litigation settlement	—	959	—	959
Selling, general and administrative expenses	7,816	8,231	23,024	24,963

Operating income	2,840	1,251	10,281	6,212

Other expenses:
Interest expense	(874)	(1,789)	(2,946)	(5,751)
Gain (loss) on disposal of property and equipment, net	13	—	32	(963)
Other income (expenses)	(41)	(72)	(64)	101

Total other expenses	(902)	(1,861)	(2,978)	(6,613)

Income (loss) before income taxes	1,938	(610)	7,303	(401)
Income tax provision (benefit)	679	(201)	2,557	(132)

Net income (loss)	$1,259	$(409)	$4,746	$(269)

Weighted average number of shares outstanding
Basic	5,559	3,371	5,557	3,241
Diluted	5,787	3,371	5,791	3,241
Earnings (loss) per share
Basic	$0.23	$(0.12)	$0.85	$(0.08)
Diluted	$0.22	$(0.12)	$0.82	$(0.08)

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,746	$(269)
Adjustments for non-cash items:
Exchange loss (gain)	(105)	33
Amortization to interest expense	986	1,412
Depreciation and other amortization	2,406	4,736
Deferred income tax (benefit) provision	(1,667)	(2,076)
Loss (gain) on disposition of property and equipment	(32)	963
Non-cash compensation	144	—
Warrants issued for interest on subordinated notes	—	175
Interest on subordinated notes added to principal	—	692
Change in assets and liabilities	2,375	2,757

Net cash provided by operating activities	8,853	8,423

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(902)	(599)
Proceeds from sale of property and equipment	263	8,454
Decrease (increase) in restricted cash equivalents and short-term investments	—	1,066

Net cash (used in) provided by investing activities	(639)	8,921

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(297)	(737)
Payments on bonds payable	—	(5,100)
Net payments on revolving credit facilities	(1,904)	(7,619)
Payments on term loans	(6,925)	(4,013)
Proceeds from issuance of common stock	8	—
Sinking fund redemption payments on bonds payable	—	(515)

Net cash used in financing activities	(9,118)	(17,984)

Effect of exchange rate changes on cash	76	68

Net decrease in cash and cash equivalents	(828)	(572)
Cash and cash equivalents at beginning of period	2,657	4,613

Cash and cash equivalents at end of period	$1,829	$4,041

(Continued on Page 5)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Supplemental Cash Flow Information

	Nine Months Ended June 30,
	2003	2002
	(In thousands)
Cash paid for:
Interest	$2,034	$3,248
Income taxes	$2,536	$626

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. The Company amended the terms of the stock options previously granted and as a result will incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis. Compensation expense for the nine months ended June 30, 2003 amounted to $86,000.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the nine months ended June 30, 2003 amounted to $18,000.

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the nine months ended June 30, 2003.

During the nine months ended June 30, 2002, the Company issued warrants valued at $175,000 as additional interest expense on subordinated debt.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended June 30, 2003 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net income (loss)	$1,259	$(409)	$4,746	$(269)
Foreign currency translation gain	546	1,621	558	976
Change in unrealized loss on derivative instrument, net of taxes	—	—	—	139

Total comprehensive income	$1,805	$1,212	$5,304	$846

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was issued by the Financial Accounting Standards Board (the “FASB”) in July 2001. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principles. The Company has assessed the impact of adopting SFAS 142 and believes that the application of the non-amortization provisions of SFAS 142 will result in an increase in pretax income of approximately $1.6 million per year ($1.2 million for the nine months ended June 30, 2003). The Company has completed a transitional fair value based impairment test as of October 1, 2002 and the test indicated that there is no impairment of recorded goodwill.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of the statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS 123. The Company adopted the additional disclosure provisions of SFAS 148 during the quarter ended March 31, 2003.

In December 2002, the FASB issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FIN 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception. For many guarantees, fair value will likely be determined using the expected present value method described in the FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements”; and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. This Interpretation does not have a material effect on the Company’s financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below.

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended June 30, 2002 (there were no options granted during the quarter ended June 30, 2003): no dividend yield; expected volatility of 96%; risk-free interest rate of 4.47%; and an expected five-year term for options granted. The weighted average fair value at date of grant of options granted during 2002 was $3.90 per option. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Net income (loss)—as reported	$1,259	$(409)
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(99)	(69)

Net income (loss)—proforma	$1,160	$(478)

Basic earnings (loss) per share—as reported	$0.23	$(0.12)
Basic earnings (loss) per share—proforma	$0.21	$(0.14)

Diluted earnings (loss) per share—as reported	$0.22	$(0.12)
Diluted earnings (loss) per share—proforma	$0.20	$(0.14)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the nine months ended June 30, 2003 and 2002, respectively: no dividend yield; expected volatility of 88% and 96%, risk-free interest rate of 3.0% and 3.8% and an expected five-year term. The weighted average fair value at date of grant of options granted during 2003 and 2002 was $6.24 and $1.77 per option, respectively. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2003	2002
Net income (loss)—as reported	$4,746	$(269)
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(251)	(202)

Net income (loss)—proforma	$4,495	$(471)

Basic earnings (loss) per share—as reported	$0.85	$(0.08)
Basic earnings (loss) per share—proforma	$0.81	$(0.15)

Diluted earnings (loss) per share—as reported	$0.82	$(0.08)
Diluted earnings (loss) per share—proforma	$0.78	$(0.15)

Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.	Inventories

Inventories consisted of the following:

	June 30, 2003	September 30, 2002
	(In thousands)
Raw materials	$2,442	$2,383
Work-in-progress	458	440
Finished goods	32,225	31,688

Total inventories	$35,125	$34,511

3.	Goodwill and Other Intangible Assets

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In connection with adopting SFAS 142, the Company also reassessed the identification of intangible assets and determined that the Company has no identifiable intangible assets related to its past acquisitions. The components of the Company’s other intangible assets subject to amortization are as follows (in thousands):

	June 30, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Merchandising costs and other	$1,473	$1,046	$1,840	$1,212
Financing costs	3,360	2,499	3,290	1,646
Non-compete	600	388	600	238

	$5,433	$3,933	$5,730	$3,096

Amortization expense for intangible assets during the nine months ended June 30, 2003 was $1.4 million. The following table provides information regarding estimated amortization expense for each of the following years ending September 30 (in thousands):

2003	$1,873
2004	783
2005	144
2006	94

The following table adjusts earnings per share for the adoption of SFAS 142:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Reported net income (loss)	$1,259	$(409)	$4,746	$(269)
Goodwill amortization, net of income tax Effect	—	226	—	926

Adjusted net income (loss)	$1,259	$(183)	$4,746	$657

Basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
Reported net earnings (loss)	$0.23	$0.22	$(0.12)	$(0.12)
Goodwill amortization, net of income tax effect	—	—	.07	.07

Adjusted net earnings (loss)	$0.23	$0.22	$(0.05)	$(0.05)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2003		2002
	Basic	Diluted	Basic	Diluted
Reported net earnings (loss)	$0.85	$0.82	$(0.08)	$(0.08)
Goodwill amortization, net of income tax effect	—	—	0.29	0.29
Effect of including warrants and options previously anti-dilutive	—	—	(0.06)	(0.07)

Adjusted net earnings	$0.85	$0.82	$0.15	$0.14

4.	Revolving Credit Facilities

The Company has a $75 million credit facility which funded the Company’s acquisition of Ring Limited, the Company’s U.K. subsidiary (“Ring”), and provides funds through revolving facilities for the Company’s U.S. and U.K. operations. The facility matures on December 31, 2003, and accordingly all amounts due have been classified as current liabilities at June 30, 2003.

The Company’s Canadian subsidiary has a separate revolving credit facility which matures in December 2004.

5.	Segment Information

Information on operating segments and a reconciliation to income before income taxes for the three and nine months ended June 30, 2003 and 2002 are as follows (in thousands):

Net Sales by Business Segment:

	Three Months Ended June 30,
	2003			2002
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$13,327	$—	$13,327	$23,341	$—	$23,341
United Kingdom	32,003	—	32,003	25,941	—	25,941
China Manufacturing and Distribution	3,068	2,522	5,590	4,069	1,680	5,749
Eliminations	—	(2,522)	(2,522)	—	(1,680)	(1,680)

Total	$48,398	—	$48,398	$53,351	—	$53,351

	Nine Months Ended June 30,
	2003			2002
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$46,171	$—	$46,171	$65,747	$—	$65,747
United Kingdom	97,403	—	97,403	83,926	—	83,926
China Manufacturing and Distribution	10,936	7,701	18,637	13,790	4,993	18,783
Eliminations	—	(7,701)	(7,701)		(4,993)	(4,993)

Total	$154,510	—	$154,510	$163,463	—	$163,463

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Net Sales by Location of External Customers:

	Three Months Ended June 30,
	2003	2002
United States	$7,263	$17,362
United Kingdom	30,819	25,140
Canada	5,720	5,659
Other	4,596	5,190

Net sales	$48,398	$53,351

	Nine Months Ended June 30,
	2003	2002
United States	$26,124	$46,455
United Kingdom	94,067	82,122
Canada	18,010	17,438
Other	16,309	17,448

Net sales	$154,510	$163,463

Net Sales by Product Class:

	Three Months Ended June 30,
	2003	2002
Lighting	$35,501	$42,767
Automotive after-market	10,081	8,094
Industrial consumables	2,816	2,490

Net sales	$48,398	$53,351

	Nine Months Ended June 30,
	2003	2002
Lighting	$115,756	$131,471
Automotive after-market	29,717	24,088
Industrial consumables	9,037	7,904

Net sales	$154,510	$163,463

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Segment Contribution:

	Three Months Ended June 30,
	2003	2002
North America	$(647)	$(291)
United Kingdom	3,168	239
China Manufacturing and Distribution	52	396

Subtotal for segments	2,573	344
Parent/administrative expenses and other	(635)	(954)

Income (loss) before income taxes	$1,938	$(610)

	Nine Months Ended June 30,
	2003	2002
North America	$(2,157)	$(305)
United Kingdom	10,354	2,177
China Manufacturing and Distribution	1,109	1,402

Subtotal for segments	9,306	3,274
Parent/administrative expenses and other	(2,003)	(3,675)

Income (loss) before income taxes	$7,303	$(401)

Interest Expense (1):

	Three Months Ended June 30,
	2003	2002
North America	$55	$172
United Kingdom	620	1,090
China Manufacturing and Distribution	1	1

Subtotal for segments	676	1,263
Parent	198	526

Total interest expense	$874	$1,789

	Nine Months Ended June 30,
	2003	2002
North America	$267	$542
United Kingdom	2,139	3,287
China Manufacturing and Distribution	2	2

Subtotal for segments	2,408	3,831
Parent	538	1,920

Total interest expense	$2,946	$5,751

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Total Assets by asset location :
	June 30, 2003	September 30, 2002
North America (3)	$28,391	$37,350
United Kingdom	69,836	73,104
China (2)	26,007	30,039
Eliminations	(3,141)	(9,279)

Total assets	$121,093	$131,214

Property and Equipment, net:

	June 30, 2003	September 30, 2002
North America (3)	$1,648	$1,755
United Kingdom	2,026	2,275
China (2)	13,205	14,072

Property and equipment, net	$16,879	$18,102

Expenditures for Additions to Property and Equipment:

	Nine Months Ended June 30,
	2003	2002
North America	$289	$42
United Kingdom	372	308
China (4)	241	249

Total expenditures	$902	$599

(1)	The interest expense shown for each segment includes interest paid or earned on inter-segment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.
(2)	China assets include assets related to both the North America and the China Manufacturing and Distribution segments and are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $1.6 million and $2.2 million at June 30, 2003 and September 30, 2002, respectively.
(3)	Total assets for North America include parent assets.
(4)	China additions include expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Major Customers

Two customers (included in the North America segment) accounted for 7.5% and 4.9%, respectively, of the Company’s consolidated net sales for the three months ended June 30, 2003, and 10.5% and 13.6%, respectively, during the same period in 2002. One other customer (primarily included in the United Kingdom segment) accounted for 18.5% and 14.7%, respectively, of the Company’s consolidated net sales during the three months ended June 30, 2003 and 2002.

During the nine months ended June 30, 2003 and 2002, one customer (included in the North America segment) accounted for 8.3% and 13.7%, respectively, of the Company’s consolidated net sales. One other customer (primarily included in the United Kingdom segment) accounted for 17.2% and 17.4%, respectively, of the Company’s consolidated net sales during the nine months ended June 30, 2003 and 2002.

6.	Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, the Company maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. Based on experience, the Company has accrued $420,000 for this contingency as of June 30, 2003. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. All other material terms of the policy remain unchanged.

The Company is also a defendant in other legal proceedings arising in the ordinary course of its business. In the opinion of management (based on the advice of counsel) the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Pension Plan

Ring has a defined benefit pension plan which covers 20 current employees and approximately 750 members formerly associated with Ring. On April 7, 2003, the 20 current employees joined a defined contribution pension plan and stopped accruing future benefits under this defined benefit plan and there are now no active members in the plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). Ring is paying a monthly contribution of $58,000 to reduce the MFR shortfall which was calculated, as at April 5, 2003, to be approximately $3.5 million. The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. The accrued liability for the U.K. pension plan as of June 30, 2003 was $4.8 million. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all member’s benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those plans which are underfunded, such as the Ring plan, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined by the protection fund. The full buyout cost is considerably higher than the MFR cost. The Company does not intend to terminate the plan in the foreseeable future.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Capital Expenditures

In September 2000, the Company’s Hong Kong subsidiary, Go-Gro Industries, Ltd. (“Go-Gro”), deposited the purchase price of approximately $1 million for its joint venture partner’s interest in its Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. The Company may not begin construction by the March 2004 deadline. The Company is evaluating whether it should approach the local authorities to obtain an extension. If the Company decides not to seek an extension, the Company’s investment in the land rights will be impaired. The Company’s investment in this parcel of land at June 30, 2003 was $767,000.

Certain claims have been asserted by local authorities in China against the Company related to unpaid land fees. The Company does not believe it has legal liability for these fees and is currently negotiating a settlement with the local authorities. The Company does not believe the settlement of this matter will have a material effect on its consolidated operations; however, the ultimate resolution of this matter is uncertain.

7.	Stock Options

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period.

During the nine months ended June 30, 2003, the Company granted to employees and directors options to purchase 233,750 shares of common stock of the Company at an average price of $8.97 per share, options to purchase 175,350 shares were cancelled and options to purchase 4,000 shares were exercised. Options outstanding increased from 651,167 at September 30, 2002 to 705,567 at June 30, 2003.

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

Effective April 8, 2002, the Company announced a one-for-five reverse stock split. Earnings per share information reflects the reverse stock split for all periods presented. The computations of basic and diluted earnings per common share (EPS) are as follows (in thousands except per share data):

	Three Months Ended June 30,
	2003	2002
Basic EPS
Numerator:
Net income (loss) attributable to common stockholders	$1,259	$(409)

Denominator:
Weighted average shares outstanding for the period	4,289	3,371
Effect of warrants *	1,270	—

Weighted average shares used for basic EPS	5,559	3,371

Basic EPS (loss per share)	$0.23	$(0.12)

	Three Months Ended June 30,
	2003	2002
Diluted EPS
Numerator:
Net income (loss) available to common stockholders	$1,259	$(409)

Denominator:
Weighted average shares outstanding for the period	4,289	3,371
Effect of stock options**	179	—
Effect of warrants ***	1,319	—

Weighted average shares used for diluted EPS	5,787	3,371

Diluted EPS (loss per share)	$0.22	$(0.12)

*	The amount for 2003 represents weighted average shares issuable upon the exercise of warrants with an exercise price of $0.05 per share. Weighted average shares issuable upon the exercise of warrants at $0.05 per share which were not included in the calculation for 2002 because they were antidilutive were 1,277,000.
**	Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 239,000 (at prices ranging from $9.49 to $26.90) and 658,954 (at prices ranging from $1.90 to $26.90) for 2003 and 2002, respectively.
***	Weighted average shares issuable upon the exercise of warrants (at prices ranging from $.05 to $2.20 per warrant) which were not included in the calculation for 2002 because they were antidilutive were 1,333,000.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2003	2002
Basic EPS
Numerator:
Net income (loss) attributable to common stockholders	$4,746	$(269)

Denominator:
Weighted average shares outstanding for the period	4,287	3,241
Effect of warrants *	1,270	—

Weighted average shares used for basic EPS	5,557	3,241

Basic EPS (loss per share)	$0.85	$(0.08)

	Nine Months Ended June 30,
	2003	2002
Diluted EPS
Numerator:
Net income (loss) available to common stockholders	$4,746	$(269)

Denominator:
Weighted average shares outstanding for the period	4,287	3,241
Effect of stock options**	186	—
Effect of warrants***	1,318	—

Weighted average shares used for diluted EPS	5,791	3,241

Diluted EPS (loss per share)	$0.82	$(0.08)

*	The amount for 2003 represents weighted average shares issuable upon the exercise of warrants with an exercise price of $0.05 per share. Weighted average shares issuable upon the exercise of warrants at $0.05 per share which were not included in the calculation for 2002 because they were antidilutive were 1,277,000.
**	Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 215,000 (at prices ranging from $9.49 to $26.90) and 613,538 (at prices ranging from $1.90 to $26.90) for 2003 and 2002, respectively.
***	Weighted average shares issuable upon the exercise of warrants (at prices ranging from $0.05 to $2.20 per warrant) which were not included in the calculation for 2002 because they were antidilutive were 1,305,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify “forward-looking statements” by words such as “expects”, “anticipates”, “believes”, “plans”, “intends”, “estimates”, and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. We continually evaluate our estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable.—Our allowance for doubtful accounts is based on our estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in our opinion, is believed to be set in an amount sufficient to respond to normal business conditions. We set specific reserves for customers in bankruptcy and general reserves for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Reserves on Inventories—Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. We regularly review our investment in inventories for declines in value. We establish a general reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes—Significant judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.

We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of its valuation allowance, if necessary. We operate within multiple taxing jurisdiction, and we are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In our opinion, adequate provisions for income taxes have been made.

Goodwill—On an annual basis, we assess our goodwill for impairment by applying a fair value based test. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination.

Accrual for Sales Incentives—Our accrual for sales incentives is usually based on certain stated percentages of gross sales and is recognized as a reduction of gross sale revenue at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. We set specific reserves for customers based on contracted amounts and general reserves for the unknown amounts. Should we underestimate the reserve for the unknown allowances, this reserve may need to be significantly increased, which would have a negative impact upon our operations.

Reserves for Product Liability Claims and Litigation—We are subject to various legal proceedings, product liability claims and other claims in the ordinary course of business. We estimate the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

In the following comparison of the results of operations, the three months ended June 30, 2003 and 2002 are referred to as “Q3 2003” and “Q3 2002”, respectively, and the nine months ended June 30, 2003 and 2002 are referred to as “YTD 2003” and “YTD 2002”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at June 30, 2003.

Comparison of Three Months Ended March 31, 2003 and 2002

Consolidated Results

We had operating income of $2.8 million in Q3 2003 compared to operating income of $1.3 million in Q3 2002. The Q3 2002 operating income included a $959,000 charge related to the settlement of a patent lawsuit. The remainder of the $1.5 million increase in operating income resulted from a $215,000 increase in gross profit and a $415,000 decrease in selling, general and administrative expenses (“SG&A”). Net income in Q3 2003 was $1.3 million, or $0.22 per diluted share, compared to a net loss of $409,000, or $0.12 per diluted share, in Q3 2002.

Net sales for Q3 2003 were $48.4 million compared to $53.4 million for Q3 2002. Lower sales in the United States were partially offset by increased sales in the United Kingdom. Lower sales in the United States are primarily a result of decrease volume principally resulting from competitive pressures. Increased sales in the United Kingdom are attributable in part to an increase in the average value of the Great British Pound (“GBP”) relative to the U.S. dollar from 1.46 during Q3 2002 to 1.62 during Q3 2003, which resulted in higher sales as a result of translation.

Lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 23%, 50%, 21% and 6% of net sales in Q3 2003 compared to 31%, 49%, 15% and 5% in Q3 2002. Sales made from warehouses constituted 72% and 60% of our consolidated net sales in Q3 2003 and Q3 2002, respectively. In Q3 2003 and Q3 2002, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $9.0 million (18.5%) and $7.8 million (14.7%), respectively, of our consolidated net sales. In Q3 2003 and Q3 2002, Walmart accounted for $3.6 million (7.5%) and $5.6 million (10.5%), respectively, of our consolidated net sales. In Q3 2003 and Q3 2002, Home Depot accounted for $2.4 million (4.9%) and $7.3 million (13.6%), respectively, of our consolidated net sales. We have been advised by Home Depot that they will shift purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $14.1 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our current estimate for fiscal year 2003.

Gross profit in total dollars increased from $10.4 million in Q3 2002 to $10.7 million in Q3 2003, and gross profit as a percentage of sales increased from 19.6% in Q3 2002 to 22.0% in Q3 2003. The increase in the gross profit percent is primarily attributable to changes in Ring’s customer and product mix as we emphasized more profitable product lines and the strengthening of the GBP relative to the U.S. dollar effectively decreasing Ring’s cost of products sold.

Our annual ocean freight contract for North America expired on April 30, 2003. Based on the current market environment, we may incur an annualized general rate increase of approximately $700,000. Beginning July 1, 2003, we estimate that the U.K. segment will incur an annualized rate increase of approximately $675,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

Litigation settlement of $959,000 in Q3 2002 reflects the final judgment against us in a patent infringement lawsuit. On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. vs. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against our customer and us on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court’s award of damages. We received the cash collateral for the surety bond net of the judgment amount.

SG&A for Q3 2003 was $7.8 million, a decrease of $415,000 from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included a $160,000 decrease in payroll, benefits and severance, a $134,000 decrease in professional fees and a $146,000 decrease in royalties due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002. In addition, the application of the non-amortization provisions for goodwill of SFAS 142 resulted in a $395,000 decrease in goodwill amortization for Q3 2003. However, we experienced a $188,000 increase in our insurance premiums and provision related to our deductible on product liability insurance. In addition, in Q3 2003, we recorded a $144,000 provision for lease termination costs representing the remaining contractual lease obligation net of projected sublease income on a property previously used by a subsidiary of Ring. Finally, the increase in the value of the GBP relative to the U.S. dollar resulted in a $367,000 aggregate increase in SG&A of Ring as a result of translation.

Interest expense was $874,000 in Q3 2003 compared to $1.8 million in Q3 2002. The decreased expense is attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings decreased from Q3 2002 primarily as a result of the sale of the Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on the term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio. Factors which will result in lower interest expense going forward include: (i) the completion of the whitewash procedure in May 2002 (a post-acquisition pre-requisite under English law to our ability to use Ring’s cash flows in the repayment of our acquisition debt), which resulted in a .50% decrease in our borrowing rate, (ii) a reduction in our margin over the LIBOR and prime rates of 2.25% and .50%, respectively, in August 2002, and (iii) a further reduction in the margin over both the LIBOR and prime rates of .50% in February 2003.

The effective income tax rates for Q3 2003 and Q3 2002 were 35% and 33%, respectively. Through September 30, 2002, we have not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30,

2003, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States. Our effective income tax rate increased because of this expected repatriation. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 5 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

North America had a segment loss in Q3 2003 of $647,000 compared to $291,000 in Q3 2002. The increase in segment loss in Q3 2003 is primarily attributable to a $10 million decrease in net sales, partially offset by a $796,000 decrease in SG&A. The Q3 2002 segment loss included a $959,000 charge related to the settlement of a patent lawsuit (see “Consolidated Results”).

Sales by North America to external customers were $13.3 million in Q3 2003, a decrease of $10.0 million from Q3 2002. The decrease in sales is primarily attributable to decrease volume in the United States as a result of competitive pressures.

In Q3 2003 and Q3 2002, Home Depot accounted for $2.4 million (17.8%) and $7.3 million (31.2%), respectively, of our North America net sales. We have been advised by Home Depot that they will shift purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $14.1 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our current estimate for fiscal year 2003.

Gross profit for North America was $2.5 million in Q3 2003 compared to $4.7 million in Q3 2002. Gross profit as a percentage of net sales decreased from 20.2% in Q3 2002 to 18.5% in Q3 2003. The $2.2 million decrease in gross profit and the decrease in the gross profit percent between Q3 2003 and Q3 2002 are primarily attributable to the $10.0 million decrease in net sales. Q3 2003 included a net foreign currency gain of $417,000 compared to a net loss of $23,000 in Q3 2002 as a result of the strengthening of the Canadian dollar relative to the U.S. dollar.

In Q3 2003 we recorded estimated inventory provisions of $228,000 compared to $126,000 in Q3 2002. Gross inventory of finished products was $10.0 million at June 30, 2003 compared to $14.3 million at June 30, 2002. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

SG&A decreased from $3.8 million in Q3 2002 to $3.0 million in Q3 2003. Expense categories where we had significant decreases include payroll, benefits and severance costs ($168,000), royalty expense due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002 ($146,000) and the non-amortization of goodwill as a result of the implementation of SFAS 142 during 2003 ($93,000). However, we experienced a $122,000 combined increase in our insurance premiums and the provision related to our deductible on product liability insurance.

United Kingdom

Ring’s segment contribution for Q3 2003 was $3.2 million compared to $239,000 in Q3 2002.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2002. In Q3 2003, the GBP increased in value relative to the U.S. dollar. The average exchange rate for Q3 2003 was 1.62 U.S. dollar per GBP compared to an average of 1.46 for Q3 2002.

Net sales in Q3 2003 were $32.0 million compared to $25.9 million in Q3 2002, an increase of 23.4%. In GBP, Ring’s net sales increased by 11.4% as a result of new product offerings, increased business with existing customers and the supply of new and existing products into new markets. $3.1 million of the $6.1 increase in Ring’s sales relates to the change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between Q3 2003 and Q3 2002.

Ring’s gross profit for Q3 2003 was $7.4 million compared to $4.7 million in Q3 2002, an increase of $2.7 million or 58%. Gross profit as a percentage of sales increased from 18.2% in Q3 2002 to 23.2% in Q3 2003. The $2.7 million increase in gross profit is attributable to changes in Ring’s customer and product mix (approximately $653,000), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold (approximately $669,000), increased sales ($785,000) and the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($707,000).

Ring has experienced strong growth in new product categories such as spotlights, torches and household bulbs, generally with higher than average margins. The strategy of Ring has been to concentrate on the higher margin products and this has resulted in a decline in the sales of lower margin products. However, at the same time, we have taken the opportunity to increase our offerings to customers through direct importation from Go-Gro.

SG&A increased from $3.3 million in Q3 2002 to $3.6 million in Q3 2003. A $144,000 provision for lease termination costs representing the remaining contractual lease obligation on a property previously used by a Ring subsidiary, net of projected sublease income, an $82,000 increase in payroll and payroll related costs combined with a $367,000 increase as a result of the strengthening of the GBP when translating Ring’s SG&A to the U.S. dollar more than offset the $276,000 decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 in 2003.

Interest expense decreased from $1.1 million in Q3 2002 to $620,000 in Q3 2003. This decrease was attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $865,000 and $472,000 in acquisition-related interest in Q3 2002 and Q3 2003, respectively.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $52,000 in Q3 2003 compared to $396,000 in Q3 2002.

Sales in Q3 2003 and Q3 2002 were $5.6 million and $5.7 million, respectively. Intercompany sales to Ring were $2.5 million in Q3 2003 compared to $1.7 million in Q3 2002. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $2.7 million, $111,000, and $272,000 in Q3 2003, respectively, and $3.2 million, $387,000, and $441,000 in Q3 2002, respectively.

Sales to Ring have increased between Q3 2003 and Q3 2002 while sales to continental Europe have decreased as one major customer has shifted purchases to alternate suppliers.

Gross profit was $989,000 in Q3 2003 compared to $714,000 in Q3 2002. Gross profit as a percentage of sales decreased to 12.8% in Q3 2003 compared to 17.2% in Q3 2002. The decrease in gross profit is attributable to an $856,000 decrease in manufactured sales as well as a decrease in intercompany pricing.

SG&A was $644,000 in Q3 2003 compared to $595,000 in Q3 2002, reflecting higher sales related expenses.

Comparison of Nine Months Ended June 30, 2003 and 2002

Consolidated Results

We had operating income of $10.3 million in YTD 2003 compared to operating income of $6.2 million in YTD 2002. The YTD 2002 operating income included a $959,000 charge related to the settlement of a patent lawsuit. The remainder of the $4.1 million operating income improvement resulted from a $1.2 million increase in gross profit and a $1.9 million decrease in SG&A. Net income in YTD 2003 was $4.7 million, or $0.82 per diluted share, compared to a net loss of $269,000, or $.08 per diluted share, in YTD 2002.

Net sales for YTD 2003 were $154.5 million compared to $163.5 million for YTD 2002. Lower sales in the United States and continental Europe were partially offset by increased sales in the United Kingdom. Lower sales in the United States are primarily a result of decrease volume principally as a result of competitive pressures and the effect of the West Coast port shutdown that began in October 2002 (as further explained in “Results By Segment – North America”). Increased sales in the United Kingdom are primarily attributable to growth in our U.K. segment’s Automotive division and an increase in the average value of the GBP relative to the U.S. dollar from 1.44 during YTD 2002 to 1.60 during YTD 2003 which resulted in higher sales as a result of translation.

Lamps, hardwired lighting fixtures, automotive after-market products and industrial consumables accounted for 24%, 51%, 19% and 6% of net sales in YTD 2003 compared to 31%, 49%, 15% and 5% in YTD 2002. Sales made from warehouses constituted 69% and 63% of our consolidated net sales in YTD 2003 and YTD 2002, respectively. In YTD 2003 and YTD 2002, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $26.6 million (17.2%) and $28.4 million (17.4%), respectively, of our consolidated net sales. In YTD 2003 and YTD 2002, Home Depot accounted for $12.8 million (8.3%) and $22.4 million (13.7%), respectively, of our consolidated net sales. We have been advised by Home Depot that they will shift purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $14.1 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our current estimate for fiscal year 2003.

Gross profit in total dollars increased from $32.1 million in YTD 2002 to $33.3 million in YTD 2003, and gross profit as a percentage of sales increased from 19.7% in YTD 2002 to 21.6% in YTD 2003. The increase in the gross profit percent is primarily attributable to changes in Ring’s customer and product mix as we emphasized more profitable product lines and the strengthening of the GBP relative to the U.S. dollar effectively decreasing Ring’s cost of products sold, partially offset by a $1.1 million increase in the provision for North America slow moving inventory and lost margins on the $9.0 million decrease in sales. In December 2002, our U.S. operating company completed its move into a smaller distribution facility. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Our annual ocean freight contract for North America expired on April 30, 2003. Based on the current market environment, we may incur an annualized general rate increase of approximately $700,000. Beginning July 1, 2003, we estimate that the U.K. segment will incur an annualized rate increase of approximately $675,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

Litigation settlement of $959,000 in Q3 2002 reflects the final judgment against us in a patent infringement lawsuit. On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. vs. Lamps Plus, Civil Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against our customer and us on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court’s award of damages. We received the cash collateral for the surety bond net of the judgment amount.

SG&A for YTD 2003 was $23.0 million, a decrease of $1.9 million from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included a $406,000 decrease in the provision for preferential payment claims, a $242,000 decrease in depreciation expense as a result of fewer depreciable assets, a $606,000 decrease in payroll, benefits and severance, a $332,000 decrease in royalties due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002, a $149,000 decrease in professional fees and a $171,000 decrease in merchandising costs in North America. In addition, the application of the non-amortization provisions for goodwill of SFAS 142 resulted in a $1.2 million decrease in goodwill amortization for YTD 2003. However, insurance expense and our provision for the deductible on our product liability insurance had a combined increase of $435,000 and the increase in the value of the GBP relative to the U.S. dollar resulted in a $1 million aggregate increase in SG&A of Ring as a result of translation.

Interest expense was $2.9 million in YTD 2003 compared to $5.8 million in YTD 2002. The decreased expense is attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings decreased from YTD 2002 primarily as a result of the sale of the Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on the term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio. Factors which will result in lower interest expense going forward include: (i) the completion of the whitewash procedure in May 2002 (a post-acquisition pre-requisite under English law to our ability to use Ring’s cash flows in the repayment of our acquisition debt), which resulted in a .50% decrease in our borrowing rate, (ii) a reduction in our margin over the LIBOR and prime rates of 2.25% and .50%, respectively, in August 2002, and (iii) a further reduction in the margin over both the LIBOR and prime rates of .50% in February 2003.

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

The effective income tax rates for YTD 2003 and YTD 2002 were 35% and 32.9%, respectively. Through September 30, 2002, we have not provided for possible U.S. income taxes on $27.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2003, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States. Our effective income tax rate increased during YTD 2003 because of this expected repatriation. Our effective income tax rate is dependent on both the total amount of pretax income generated and the source of such income (i.e., domestic or foreign). Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 5 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

North America had a segment loss in YTD 2003 of $2.2 million compared to a segment loss of $305,000 in YTD 2002. The increase in segment loss in YTD 2003 is primarily attributable to a decrease in gross profit partially offset by a decrease in SG&A. YTD 2002 included a $959,000 charge related to the settlement of a patent lawsuit (see “Consolidated Results”) and a $1.1 million loss related to the sale of the Tupelo, Mississippi distribution center in May 2002.

Sales by North America to external customers were $46.2 million in YTD 2003, a decrease of $19.6 million from YTD 2002. The decrease in sales is primarily a result of decrease volume in the United States as a result of competitive pressures further exacerbated by the effect of the West Coast port shutdown. On September 30, 2002, the Pacific Maritime Association (“PMA”), a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union (“ILWU”) effectively bringing port operations to a halt. In October 2002, a Federal court ended the lockout and imposed an 80-day cooling off period pursuant to the Taft-Hartley Act. Because substantially all of the United States’ products are shipped from the Far East to the West Coast, the temporary loss of the use of these ports, as well as the congestion experienced after the termination of the lockout and additional freight charges imposed on us by our carriers, has negatively impacted our sales during YTD 2003. On January 23, 2003, the PMA and ILWU ratified a six-year contract effective February 1, 2003 that ended the lockout.

In YTD 2003 and YTD 2002, Home Depot accounted for $12.8 million (27.7%) and $22.4 million (34.0%), respectively, of our North America net sales. We have been advised by Home Depot that they will shift purchases of many core program items to alternate suppliers. Sales to Home Depot are currently expected to be $14.1 million for the year ending September 30, 2003, compared to $29.4 million for the year ended September 30, 2002. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our current estimate for fiscal year 2003.

Gross profit for North America was $7.0 million in YTD 2003 compared to $13.8 million in YTD 2002. Gross profit as a percentage of net sales decreased from 21.0% in YTD 2002 to 15.2% in YTD 2003. The $6.8 million decrease in gross profit and the decrease in the gross profit percent between YTD 2003 and YTD 2002 are primarily attributable to the $19.6 million decrease in sales and a $1.1 million increase in the provision for North America slow moving inventory. YTD 2003 included a net foreign currency gain of $520,000 compared to a net loss of $196,000 in YTD 2002. The $716,000 change is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar.

In YTD 2003 we recorded estimated inventory provisions of $1.7 million compared to $597,000 in YTD 2002. Gross inventory of finished products was $10.0 million at June 30, 2003 compared to $14.3 million at June 30, 2002. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Presently, most major U.S. customers purchase from our U.S. operating subsidiary, Catalina Industries, Inc., primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Customers of our Canadian subsidiary, Catalina Lighting Canada (1992), Inc., purchase approximately 46% on a direct basis and 54% from the warehouse. Substantially all of Mexico’s sales are from the warehouse. Direct ship customers receive their goods directly from our factory in China or from other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the seven-year period commencing fiscal 1995, when Catalina Industries’ warehouse was constructed in Tupelo, Mississippi; in fiscal 1995, warehouse sales were 61% of annual U.S. sales compared to 13% for YTD 2003.

SG&A decreased from $11.7 million in YTD 2002 to $8.9 million in YTD 2003. Expense categories where we had significant decreases include the provision for preferential payment claims ($406,000), payroll, benefits and severance costs ($795,000), royalties ($332,000) primarily due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002, merchandising costs ($171,000), depreciation expense ($169,000), Asia office expenses ($140,000), and the non-amortization of goodwill as a result of the implementation of SFAS 142 during YTD 2003 ($292,000). However, insurance expense and the provision for the deductible on product liability insurance increased by $337,000 in the aggregate.

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

United Kingdom

Ring’s segment contribution for YTD 2003 was $10.4 million compared to $2.2 million in YTD 2002.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002, as filed with the SEC on December 23, 2002. In YTD 2003, the GBP increased in value relative to the U.S. dollar. The average exchange rate for YTD 2003 was 1.60 U.S. dollar per GBP compared to an average of 1.44 for YTD 2002.

Sales in YTD 2003 were $97.4 million compared to $83.9 million in YTD 2002, an increase of 16.1%. In GBP, Ring’s sales increased 5.0% primarily attributable to growth in the Automotive division. The growth in sales has resulted from a combination of new product offerings, increased business with existing customers in its core markets and the supply of new and existing products, such as LED torches and power packs, into new markets. $9.2 million of the $13.5 million increase in sales relates to the change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between YTD 2003 and YTD 2002.

Ring’s gross profit for YTD 2003 was $22.9 million compared to $14.9 million in YTD 2002, an increase of $8.0 million or 53%. Gross profit as a percentage of sales increased from 17.8% in YTD 2002 to 23.5% in YTD 2003. The $8.0 million increase in gross profit is attributable to changes in Ring’s customer and product mix (approximately $3.3 million), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold (approximately $1.8 million), the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($2.2 million) and increased sales ($1.1 million).

Ring has experienced strong growth in new product categories such as spotlights, torches and household bulbs, generally with higher than average margins. The strategy of Ring has been to concentrate on the higher margin products and this has resulted in a decline in the sales of lower margin products. However, at the same time, we have taken the opportunity to increase our offerings to customers through direct importation from Go-Gro.

SG&A increased from $9.5 million in YTD 2002 to $10.4 million in YTD 2003. An increase in payroll and payroll related costs of $456,000, a $144,000 provision for lease termination costs representing the remaining aggregate contractual lease obligation on a property previously used by a Ring subsidiary, net of projected sublease income, a $110,000 increase in the provision for bad debt combined with a $1.0 million increase as a result of the strengthening of the GBP when translating Ring’s SG&A to the U.S. dollar more than offset the $815,000 decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 during YTD 2003.

Interest expense decreased from $3.3 million in YTD 2002 to $2.1 million in YTD 2003. This decrease was attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $2.5 million and $1.6 million in acquisition-related interest in YTD 2002 and YTD 2003, respectively.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $1.1 million in YTD 2003 compared to $1.4 million in YTD 2002.

Sales in YTD 2003 were $18.6 million compared to $18.8 million in YTD 2002. Intercompany sales to Ring were $7.7 million in YTD 2003 compared to $5.0 million in YTD 2002. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $9.0 million, $1.0 million, and $952,000 in YTD 2003, respectively, and $10.6 million, $1.9 million and $1.3 million in YTD 2002, respectively.

Sales to Ring have increased between YTD 2003 and YTD 2002 as purchases increased from our wholly owned factory. Increasing the factory’s volume reduces fixed factory overhead as a percentage of total manufacturing cost resulting in a lower cost of product for Ring as well as North America.

Gross profit was $3.1 million and $3.4 million in YTD 2003 and YTD 2002, respectively. Gross profit as a percentage of sales decreased to 16.5% in YTD 2003 compared to 18.1% in YTD 2002.

SG&A was $1.9 million in YTD 2003 compared to $2.0 million in YTD 2002. This decrease is primarily attributable to a decrease of $75,000 in the provision for bad debt.

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

Cash Flows and Financial Condition

During YTD 2003, we used funds generated from operations of $8.9 million and cash on hand to pay down debt of $9.1 million and make capital expenditures net of proceeds from sale of property and equipment of $639,000. Availability under our revolving credit facilities increased from $15.7 million at September 30, 2002 to $23.5 million at June 30, 2003.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $7.6 million and $9.1 million at June 30, 2003 and September 30, 2002, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring’s U.K. facility. The facility consisted of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.1 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the United States and the United Kingdom. Amounts outstanding under the revolving facilities are limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The agreement prohibits the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval is obtained from the lenders. We pay a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties. Our $75 million credit facility was amended and restructured in connection with the Sun Transaction. As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amended facility to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the GBP equivalent of U.S. $23.6 million. Borrowings under the facility bear interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin (3.7% effective rate at June 30, 2003). The applicable margin is determined by a leverage ratio calculation. At June 30, 2003, the margin on prime rate and LIBOR based loans was 1.0% and 2.0%, respectively. The majority of our borrowings are LIBOR based. Under the amended facility, we were required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002 and are required to meet quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ended December 31, 2002. Capital expenditures for fiscal 2003 are limited under the amendment to $4.0 million. The term loans are now repayable in installments aggregating approximately $814,000 on September 30, 2003 and $13.5 million on December 31, 2003. The revolving loans under the facility mature on December 31, 2003. The bank syndication group’s fee for the amendment consisted of warrants to purchase 70,829 shares of common stock at a price of $.05 per share.

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

Ring has an arrangement with a U.K. bank which is secured by standby letters of credit issued under the GBP revolving loan facility of our $75 million credit facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Bonds outstanding under this arrangement amounted to approximately $980,000 at June 30, 2003 and there were no borrowings or trade letters of credit outstanding.

Catalina Lighting Canada (1992), Inc., our Canadian subsidiary (“Catalina Canada”), has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $5.2 million) in the aggregate. The facility matures in December 2004. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro has a 55.6 million Hong Kong dollars (approximately U.S. $7.1 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit and negotiation of discrepant documents presented under export letters of credit issued by banks. The Hong Kong bank requires Go-Gro to fully collateralize any net outstanding borrowing or trade letter of credit with cash, a standby letter of credit or export letters of credit sent for collection and under lien to the bank. The facility is secured by a guarantee issued by the parent Company. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At June 30, 2003, Go-Gro had used $499,000 of this line for letters of credit, cash deposits amounted to $278,000 and there were no borrowings.

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

We utilize the revolving portions of our $75 million credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of July 28, 2003, we had $18.3 million available under our revolving facilities to support U.S. and U.K. operations, an increase of $2.7 million from September 30, 2002.

Since July 2001, we have significantly reduced our overhead and operating costs in the United States, the United Kingdom and China through personnel reductions and the elimination of discretionary expenditures. As of June 30, 2003, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of our $75 million credit facility and that we will have adequate available borrowings and other sources of liquidity for the 2004 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the fifteen months ended June 30, 2003 was paid in cash and no additional warrants were issued.

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

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $696,000 at June 30, 2003.

Immediately prior to the closing of the Sun Transaction, we had existing employment agreements with our then chief executive officer, two executive vice presidents and our then chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under our credit facility has occurred and is continuing. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At June 30, 2003, the remaining amounts due from these individuals totaled $78,000.

Capital Expenditures

In September 2000, Go-Gro deposited the purchase price of approximately $1 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. JES is subject to fines of up to $55,000 if the construction is not completed by March 20, 2004. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. We may not begin construction by the March 2004 deadline. We are evaluating whether we should approach the local authorities to obtain an extension. If we decide not to seek an extension, our investment in the land rights will be impaired. Our investment in this parcel of land at June 30, 2003 was $767,000. Certain claims have been asserted by local authorities in China against us related to unpaid land fees. We do not believe we have legal liability for these fees and are currently negotiating a settlement with the local authorities. We do not believe the settlement of this matter will have a material effect on our consolidated operations; however, the ultimate resolution of this matter is uncertain.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Based on experience, we have accrued $420,000 for this contingency as of June 30, 2003. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

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

Ring has a defined benefit pension plan which covers 20 current employees and approximately 750 members formerly associated with Ring. On April 7, 2003, the 20 current employees joined a defined contribution pension plan and stopped accruing future benefits under this defined benefit plan and there are now no active members in the plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). Ring is paying a monthly contribution of $58,000 to reduce the MFR shortfall which was calculated, as at April 5, 2003, to be approximately $3.5 million. The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. The accrued liability for the U.K. pension plan as of June 30, 2003 was $4.8 million. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all member’s benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those plans which are underfunded, such as the Ring plan, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined by the protection fund. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the plan in the foreseeable future.

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

In December 2002, the FASB issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FIN 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception. For many guarantees, fair value will likely be determined using the expected present value method described in the FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements”; and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. This Interpretation does not have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the nine months ended June 30, 2003 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on December 23, 2002.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant in legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position or annual results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

10.4(a)	Sublease Agreement dated as of March 31, 2003, between Smith & Nephew Inc. and Catalina Lighting Canada (1992), Inc.

10.4(b)	Landlord’s Consent to Sublease dated March 31, 2003, between Smith & Nephew Inc., Tag Quattro Inc. and Catalina Lighting Canada (1992), Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K.

On May 7, 2003, we furnished a report on Form 8-K to report the announcement of our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ Robert Varakian
Robert Varakian
President and Chief Executive Officer

/s/ Stephen G. Marble
Stephen G. Marble
Chief Financial Officer
(Chief Accounting Officer)

Date: August 6, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.4(a)	Sublease Agreement dated as of March 31, 2003, between Smith & Nephew Inc. and Catalina Lighting Canada (1992), Inc.

10.4(b)	Landlord’s Consent to Sublease dated March 31, 2003, between Smith & Nephew Inc., Tag Quattro Inc. and Catalina Lighting Canada (1992), Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.