Form 10-K
period 2003-09-30
CATALINA LIGHTING INC
filed 2003-12-24
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2003 computed by reference to the closing price of such stock, as quoted on the NASDAQ’s National Market System, was $13.2 million.

The number of shares of the registrant’s common stock outstanding as of the close of business on December 8, 2003 was 4,303,873.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed by the registrant in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K (this “Form 10-K”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning the following: the shipment of substantially all of our backlog of orders during fiscal 2004; the impact on the operations of the Company’s factory in China if Chinese authorities confiscate adjoining land; our ability to purchase products from alternative Chinese suppliers; our ability to continue to use listing marks of recognized product safety testing laboratories; the effect of the resolution of any routine litigation on our financial position or results of operations; our sales to Home Depot in fiscal 2004; our estimates of ocean freight rates; the effects of our refinancing on our weighted average interest rate; and our liquidity to meet our needs for fiscal 2004. In some cases you can identify “forward-looking statements” by words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-K. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.    Business.

General

Catalina Lighting, Inc. designs, manufactures, contracts for the manufacture of, imports, warehouses and distributes a broad line of lighting fixtures and lamps under the Catalina®, Dana®, Ring®, and Illuminada® trade names. See “Trademarks and Licenses”. We also function as an original equipment manufacturer, selling goods under our customers’ private labels. We sell in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores, and hardware stores. We also sell our products in the United Kingdom, continental Europe, Canada, and Mexico. Currently, our product line is comprised primarily of lighting fixtures and lamps. We have supplemented our product lines through acquisitions but have remained focused on lighting products. Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974, started selling lighting in 1985, and became a public company in 1988. The Company’s fiscal year ends September 30. Our website is www.catalinalighting.com. Unless otherwise noted, all references to 2003, 2002 and 2001 relate to the fiscal years then ended.

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

We obtain a significant portion of the lighting products we sell from factories in China. Our direct sales are made either by delivering lighting products to our customers’ common carriers at a shipping point in China or by shipping the products from China directly to customers’ distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit (which may or may not be transferable) or on open credit with us. Upon receipt of a transferable letter of credit, we may transfer the portion of the letter of credit covering the cost of merchandise to our supplier. The terms of the transfer provide that draws may not be made by the supplier until we are entitled to be paid pursuant to the terms of the customer’s letter of credit. We have the right to draw upon the customer’s letter of credit once the products are inspected by us or our agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. Our China subsidiary, Go-Gro Industries, Ltd. and its two subsidiary companies (“Go-Gro”), either manufactures or procures the products for our North American and United Kingdom subsidiaries. For 2003 and 2002, 29% and 36%, respectively, of consolidated net sales were attributable to direct sales.

We also purchase products for our own account and warehouse the products for subsequent resale to customers. Our cost of products includes the cost of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products, and therefore warehouse sales usually command higher per unit sales prices than direct sales of the same items. Through May 2002 we owned a 473,000 square foot warehouse facility near Tupelo, Mississippi, and in 2002 we relocated to a leased 128,000 square foot warehouse in Tupelo, Mississippi. We own and lease various warehouse facilities in the United Kingdom. We also lease warehouse facilities in Toronto, Canada and Mexico City, Mexico. In 2003 and 2002, warehouse sales accounted for 71% and 64%, respectively, of net sales. The increase in the percentage of warehouse sales for 2003 is primarily attributable to an increase in sales by our United Kingdom subsidiaries, as their sales are primarily made from warehouses.

The relative proportion of our sales generated by each method is dependent upon customer buying preferences and, to a lesser extent, our sales strategies. Purchasing on a direct basis generally allows the customer to pay a lower per unit price than purchasing the same items from the warehouse, but such method typically requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer-buying preferences often vary from customer to customer and are subject to change. Over the past eight years, our larger U.S. customers have increased their direct business with us while reducing their warehouse purchases.

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

Mexico—Catalina Lighting Mexico S.A. de C.V. (“Catalina Mexico”)

Chile—Catalina Lighting Chile Limitada

Argentina—Catalina Lighting Inc. Sucursal Argentina

China—the manufacturing and sourcing activities of Go-Gro as they relate to intercompany sales

The Chile and Argentina operations were directed and managed from the United States. Because of significant losses, we ceased operations in Chile and Argentina during 2001. We intend to cease warehousing and distribution activities in Mexico effective December 31, 2003—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

United Kingdom consists of Ring Limited, its seven principal trading subsidiary companies and its parent holding company, Catalina International Limited (“Ring”). We added the United Kingdom as a primary business segment with the acquisition of Ring in 2000.

China Manufacturing and Distribution consists of the sale of products manufactured or outsourced by Go-Gro primarily to distributors and retailers in Europe and to a lesser extent Asia and to Ring.

All prior period segment information has been restated to reflect this change in the reportable segments.

Sales (in thousands) for each primary segment for the fiscal years ended September 30, 2003, 2002 and 2001 are set forth in the table below.

	Years Ended September 30,
	2003	2002	2001
North America	$60,245	$87,378	$105,135
United Kingdom	127,733	114,798	104,847
China Manufacturing and Distribution	24,345	26,828	31,299
Intersegment eliminations	(10,306)	(8,738)	(6,495)

	$202,017	$220,266	$234,786

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of Notes to Consolidated Financial Statements for financial information by primary business segment.

North America

The distribution companies of the North America segment design, import, warehouse and distribute lighting fixtures and lamps in the United States, Canada, Mexico, Chile, and Argentina to major retailers, including home centers, office superstore chains, mass merchandisers, discount department stores, hardware stores, and warehouse clubs. Order entry, customer service and other support functions for this segment are performed at the following locations:

United States—Corporate headquarters in Miami, Florida

Canada—Warehouse and office facility in Toronto, Ontario

Mexico—Warehouse and office facility outside of Mexico City

Argentina and Chile—U.S. Corporate headquarters and in the local country using brokers and representatives

Because of significant losses, we ceased operations in Chile and Argentina during 2001. We intend to cease warehousing and distribution activities in Mexico effective December 31, 2003—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Catalina Industries owned a 473,000 square foot distribution facility located near Tupelo, Mississippi through May 2002 and began leasing a new 128,000 square foot facility in November 2002, also located in Tupelo, Mississippi. From May 2002 to December 2002, we leased space in the warehouse that we sold. Catalina Canada and Catalina Mexico lease distribution and office facilities of 97,000 and 24,000 square feet, respectively.

The distribution companies of the North America segment sell their products under the Catalina®, Dana®, and Illuminada® trade names and their customers’ private labels. These companies market a diverse product line used primarily in residential and office settings. This segment’s product line consists mainly of two categories: lighting fixtures and lamps. Lighting fixtures include outdoor/security lighting, chandeliers, recessed and track lighting, and wall and ceiling lights. Lamps sold by the distribution companies of this segment include both table and floor models and may be either functional or decorative. Functional lamps consist of halogen desk lamps, bankers’ lamps, swing arm desk lamps, torchiere lamps, magnifier lamps, and other lamps generally used for task-oriented functions. Decorative lamps are fashion oriented and made of such materials as metal, ceramic, stained glass, and crystal glass. In 2003 and 2002, Home Depot accounted for 23.4% and 33.7% of North America sales, respectively. One other customer accounted for 27.4% and 19.1% of this segment’s sales in 2003 and 2002, respectively. We have been advised by Home Depot that they have shifted purchases of all core program items to alternate suppliers. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our sales for fiscal year 2003.

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

At December 8, 2003 and 2002, the backlog of orders for the distribution companies of this segment amounted to $5.2 million and $9.3 million, respectively. Although any of the 2003 orders could be cancelled by the customer prior to shipment, we believe, based upon experience, that substantially all of these orders will be shipped during fiscal 2004.

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

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National

Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required the construction of approximately 500,000 square feet of factory buildings and 175,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. The Company will not begin construction by the March 2004 deadline and during the fourth quarter of 2003, decided not to seek an extension from local authorities. As a result of this decision, we recorded a $766,000 provision for impairment of land use rights during the fourth quarter of 2003. There are no structures on this parcel, and should the local authorities confiscate the land, we do not believe there would be any impact on the operations of the factory.

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

We choose our contract manufacturers based on price, quality of merchandise, reliability and ability to meet our timing requirements for delivery. Manufacturing commitments are made on a purchase order basis. Go-Gro or the customer is sometimes required to post a letter of credit prior to shipment.

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

Ring Lighting, a division of our subsidiary Ring Lamp Company Ltd., sells a product line of lamps and lighting fixtures comparable to that offered in North America. These products are sold from warehouse facilities under the Ring trade name or the customers’ label to a variety of retailers in the United Kingdom, including home centers and mass merchandisers. B&Q, a subsidiary of Kingfisher PLC, is the largest customer of this division. Sales to B&Q comprised 26% and 31% of Ring’s consolidated sales for the years ended September 30, 2003 and 2002, respectively. Ring competes on the basis of service, product range and price, and does not believe any competitor has a dominant position in the lighting markets it serves. The lighting division comprised 60% and 62% of Ring’s consolidated sales for the years ended September 30, 2003 and 2002, respectively. Lighting fixtures and lamps accounted for 52% and 8%, respectively, of sales for the year ended September 30, 2003.

Ring Automotive consists of the automotive division of Ring Lamp Company Ltd. and four other subsidiaries: Grove Products (Caravan Accessories) Ltd., Lighten Point Corporation Europe Ltd., Lancer Products Ltd. and BMAC Ltd. These companies sell an extensive line of products under each company’s trade name or under the customers’ label, to the caravan, train and automotive aftermarket. Products sold include replacement headlights, auxiliary lighting products, caravan accessory systems, flasher units and relays, windshield wiper blades and washer pumps, engine and suspension components and other automotive electrical components. In addition, BMAC sells lighting used in the manufacture of trains and buses. A number of competitors are present in each segmental market of this division including manufacturers and other U.K. distributors and importers, but we believe that no competitor has a dominant position in these markets other than H Burden Ltd. in the caravan sector. Ring Automotive competes on the basis of service, product range and price. The automotive division comprised 31% and 29% of Ring’s consolidated sales for the years ended September 30, 2003 and 2002, respectively.

Van-Line Ltd. and Arctic Products Ltd. form Ring’s consumables division. Van-Line is a leading supplier of workshop consumables and branded tools to independent distributors. Arctic Products sells portable pipe freezing equipment and a variety of products for the plumbing and gas industry, including smoke alarms, carbon monoxide detectors, soldering sprays and pressurized air cans. Approximately 9% of Ring’s consolidated sales were generated in the consumables division for the years ended September 30, 2003 and 2002.

Ring purchases its products from suppliers (including Go-Gro) located worldwide including China, the United Kingdom and continental Europe, with China being the dominant supply source. Purchases from China suppliers, including Go-Gro, accounted for 48% of Ring’s purchases for the years ended September 30, 2003 and 2002. A wide variety of competitors exist for Ring including U.K., European and Chinese manufacturers and other U.K. distributors and importers.

Ring’s business is somewhat seasonal, with slightly more sales occurring in the fall and winter months.

At December 8, 2003 and 2002, Ring’s backlog of orders amounted to $8.3 million and $3.8 million, respectively. Although any of the 2003 orders could be cancelled by the customer prior to shipment, we believe, based upon experience, that substantially all of these orders will be shipped during fiscal 2004.

China Manufacturing and Distribution

In addition to its sales to North America, Go-Gro sells directly for its own account primarily to European distributors and retailers and to Ring. Go-Gro manufactures the majority of all of the products sold by this segment. China Manufacturing and Distribution is comprised of a dedicated group of individuals who work out of Go-Gro’s Hong Kong office as well as a European sales director and three sales agents who reside in Europe. Sales were $24.3 million and $26.8 million in 2003 and 2002, respectively. Sales to third parties were $14.0 million and $18.1 million in 2003 and 2002, respectively, while intercompany sales to Ring were $10.3 million and $8.7 million in 2003 and 2002, respectively. At December 8, 2003 and 2002, Go-Gro’s backlog of orders to third parties amounted to $2.7 million. Although any of the 2003 orders could be cancelled by the customer prior to shipment, we believe, based upon experience, that substantially all of these orders will be shipped during fiscal 2004.

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

1.  Product Development and Design—To differentiate ourselves from our competitors, we attempt to present to our customers a unique leading-edge design oriented product line. By continually updating this product line with the latest fashion and design trends, we attempt to be perceived in the market place as lighting industry leaders. Customers who perceive us as industry leaders are more likely to also see us as important business partners.

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

3.  Program Selling—We strive to be the primary source of lighting products to our retailers by offering a complete program of lighting products in a variety of categories. The availability of such products as outdoor/security lighting, table, floor and torchiere lamps, chandeliers, recessed and track lighting and wall and ceiling lights—the majority of which are available in several colors or finishes—provides retailers the opportunity to simplify their purchasing function by buying more of their lighting products from us as opposed to using several different suppliers.

4.  Warehouse Supply of Goods—Our warehouses in the United States, the United Kingdom, Canada and Mexico enable us to provide our customers with the advantage of short delivery time. Warehouse sales allow retailers to receive products in days as compared to months for items shipped directly to them from China. Timely deliveries can help to increase the customer’s inventory turns and profits.

Dependence on China

During 2003, we obtained approximately 66% of the lighting products we sold from factories located in China. We manufactured a portion of these products at Go-Gro and purchased the remainder from independent suppliers.

In fiscal 2003 and 2002, Chinese suppliers, other than Go-Gro, accounted for approximately 46% and 47%, respectively, of the total products we either purchased or manufactured. One supplier accounted for approximately 11% of the total products we either purchased or manufactured in fiscal 2003 and 14% in fiscal 2002. Purchases from Go-Gro and the top five Chinese independent suppliers comprised 44% and 51% of the total of the products we either purchased or manufactured for fiscal 2003 and 2002, respectively.

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

We have obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering existing assets of JES in China. The policy is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance. Our net assets in Company subsidiaries located in China amounted to $16.6 million at September 30, 2003.

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

Independent Safety Testing and ISO 9001 Certification

As part of our marketing strategy, we voluntarily submit our products to recognized product safety testing laboratories in the countries where we market our products. Such laboratories include Underwriters Laboratories (UL) in the United States, Specialised Technology Resources in Great Britain, Association Nacional de Normalization y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report, which provides a technical description of the product. In the United States, it also provides our suppliers with safety production standards to follow in producing the products and periodically conducts inspections at such suppliers’ facilities for compliance. Electrical products which are manufactured in accordance with safety certification marks are generally recognized by consumers as safe products and such certification marks are often required by various governmental authorities to comply with local codes and ordinances. We do not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

Go-Gro’s manufacturing operations have been certified as meeting ISO 9001 standards. ISO (the International Organization for Standardization) first published its quality assurance and quality management standards in 1987 and updated them in 1994. ISO 9001 standards and certification facilitate international commerce by providing a single set of quality standards for both product and service oriented organizations that are recognized and respected throughout the world. In addition, Go-Gro’s operations have passed audits conducted by independent organizations, such as Cal Safety Compliance Corporation (CSCC), Merchandise Testing Laboratories (HK) Ltd. (MTL) and others, hired by our major customers. The audits cover human rights and environmental aspects, among other things, and the standards are based on China’s local regulations.

Product Liability

We are engaged in a business which could expose us to possible claims for injury resulting from the failure of our products to function as designed or from other product defects. We maintain primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $50 million in excess umbrella insurance coverage. The primary insurance coverage requires us to self-insure for a maximum amount of $150,000 per incident involving halogen light products and $75,000 for all other incidents. No assurance can be given that the claims will not exceed available insurance coverage or that we will be able to maintain our current level of insurance.

Trademarks and Licenses

Our trademarks, Catalina®, Dana® and Illuminada®, are registered in the United States, Canada, China and Mexico as well as in numerous countries in the European Community. In addition, the Ring® trademark is registered in the United Kingdom and most of the European Community.

Employees

As of September 30, 2003, we employed approximately 580 people in the United States, the United Kingdom, Canada and Mexico, and our China operations employed approximately 1,540 people. None of our employees are represented by a collective bargaining unit and we believe that our relationships with our employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

We operate in the United States, the United Kingdom, Canada, and China, and to a lesser extent, Mexico. Our primary operating segments are located in North America, the United Kingdom and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by North America-based operations are made primarily into the United States and Canada. Net sales to external customers by U.K.-based operations are made primarily into the United Kingdom. Net sales to external customers by China-based operations are made primarily into Europe. See Note 18 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of December 8, 2003 with respect to our executive officers:

Name	Age	Position With the Company
Robert Varakian	48	President, Chief Executive Officer and Director
Stephen G. Marble	40	Chief Financial Officer and Secretary

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

Item 2.    Properties.

The following table sets forth details about our offices, manufacturing plants and warehouse facilities:

Location	Facility	Leased/Owned

Catalina Industries/United States:
Miami, FL	headquarters/office	owned(1)
Tupelo, MS	warehouse	leased

Go-Gro/China:
Hong Kong	office	leased
Shenzhen	warehouse/dormitories manufacturing plant/office warehouse/dormitories	leased owned(2)

Ring/United Kingdom:
Leeds	office/warehouses	leased
Hyde	office/warehouse	owned
Walsall	office/warehouse	leased
Corby	office/warehouse	leased

Other:
Toronto, Canada	office/warehouse	leased
Mexico City, Mexico	office/warehouse	leased

(1)	Owned subject to a first mortgage.
(2)	We have purchased underlying land use rights, which terminate in 2042.

All of our properties are suitable for our operations.

Item 3.    Legal Proceedings.

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. Based on experience, we have accrued $529,000 for this contingency as of September 30, 2003. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance. All other material terms of the policy remain unchanged.

We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

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

The following table presents: (i) the quarterly high and low sales prices from the beginning of fiscal 2002 to June 21, 2002 while the common stock was quoted on the NASD Over-the-Counter Bulletin Board; (ii) the quarterly high and low sales prices from June 24, 2002 to October 17, 2002, while the common stock was listed on the NASDAQ SmallCap Market; and (iii) the quarterly high and low sales prices from October 18, 2002 to September 30, 2003, while the common stock was trading on the NASDAQ National Market. Quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. All information in the table below preceding the reverse split has been restated retroactively for the reverse stock split.

	High	Low
Fiscal Year Ended September 30, 2002
First Quarter	$3.00	$1.25
Second Quarter	6.60	1.70
Third Quarter	8.74	4.75
Fourth Quarter	8.75	5.55

Fiscal Year Ended September 30, 2003
First Quarter	$11.40	$6.15
Second Quarter	9.92	6.08
Third Quarter	10.50	8.00
Fourth Quarter	12.70	9.26

On December 8, 2003, the closing price of our common stock as listed on the NASDAQ National Market was $12.51. As of December 8, 2003 there were approximately 50 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. In addition, the terms of our credit facilities prohibit the payment of any cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock. Future dividend policy will depend on our earnings, capital and financing requirements, expansion plans, financial condition and other relevant factors.

Item 6.    Selected Financial Data.

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 8. Financial Statements and Supplementary Data.”

	At or For the Years Ended September 30,
	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)
	(in thousands, except per share data)
Net sales	$202,017	$220,266	$234,786	$202,630	$176,561
Net income (loss)	$4,990	$859	$(18,347)	$2,845	$6,489
Basic earnings (loss) per share	$0.90	$0.18	$(10.22)	$2.01	$4.60
Diluted earnings (loss) per share	$0.86	$0.18	$(10.22)	$1.84	$3.98
Total assets	$127,275	$131,214	$146,097	$167,971	$101,897
Long-term borrowings	$27,086	$32,414	$51,240	$6,888	$24,774

On April 8, 2002, the Company effected a one-for-five reverse stock split. Earnings (loss) per share amounts have been restated retroactively for the reverse stock split. Certain amounts presented above for prior years have been reclassified to conform to the current year’s presentation. No cash dividends were declared during the five-year period ended September 30, 2003.

(1)  Includes $474,000 in severance and a $766,000 provision for impairment of land use rights.

(2)  Includes $624,000 in severance, a net charge of $869,000 related to the sale of property and equipment, and a $959,000 charge from a litigation settlement, as well as $216,000 of income from the settlement of an insurance claim.

(3)  Includes a $2.6 million charge to settle executive management contracts, $1.2 million in severance and office closing costs, other income of $714,000 from the settlement of litigation and a provision of $5.0 million for a valuation allowance on deferred tax assets.

(4)  Includes a $500,000 charge to close the Boston office, a $788,000 charge related to the reorganization of executive management and assets and liabilities acquired upon the acquisition of Ring on July 5, 2000 and the operating results for Ring for the period July 5, 2000 to September 30, 2000. Long-term borrowings reflect the classification of all borrowings under our $75 million credit facility as current liabilities at September 30, 2000.

(5)  Reflects the reversal of a $2.7 million provision for a judgment related to litigation with a former officer of the Company and the reversal of an associated $893,000 provision for post judgment interest.

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

Results of Operations

In the following comparison of the results of operations, our fiscal years ended September 30, 2003, 2002 and 2001 are referred to herein as “2003”, “2002” and “2001”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at September 30, 2003.

Comparison of Fiscal Years Ended September 30, 2003 and 2002

Consolidated Results

We had operating income of $10.4 million in 2003 compared to operating income of $9.4 million in 2002. The 2003 operating income reflects a $766,000 charge related to the impairment of land use rights. The 2002 operating income included a $959,000 charge related to the settlement of a patent lawsuit. Net income in 2003 was $5.0 million, or $.86 per diluted share, compared to $859,000, or $.18 per diluted share, in 2002.

Net sales for 2003 were $202.0 million compared to $220.3 million for 2002. Lower sales in the United States were partially offset by increased sales in the United Kingdom. Lower sales in the United States are primarily a result of decreased volume principally as a result of competitive pressures and general economic environment. Increased sales in the United Kingdom are primarily attributable to an increase in the average value of the Great British Pound (“GBP”) relative to the U.S. dollar from 1.47 during 2002 to 1.60 during 2003, which resulted in higher sales as a result of translation, as well as growth in our U.K. segment’s automotive division.

Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 26%, 49%, 19% and 6% of net sales in 2003 compared to 30%, 50%, 15% and 5% in 2002. Sales made from warehouses constituted 71% and 64% of our consolidated net sales in 2003 and 2002, respectively. In 2003 and 2002, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $34.0 million (16.8%) and $39.5 million (17.9%), respectively, of our consolidated net sales. In 2003 and 2002, Home Depot accounted for $14.1 million (7.0%) and $29.4 million (13.4%), respectively, of our consolidated net sales. We have been advised by Home Depot that they have shifted purchases of all core program items to alternate suppliers. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our sales for fiscal year 2003. Shipments to Kmart during 2003 were $3.0 million below the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002, and as a result of downsizing and restructuring, reduced its level of purchases.

Gross profit in total dollars decreased from $43.8 million in 2002 to $41.6 million in 2003, and gross profit as a percentage of sales increased from 19.9% in 2002 to 20.6% in 2003. The increase in the gross profit as a percentage of sales is primarily attributable to (i) changes in Ring’s customer and product mix as we emphasized more profitable product lines and (ii) the strengthening of the GBP relative to the U.S. dollar effectively decreasing Ring’s cost of products sold and increasing the amount of Ring’s translated gross profit. A $1.3 million increase in the provision for North America slow moving inventory and lost margins on the $18.2 million decrease in sales reduced our profitability in 2003. In December 2002, our U.S. operating company completed its move into a smaller distribution facility. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Our annual ocean freight contract for North America expired on April 30, 2003. Based on the current market environment, we may incur an annualized general rate increase of approximately $400,000. Beginning October 1, 2003, we estimate that the U.K. segment will incur an annualized rate increase of approximately $1.1 million. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

Selling, general and administrative expenses (“SG&A”) for 2003 were $30.0 million, a decrease of $2.8 million from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines included a $436,000 decrease in the provision for preferential payment claims, a $277,000 decrease in depreciation expense as a result of fewer depreciable assets, a $1.0 million decrease in payroll and benefits, a $459,000 decrease in royalties due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002, and a $291,000 decrease in professional fees. In addition, the application of the non-amortization provisions for goodwill of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) resulted in a $1.6 million decrease in goodwill amortization for 2003. However, insurance expense and our provision for the deductible on our product liability insurance had a combined increase of $660,000 and the increase in the value of the GBP relative to the U.S. dollar resulted in a $1.1 million aggregate increase in SG&A of Ring as a result of translation.

During 2003 we incurred severance costs of $474,000 compared to $624,000 in 2002. The costs incurred in 2003 relate to the termination of 55 employees primarily in the United States and China as a result of our continuing efforts to restructure the business. The costs incurred in 2002 related to the termination of 49 employees also primarily in the United States and China.

During the three months ended September 30, 2003, we recorded a charge of $766,000 related to the impairment of land use rights as a result of our decision not to construct non-production related buildings at our Chinese manufacturing facility. See “Capital Expenditures” for further discussion.

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

Interest expense was $3.7 million in 2003 compared to $6.9 million in 2002. The decreased expense is attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings decreased from 2002 primarily as a result of the sale of the Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on the term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio. As a result of refinancing our $75 million credit facility in December 2003, we anticipate the weighted average interest rate will increase as a result of: (i) a .25% increase in the margin over base rate, (ii) the use of a different and currently higher base rate and (iii) a $5 million term loan at a fixed rate of 9%.

In May 2002, we sold our Mississippi warehouse and substantially all of the equipment to a third party resulting in a loss on sale of $1.1 million. The net proceeds from the sale after the pay-off of the mortgage bonds of approximately $3.3 million were used to pay down our term loans. In addition, we sold two other facilities located in the United Kingdom, which resulted in a net gain on sale of $229,000. The net loss of $869,000 related to the sale of the three facilities was recognized as a loss on disposal of property and equipment.

The net foreign currency gain of $678,000 in 2003 included foreign currency gains (losses) for our Canadian, Mexican and China operations of $808,000, ($116,000) and ($14,000), respectively. The foreign currency gain of $808,000 for our Canadian operations reflects an appreciation of the Canadian dollar against the U.S. dollar from 1.59 Canadian dollar to 1.0 U.S. dollar at September 30, 2002 to 1.35 at September 30, 2003. The net foreign currency loss of $360,000 in 2002 included foreign currency losses of $99,000, $71,000 and $190,000 for our Canadian, Mexican and China operations, respectively.

Other expense was $50,000 and $3,000 in 2003 and 2002, respectively. The components of other expense in 2003 are dividends on Ring preferred stock ($199,000), partially offset by other miscellaneous income ($149,000). The components of other expense in 2002 consisted primarily of equity in loss of unconsolidated joint venture ($219,000) and dividends on Ring preferred stock ($182,000), partially offset by interest income ($141,000), the net proceeds from the settlement of an insurance claim ($216,000), and other miscellaneous income ($41,000). The two joint ventures in which we were involved were dissolved as of September 30, 2002.

The effective income tax rates for 2003 and 2002 were 32.6% and 33.7%, respectively. Through September 30, 2003, we have not provided for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ended September 30, 2003, we repatriated $2.6 million in earnings from our Hong Kong subsidiary Go-Gro, and we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States. Our effective income tax rate can increase when earnings are repatriated. Our effective income tax rate is dependent on both the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 18 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

North America

North America had a segment loss in 2003 of $4.1 million compared to a segment loss of $80,000 in 2002. The increase in segment loss in 2003 is primarily attributable to a decrease in gross profit as a result of lower sales, partially offset by a decrease in SG&A. The 2002 segment loss included a $959,000 charge related to the settlement of a patent lawsuit (see “Consolidated Results”) and a $1.1 million loss related to the sale of the Tupelo, Mississippi distribution center in May 2002.

Sales by North America to external customers were $60.2 million in 2003, a decrease of $27.1 million from 2002. The decrease in sales is primarily a result of decreased volume in the United States as a result of competitive pressures and general economic environment.

In 2003 and 2002, Home Depot accounted for $14.1 million (23.4%) and $29.4 million (33.7%), respectively, of our North America net sales. We have been advised by Home Depot that they have shifted purchases of all core program items to alternate suppliers. We anticipate that our sales to Home Depot for fiscal year 2004 will be significantly less than our current sales for fiscal year 2003. Shipments to Kmart during 2003 were $3.0 million below the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002, and as a result of downsizing and restructuring, reduced its level of purchases.

Gross profit for North America was $7.9 million in 2003 compared to $18.1 million in 2002. Gross profit as a percentage of net sales decreased from 20.7% in 2002 to 13.1% in 2003. The $10.2 million decrease in gross profit and the decrease in gross profit as a percentage of net sales between 2003 and 2002 are primarily attributable to the $27.1 million decrease in sales and a $1.3 million increase in the provision for North America slow moving inventory.

In 2003 we recorded estimated inventory provisions of $2.5 million compared to $1.2 million in 2002. Gross inventory of finished products was $6.8 million at September 30, 2003 compared to $11.9 million at September 30, 2002. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. The increase in the provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

Presently, most major U.S. customers purchase from our U.S. operating subsidiary, Catalina Industries, primarily on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. Customers of Catalina Canada purchased 43% on a direct basis and 57% from the warehouse in 2003. Substantially all of Mexico’s sales are from the warehouse. Direct ship customers receive their goods directly from our factory in China or from other Far East suppliers. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the eight-year period commencing fiscal 1995, when Catalina Industries’ former warehouse was constructed in Tupelo, Mississippi, and warehouse sales were 61% of annual U.S. sales compared to 21% for 2003.

SG&A decreased from $14.9 million in 2002 to $11.8 million in 2003. Expense categories where we had significant decreases include the provision for preferential payment claims ($436,000), payroll, benefits and severance costs ($1.1 million), royalties ($459,000), primarily due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002, merchandising costs ($164,000), depreciation and amortization expense ($378,000), professional fees ($173,000) and the non-amortization of goodwill as a result of the implementation of SFAS 142 during 2003 ($382,000). However, insurance expense and the provision for the deductible on product liability insurance increased by $508,000 in the aggregate.

In May 2002 we sold our Mississippi warehouse and substantially all of the equipment to a third party, resulting in a loss on sale of $1.1 million. This loss was recognized as a loss on disposal of property and equipment for the North American segment in 2002. During the quarter ended September 30, 2003, we recorded a charge of $766,000 related to the impairment of land use rights as a result of our decision not to construct non-production related buildings at our Chinese manufacturing facility; $258,000 of this $766,000 charge was allocated to the North America segment.

The segment loss for 2003 was reduced by a net foreign currency gain of $681,000 compared to a net foreign currency loss of $297,000 in 2002. The $978,000 change is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar.

We intend to cease warehousing and distribution activities in Mexico effective December 31, 2003. We intend to contact our major Mexican customers during the second quarter of fiscal 2004 and attempt to convert them to direct import customers of Go-Gro. We are currently not able to estimate what charge, if any, will be recorded as a result of this decision.

We are currently negotiating with a customer to significantly expand our retail presence in their stores. In connection with this expanded relationship, we expect to pay the customer during the second and third quarters of 2004 as much as $3.0 million for product displays, store reset costs and markdown reimbursement. This payment will be recorded as a period cost when disbursed and will reduce our margins in the short term.

United Kingdom

Ring’s segment contribution for 2003 was $13.4 million compared to $3.7 million in 2002.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of this Form 10-K. In 2003, the GBP increased in value relative to the U.S. dollar. The average exchange rate for 2003 was 1.60 U.S. dollar per GBP compared to an average of 1.47 for 2002.

Sales in 2003 were $127.7 million compared to $114.8 million in 2002, an increase of 11.3%. $10.4 million of the $12.9 million increase in sales relates to the change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between 2003 and 2002. In GBP, Ring’s sales increased 2.3% which was primarily attributable to growth in the Automotive division. The growth in sales has resulted from a combination of new product offerings, increased business with existing customers in its core markets and the supply of new and existing products, such as LED torches, power packs, and inverters to new customers.

Ring’s gross profit for 2003 was $29.7 million compared to $20.8 million in 2002, an increase of $8.9 million or 43%. Gross profit as a percentage of sales increased from 18.1% in 2002 to 23.2% in 2003. The $8.9 million increase in gross profit is attributable to changes in Ring’s customer and product mix (approximately $3.4 million), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold (approximately $2.5 million), the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($2.4 million) and increased sales ($0.7 million).

Ring continues to benefit from new products introduced in recent years, such as spotlights, torches, inverters and household bulbs, generally with higher than average margins. The strategy of Ring has been to concentrate on the higher margin products and this has resulted in a decline in the sales of lower margin products. However, some of these lower margin products are being supplied through direct importation from Go-Gro.

SG&A increased from $12.8 million in 2002 to $13.6 million in 2003. An increase in payroll and payroll related costs of $389,000, an increase of $281,000 in insurance, a $108,000 increase in the provision for bad debt combined with a $1.1 million increase as a result of the strengthening of the GBP when translating Ring’s SG&A to the U.S. dollar more than offset the $1.1 million decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 during 2003.

Interest expense decreased from $4.3 million in 2002 to $2.6 million in 2003. This decrease was attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $3.4 million and $2.0 million in acquisition-related interest in 2002 and 2003, respectively.

China Manufacturing and Distribution

The segment contribution of China Manufacturing and Distribution was $307,000 in 2003 compared to $2.1 million in 2002.

Sales in 2003 were $24.3 million compared to $26.8 million in 2002. Inter-company sales to Ring were $10.3 million in 2003 compared to $8.7 million in 2002. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $11.4 million, $1.2 million, and $1.4 million in 2003, respectively, and $12.7 million, $3.0 million and $2.4 million in 2002, respectively. Manufactured sales decreased by $3.3 million from $24.0 million in 2002 to $20.7 million in 2003.

Sales to Ring increased between 2003 and 2002 while sales to third party customers decreased by $4.1 million as two major customers shifted purchases to alternate suppliers.

Gross profit was $3.7 million and $4.9 million in 2003 and 2002, respectively. Gross profit as a percentage of sales decreased to 15.0% in 2003 compared to 18.3% in 2002. The decrease in gross profit is attributable to the $3.3 million decrease in manufactured sales and to a decrease in pricing to Ring.

SG&A was $2.7 million in 2003 and 2002.

Comparison of Fiscal Years Ended September 30, 2002 and 2001

Consolidated Results

We had operating income of $9.4 million in 2002 compared to an operating loss of $11.0 million in 2001. The $20.4 million operating income improvement primarily resulted from an increase in gross profit and a decrease in SG&A. Net income in 2002 was $859,000, or $.18 per diluted share, compared to a loss of $18.3 million, or $10.22 per diluted share, in 2001. The pretax income for 2002 included a $959,000 charge related to the settlement of a patent lawsuit and a net $869,000 loss related to the disposal of property and equipment, primarily the Mississippi warehouse facility, as well as $216,000 of income from the settlement of an insurance claim. The after-tax effect of these items was $636,000, $576,000 and $136,000, respectively, or $.13, $.12 and $.03 per diluted share, respectively. Without these items we would have earned $1.9 million, or $.40 per diluted share, in 2002.

Net sales for 2002 were $220.3 million, a $14.5 million decrease from the same period in the prior year. The decrease in net sales is primarily attributable to lower sales in the United States and continental Europe, partially offset by an increase in sales in the United Kingdom. Shipments to Kmart during 2002 were $5.2 million below the same period in the prior year. Kmart filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois on January 22, 2002.

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

Gross profit in total dollars increased from $32.1 million in 2001 to $43.8 million in 2002, and gross profit as a percentage of sales increased from 13.7% in 2001 to 19.9% in 2002. The increase in gross profit as a percentage of sales was primarily attributable to changes in our customer and product mix, a decrease in estimated inventory provisions as well as decreased warehousing and product development costs as a result of our initiatives to lower operating costs.

SG&A for 2002 was $32.8 million, a decrease of $7.2 million from the same period in the prior year. The decrease in SG&A was a result of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines in 2002 included payroll and related expenses in North America ($1.8 million), the United Kingdom ($992,000), and Hong Kong/China ($398,000), bad debt, preferential payment claims and VAT tax provisions ($1.4 million), depreciation expense ($531,000), travel and entertainment ($597,000), legal, accounting, and other professional fees ($352,000), merchandising and displays ($435,000), partially offset by an increase in management fees to our majority shareholder ($402,000).

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

Litigation settlement of $959,000 in 2002 reflected the final judgment against us in a patent infringement lawsuit. On September 15, 1999, we filed a complaint entitled Catalina Lighting, Inc. v. Lamps Plus, Civil

Action 99-7200, in the U.S. District Court for the Southern District of Florida. In the complaint, we requested declaratory relief regarding claims of trade dress and patent infringement made by Lamps Plus against a major customer of the Company. Lamps Plus filed an Answer and Counterclaim against our customer and us on October 6, 1999, alleging patent infringement and trade dress. The trade dress claim was dismissed with prejudice before trial in March 2001. In April 2001, a jury returned a verdict finding liability against us on the patent infringement claim, and in June 2001 the Court entered a judgment of approximately $1.6 million for damages and interest thereon. We appealed the judgment entered by the Court and posted a surety bond in the amount of $1.8 million for the appeal (for which we posted $1.5 million in cash collateral). In a decision published on June 28, 2002, the Court of Appeals affirmed the finding of liability against us but reduced the lower court’s award of damages. We received the cash collateral for the surety bond net of the judgment amount. Litigation settlement in 2001 related to the favorable settlement of litigation in the United Kingdom.

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

In May 2002, we sold our Mississippi warehouse and substantially all of the equipment to a third party, resulting in a loss on sale of $1.1 million. The net proceeds from the sale, after the pay-off of the mortgage bonds, of approximately $3.3 million were used to pay down the Company’s term loans. In addition, we sold two other facilities located in the United Kingdom, which resulted in a net gain on sale of $229,000. The net loss of $869,000 related to the sale of the three facilities was recognized as a loss on disposal of property and equipment.

The net foreign currency loss of $360,000 in 2002 included foreign currency losses of $99,000, $71,000 and $190,000 for our Canadian, Mexican and China operations, respectively. The net foreign currency loss of $488,000 in 2001 included foreign currency gains (losses) for our Canadian, Mexican, China and Chile operations of ($111,000), $2,000, ($314,000) and ($65,000), respectively.

Other expense was $3,000 in 2002 compared to $107,000 in 2001. The components of other expense in 2002 included equity in loss of unconsolidated joint venture ($219,000) and dividends on Ring preferred stock ($182,000), partially offset by interest income ($141,000), the net proceeds from the settlement of an insurance claim ($216,000) and other miscellaneous income ($41,000). The two joint ventures in which we were involved were dissolved as of September 30, 2002. The components of other expense in 2001 were dividends on Ring preferred stock ($182,000), equity in loss of unconsolidated joint venture ($94,000) and miscellaneous expense of ($26,000), partially offset by interest income of ($195,000).

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

Results By Segment

See Note 18 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

North America

North America had a segment profit in 2002 of $2.0 million before a $1.1 million loss on disposal of a warehouse and related equipment and a $959,000 charge for settlement of litigation ($80,000 segment loss after these non-recurring items) as compared to a segment loss of $7.6 million in 2001. The increase in segment contribution in 2002 is primarily attributable to an improvement in gross profit and decreased SG&A.

Sales by North America to external customers were $87.4 million in 2002, a decrease of $17.8 million from 2001. The decrease in sales was primarily attributable to weakness in the economy and competitive pressures. On January 22, 2002, Kmart Corporation filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court for the Northern District of Illinois. Our sales to Kmart amounted to $5.5 million and $10.7 million for the years ended September 30, 2002 and 2001, respectively. In 2002 and 2001, Home Depot accounted for $29.4 million (33.6%) and $32.2 million (30.7%), respectively, of our North America net sales.

Gross profit for North America was $18.1 million in 2002 compared to $13.9 million in 2001. Gross profit as a percentage of net sales increased from 13.3% in 2001 to 20.7% in 2002. The $4.2 million increase in gross profit between 2002 and 2001 is primarily attributable to a $3.5 million decrease in inventory provisions and a $2.9 million decrease in warehouse and product development costs; additionally, $2.1 million of the gross profit increase primarily resulted from changes in our customer and product mix, offset by a decrease of $4.2 million as a result of the $17.8 million decrease in sales between 2002 and 2001.

In 2002 we recorded estimated inventory provisions of $1.2 million compared to $4.7 million in 2001. Gross inventory of finished products was $11.9 million at September 30, 2002 compared to $16.4 million at September 30, 2001. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow-moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. Any need to further increase our inventory allowance could significantly adversely impact our future gross profits.

SG&A decreased from $20.3 million in 2001 to $14.9 million in 2002. Expense categories where we had significant decreases include salary and benefits ($1.2 million), provisions for bad debt and preferential payment claims ($1.0 million), merchandising costs ($435,000), costs associated with the discontinued Chile and Argentina operations ($451,000), travel and entertainment ($321,000), depreciation ($217,000), legal and professional ($300,000), and royalties ($180,000).

Salary and benefits decreased as a result of our efforts to reduce employee headcount and make our cost structure commensurate with our revenue. Provisions for bad debt are made based on our evaluation of the collectibility of our accounts receivable. We believe our accounts receivable become uncollectible primarily as a result of customers filing for bankruptcy. During 2002, we had one customer file for bankruptcy where we did not incur any loss, while in 2001 the bankruptcy of several of our customers resulted in a charge of $1.2 million. Other categories of SGA with decreases are a result of our ongoing efforts to reduce operating and overhead costs.

United Kingdom

Ring’s segment contribution for 2002 was $3.7 million compared to a loss of $5.7 million is 2001.

Sales in 2002 were $114.8 million compared to $104.8 million in 2001, an increase of 9.5%. In GBP, Ring’s sales increased 7.3%. The remaining increase relates to a change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between 2002 and 2001. During 2002 the average exchange rate was $1.47 for each GBP compared to $1.44 for each GBP in 2001.

The increase in Ring’s sales is primarily attributable to growth in the Lighting and Automotive divisions. This growth was precipitated by a combination of new product offerings, increased business with existing customers and the supply of new and existing products into new markets. During 2002, sales to Ring’s largest customer fell, partly as a result of some products being transferred to direct supply from Go-Gro (included in China Manufacturing and Distribution) and partly as a result of competitive pressures. This was offset by growth in sales to the other companies within the U.K. home center sector and an across the board rise in the Automotive sector.

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

Freight decreased in 2002, despite the increased sales. This was the result of changes in customer and product mix and the full year benefit of changing several carriers in the previous year.

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

Sales to Ring increased between 2001 and 2002 as we attempted to direct more of Ring’s purchases to our wholly owned factory. Increasing the factory’s volume reduces fixed factory overhead as a percentage of total manufacturing cost resulting in a lower cost of product for Ring as well as North America. Sales to continental Europe decreased in 2002 as one major customer shifted purchases to alternative suppliers.

Gross profit was $4.9 million in 2002 compared to $5.3 million in 2001. Gross profit as a percentage of sales increased to 18.3% in 2002 compared to 16.9% in 2001, primarily as a result of changes in our customer and product mix.

SG&A was $2.7 million in 2002 compared to $3.0 million in 2001. This decrease is primarily attributable to decreased payroll and related costs and travel and entertainment costs.

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable—Our allowance for doubtful accounts is based on management’s estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in the opinion of management, is set in an amount sufficient to respond to normal business conditions. Management sets reserves for customers based upon historical collection experience and sets specific reserves for customers whose accounts have aged significantly beyond historical collection experience. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Reserves on Inventories—Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Reserves are recorded as a component of cost of sales. Management regularly reviews the Company’s investment in inventories for declines in value. We establish reserves based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes—Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets, and liabilities and any valuation allowances that might be required against the deferred tax assets. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes.

Goodwill—In 2003, we began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. We assess fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for 2003 did not identify any instances of impairment. However, changes in expectations as to the fair values of the reporting units might impact subsequent years’ assessments of impairment.

Accrual for Sales Incentives—Our accrual for sales incentives is usually based on certain stated percentages of gross sales, and is recognized as a reduction of gross sales at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. Management sets specific reserves for customers based on contracted amounts and other reserves for the non-contractual amounts. Should we underestimate the reserve for the non-contractual allowances, this reserve may need to be significantly increased, which would have a negative impact upon our operations.

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

Liquidity and Capital Resources

We meet our short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, mortgage notes, bonds, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs. Based upon management’s projections and assessment of current market conditions, we believe we will have adequate liquidity to meet our needs for fiscal 2004.

Cash Flows and Financial Condition

During 2003, we used funds generated from operations of $11.9 million and cash on hand to pay down debt of $10.4 million and make net capital investments of $1.6 million. Availability under our revolving credit facilities increased from $15.7 million at September 30, 2002 to $23.1 million at September 30, 2003.

Accounts receivable balances decreased to $29.3 million at September 30, 2003 from $33.8 million at September 30, 2002 primarily as a result of lower sales in August and September 2003 compared to August and September 2002. Inventory levels at September 30, 2003 were $34.4 million, as compared to $34.5 million at September 30, 2002.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $7.9 million and $9.1 million at September 30, 2003 and 2002, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

In July 2000, we entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate our existing U.S. credit facility and Ring’s U.K. facility. The facility consisted of two term loans originally amounting to $15 million and the GBP equivalent of U.S. $15 million (GBP 9.0 million), respectively, and two revolving facilities for loans, acceptances and trade and stand-by letters of credit for our ongoing operations in the United States and the United Kingdom. Amounts outstanding under the revolving facilities were limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility were secured by substantially all of our U.S. and U.K. assets, including 100% of the common stock of our U.S. subsidiaries and 65% of the stock of our Canadian and first-tier United Kingdom and Hong Kong subsidiaries. The facility prohibited the payment of cash dividends or other distribution on any shares of our common stock, other than dividends payable solely in shares of common stock, unless approval was obtained from the lenders. We paid a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities.

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing the Sun Transaction. Our $75 million credit facility was amended and restructured in connection with the Sun Transaction. As a part of the restructuring, available borrowings under the revolving loans were reallocated under the amended facility to increase the U.S. revolver to $21.4 million and decrease the U.K. revolver to the GBP equivalent of U.S. $23.6 million. Borrowings under the facility bore interest, payable monthly, at our option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin (3.6% effective rate at September 30, 2003). The applicable margin was determined by a leverage ratio calculation. At September 30, 2003, the margin on prime rate and LIBOR based loans was 1.0% and 2.0%, respectively. The majority of our borrowings were LIBOR based. Under the amended facility, we were required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002 and were required to meet quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ended December 31, 2002. Capital expenditures for 2003 were limited under the amended facility to $4.0 million. The term loans and the revolving loans under the amended facility were to mature on December 31, 2003. The bank syndication group’s fee for the amendment consisted of warrants to purchase 70,828 shares of common stock at a price of $.05 per share.

On December 19, 2003, we entered into a new asset-based credit facility with a syndicate of lenders to refinance our existing indebtedness under our $75 million credit facility. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($507,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($36.6 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for our ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases which are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of our common stock. We pay a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at the LIBOR rate plus a margin of 2.25%. Borrowings under the $5.0 million term loan bear interest at 9%, payable monthly. Under the facility we are required to meet quarterly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility agreement, as well as a minimum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company owes a $450,000 investment banking fee to an affiliate of our majority stockholder for services provided in connection with the refinancing. This fee will be paid in equal installments on April 1, 2004 and June 1, 2004, subject to certain minimum levels of availability as set forth in the credit facility.

Ring has an arrangement with a U.K. bank which is secured by a standby letter of credit previously issued under the GBP revolving loan facility of our former $75 million credit facility and currently issued under the facility entered into on December 19, 2003. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. Bonds outstanding under this arrangement amounted to $987,000 at September 30, 2003 and there were no borrowings or trade letters of credit outstanding.

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

Go-Gro has a 41.6 million Hong Kong dollars (approximately U.S. $5.4 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by us. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At September 30, 2003, Go-Gro had used $596,000 of this line for letters of credit, and there were no borrowings.

The terms of our credit facilities and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. Our $75 million credit facility prohibited loans to Go-Gro from either Ring or our other companies other than normal intercompany payables arising from trade. The facility permitted loans from our U.S. companies to Ring but restricted the flow of funds from Ring to our non-U.K. companies to payments constituting dividends or a return of capital. The facility entered into on December 19, 2003 also prohibits loans to Go-Gro by any of our U.S. and U.K. companies other than normal intercompany trade payables. The facility permits loans and dividends between the U.S. and U.K. entities, subject to certain limits. Our Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to us or our U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the United States at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

We utilize the revolving portions of our credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of December 19, 2003 we had $9.2 million available under the new credit facility to support U.S. and U.K. operations.

As of September 30, 2003, we were in compliance with the terms and covenants of our $75 million credit facility. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of the credit facility entered into on December 19, 2003 and that we will have adequate available borrowings and other sources of liquidity for the 2004 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to September 30, 2003 was paid in cash and no additional warrants were issued.

On June 14, 2002, we entered into a transaction with SCH and SunTrust Banks, Inc. (“SunTrust”) whereby we issued and sold 924,572 and 184,843 shares of common stock to SCH and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As payment for their shares,

SCH and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and we were released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction, a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in March 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $676,000 at September 30, 2003.

Immediately prior to the closing of the Sun Transaction, we had existing employment agreements with our then chief executive officer, two executive vice presidents and our then chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. The quarterly payments under these settlement agreements are suspended at any time in which a default under our credit facility has occurred and is continuing. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At September 30, 2003, the remaining amounts due from these individuals totaled $61,000.

Capital Expenditures

We have no significant commitments for capital expenditures for the fiscal year ending September 30, 2004.

In September 2000, Go-Gro deposited the purchase price of approximately $1 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary SJE. This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 175,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. The Company will not begin construction by the March 2004 deadline and during the fourth quarter of 2003 decided not to seek an extension from local authorities. As a result of this decision, the Company recorded a $766,000 provision for impairment of land use rights during the fourth quarter of 2003. There are no structures on this parcel, and should the local authorities confiscate the land, we do not believe there would be any impact on the operations of the factory.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Based on experience, we have accrued $529,000 for this contingency as of September 30, 2003. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

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

Ring has a defined benefit pension plan which covered 20 current employees and approximately 750 members formerly associated with Ring. On April 7, 2003, the 20 current employees joined a defined contribution pension plan and stopped accruing future benefits under the defined benefit plan and there are now no active members in the defined benefit plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those plans which are underfunded, such as the Ring plan, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined by the protection fund. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase. The weighted average assumptions used in the actuarial computations related to the defined benefit pension plan are consistent and reasonable.

As of September 30, 2003, Ring Limited had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company.

The holders of the convertible preference shares are entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible into fully paid ordinary shares of Ring Limited on the basis of two ordinary shares of Ring Limited for every five preference shares. Convertible preference shares representing a minority interest of approximately $1,026,000 will convert automatically into fully paid ordinary shares on January 1, 2004. The remaining minority interest of approximately $185,000 is not convertible into ordinary shares.

Impact of New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have early adopted EITF 00-21 effective June 15, 2003. The adoption of EITF 00-21 had no impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28 (“APB 28”), “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this statement and the amendment to APB 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We currently account for stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provide the disclosures required by SFAS 123. We adopted the additional disclosure provisions of SFAS 148 during the quarter ended March 31, 2003.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. This interpretation did not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not and is not expected to have a material impact on our financial condition, results of operations, and cash flows.

Impact of Inflation and Economic Conditions

The Company has periodically experienced price increases in the costs of raw materials and finished goods from other suppliers which reduced the Company’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials and finished goods prices could have an adverse impact on our net sales and income from continuing operations. We have experienced increased prices for raw steel which will result in increased steel costs in fiscal 2004 of approximately $300,000.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk

Approximately 85% of our debt at September 30, 2003 (88% at September 30, 2002) was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt primarily represents $3.7 million (face value) in subordinated notes. The carrying value and market value of our debt at September 30, 2003 were $27.8 million and $27.9 million, respectively. Based upon debt balances outstanding at September 30, 2003, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate would increase our interest expense by approximately $241,000 on an annual basis. As of December 19, 2003, the date of our new credit facility, approximately 72% of our debt was subject to variable interest rates.

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

We engage in certain hedging activities with respect to foreign currency exposures. See Notes 1 and 20 of Notes to consolidated Financial Statements for additional information regarding derivative instruments and hedging activities.

Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) at fiscal year ends in U.S. dollar equivalents were as follows:

	2003	2002
	(In thousands)
Great British pounds (“GBP”)	$14,779	$9,989
Hong Kong dollars	$10,089	$9,496
Canadian dollars	$5,622	$4,859

Our foreign currency risks relative to our significant foreign subsidiaries are as follows:

Ring mainly sells in GBP but pays in U.S. dollars for approximately 47% of the products it purchases. Ring hedges against movements in GBP relative to the U.S. dollar by purchasing forward foreign currency contracts to cover 50% of the estimated U.S. dollar denominated purchases on a rolling six months basis. In addition, upon a foreign currency liability becoming known for products that have been shipped which would not be covered by these contracts, individual foreign exchange contracts are entered into to exchange GBP for the relevant foreign currency on the date on which the liability falls due. This policy effectively hedges approximately 100% of Ring’s U.S. dollar requirement for two months and 50% going forward three to six months. At September 30, 2003 and 2002, Ring had outstanding forward contracts to exchange GBP for U.S. dollars for GBP 6.2 million and GBP 6.5 million, respectively. The forward contracts outstanding at September 30, 2003 mature through February 13, 2004, and the contracts outstanding at September 30, 2002 matured through March 13, 2003.

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

As Ring’s assets, liabilities and transactions are recorded in GBP, Ring’s results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in the GBP relative to the U.S. dollar over the course of 2003 (i.e., including the actual exchange experience) would have reduced Ring’s translated net sales by $6.4 million, reduced Ring’s translated segment income from $13.4 million to $10.7 million but would have resulted in an increase of $869,000 million in the foreign currency translation gain. These adjusted amounts do not reflect any economic impacts of the devaluation of the GBP on Ring’s sales, margins, results and overall business.

More than 91% of Go-Gro’s sales in 2003 (approximately 85% of which were intercompany) were made in U.S. dollars. Go-Gro purchases in U.S. dollars, Hong Kong dollars (“HK dollars”) and Chinese Renminbi. A greater portion of Go-Gro’s sales are in U.S. dollars than its cost of sales and other operating costs; therefore an appreciation of the HK dollar or the Chinese Renminbi relative to the U.S. dollar could, in the short term, decrease Go-Gro’s operating margins and profits assuming its sales prices in U.S. dollars remain firm.

As Go-Gro’s assets, liabilities and transactions are recorded in HK dollars and Chinese Renminbi, Go-Gro’s results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% appreciation of the HK dollar and Chinese Renminbi relative to the U.S. dollar over the course of 2003 (i.e., in addition to actual experience) would not have significantly impacted Go-Gro’s translated sales for 2003, but would have decreased their translated segment contribution for 2003 by $337,000, and resulted in a decrease in its translation loss of $ 1.2 million for 2003. These adjusted amounts do not reflect any economic impacts of the HK dollar on Go-Gro’s sales, gross profits, results and overall business.

Catalina Canada sells in both U.S. dollars (approximately 41% of 2003 sales) and CDN dollars (approximately 59% of 2003 sales). Most of Catalina Canada’s goods are purchased from Go-Gro in U.S. dollars. Similar to Ring, a decrease in the CDN dollar relative to the U.S. dollar could adversely impact Catalina Canada’s margins and profitability if the higher effective cost of its products could not be passed on to Catalina Canada’s customers through higher sales prices.

An assumed 10% depreciation of the CDN dollar relative to the U.S. dollar over the course of 2003 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our net sales of $628,000 for 2003 and a $491,000 decrease in consolidated net income. These adjusted amounts do not reflect any economic impacts of the devaluation of the CDN dollars on Catalina Canada’s sales, margins, results, and overall business.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENTS SCHEDULES

(All other schedules have been omitted as the related information has either been provided in the notes to consolidated financial statements or is not required or applicable).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Catalina Lighting, Inc.

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalina Lighting, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I and Schedule II of Catalina Lighting Inc. and subsidiaries for each of the two years in the period ended September 30, 2003. In our opinion, these schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information therein. As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on October 1, 2002.

By:	/s/ GRANT THORNTON LLP
Certified Public Accountants

Miami, Florida

November 7, 2003 (except for Note 7, as to

which the date is December 19, 2003)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Catalina Lighting, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Catalina Lighting, Inc. and Subsidiaries (the “Company”) for the year ended September 30, 2001. Our audit also included the financial statement schedules listed in Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended September 30, 2001 of Catalina Lighting, Inc. and subsidiaries in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida

December 14, 2001

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$2,899	2,657
Accounts receivable, net of allowance for doubtful accounts of $880 and $446, respectively	29,273	33,814
Inventories	34,392	34,511
Other current assets	5,032	6,642

Total current assets	71,596	77,624
Property and equipment, net	16,665	18,102
Goodwill	28,282	28,282
Other assets, net	10,732	7,206

	$127,275	$131,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving credit facilities	$—	$1,477
Term loans	—	3,154
Accounts payable	27,416	29,498
Current maturities of other long-term debt	702	340
Income taxes payable	3,686	1,813
Accrued employee compensation and benefits	2,344	2,481
Other current liabilities	8,618	9,406

Total current liabilities	42,766	48,169
Revolving credit facilities	11,747	11,315
Term loans	12,284	17,574
Subordinated notes	3,038	2,804
Other long-term debt	17	721
Accrued pension cost	8,349	3,833
Other liabilities	68	1,126

Total liabilities	78,269	85,542

Minority interest	1,211	1,144
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value authorized 20,000,000 shares; issued 4,420,760 shares and 4,414,260 shares, respectively; outstanding 4,292,373 shares and 4,285,873 shares, respectively	44	44
Additional paid-in capital	38,604	38,119
Retained earnings	12,613	7,623
Deferred compensation	(262)	—
Accumulated other comprehensive income (loss)	(743)	1,203
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	47,795	44,528

	$127,275	$131,214

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2003	2002	2001
Net sales	$202,017	$220,266	$234,786
Cost of sales	160,392	176,494	202,716

Gross profit	41,625	43,772	32,070
Selling, general and administrative expenses	30,031	32,803	40,010
Severance and office closing costs	474	624	1,154
Provision for impairment of land use rights	766	—	—
Executive settlements	—	—	2,586
Litigation settlement	—	959	(714)

Operating income (loss)	10,354	9,386	(10,966)

Other income (expenses)
Interest expense	(3,664)	(6,858)	(7,169)
Gain (loss) on disposal of property and equipment, net	84	(869)	—
Net foreign currency gain (loss)	678	(360)	(488)
Other expenses	(50)	(3)	(107)

Total other expenses	(2,952)	(8,090)	(7,764)

Income (loss) before income taxes	7,402	1,296	(18,730)
Income tax (provision) benefit	(2,412)	(437)	383

Net income (loss)	$4,990	$859	$(18,347)

Earnings (loss) per share
Basic
Earnings (loss) per share	$0.90	$0.18	$(10.22)
Weighted average number of shares	5,558	4,755	1,796
Diluted
Earnings (loss) per share	$0.86	$0.18	$(10.22)
Weighted average number of shares	5,811	4,834	1,796

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compasation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at September 30, 2000	1,599,971	$16	$28,624	$25,111	$—	$(461)	128,387	$(2,461)	$50,829
Sale of common stock	1,697,987	17	2,247						2,264
Common stock issued to outside directors	6,087		23						23
Warrants issued with subordinated notes			2,265						2,265
Warrants issued for interest on subordinated notes			49						49
Warrants issued to U.S. bank group			191						191
Stock options issued for executive settlements			1,020						1,020
Redemption of stock rights			(8)						(8)
Comprehensive loss:
Net loss				(18,347)					(18,347)
Foreign currency translation loss						(15)			(15)
Change in unrealized gain (loss) on derivative instrument, net of taxes						(139)			(139)

Total comprehensive loss									(18,501)

Balance at September 30, 2001	3,304,045	33	34,411	6,764	—	(615)	128,387	(2,461)	38,132
Warrants issued for interest on subordinated notes			183						183
Warrants issued to a consultant			81						81
Stock options issued to a consultant			24						24
Exercise of stock options	800		5						5
Subordinated notes converted to equity, net	1,109,415	11	3,415						3,426
Comprehensive (loss) income:
Net income				859					859
Foreign currency translation gain						1,679			1,679
Change in unrealized gain (loss) on derivative instrument, net of taxes						139			139

Total comprehensive income									2,677

Balance at September 30, 2002	4,414,260	44	38,119	7,623	—	1,203	128,387	(2,461)	44,528
Exercise of stock options	6,500		34						34
Issuance and amendment of stock options			451		(411)				40
Compensation expense					149				149
Comprehensive income:
Net income				4,990					4,990
Foreign currency translation gain						748			748
Adjustment to accrued pension cost, net of income taxes						(2,694)			(2,694)

Total comprehensive income									3,044

Balance at September 30, 2003	4,420,760	$44	$38,604	$12,613	$(262)	$(743)	128,387	$(2,461)	$47,795

The accompanying notes are an integral part of this consolidated financial statement.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,990	$859	$(18,347)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Exchange loss (gain)	(463)	448	(85)
Amortization to interest expense	1,299	1,762	804
Depreciation and other amortization	3,101	6,130	7,170
Provision for impairment of land use rights	766	—	—
Provision for doubtful accounts	558	226	1,105
Provision for inventory	3,048	1,856	5,588
Deferred income tax	(2,571)	(1,896)	(670)
Loss (gain) on disposition of property and equipment	(84)	869	4
Non-cash compensation expense	189	—	—
Stock options issued for executive settlements	—	—	1,020
Warrants issued for interest on subordinated notes	—	183	49
Interest on subordinated notes added to principal	—	692	199
Change in assets and liabilities:
Decrease (increase) in accounts receivable	5,622	(4,942)	7,154
Decrease (increase) in inventories	(939)	2,638	9,885
Decrease (increase) in other current assets	637	(580)	1,539
Decrease (increase) in other assets	(45)	1,863	(1,515)
Decrease (increase) in restricted cash equivalents	—	686	(336)
Increase (decrease) in income taxes payable	1,707	1,358	(1,159)
Increase (decrease) in accounts payable, accrued employee compensation and benefits, accrued pension cost and other liabilities	(5,917)	(682)	(7,293)

Total adjustments	6,908	10,611	23,459

Net cash provided by operating activities	11,898	11,470	5,112

Cash flows from investing activities:
Capital expenditures	(1,976)	(1,181)	(4,794)
Proceeds from sale of property	344	9,515	190
Purchase of minority interest	—	—	(1,080)
Payment for Ring acquisition	—	—	(119)
Decrease in restricted cash equivalents and short-term investments	—	894	879

Net cash provided by (used in) investing activities	(1,632)	9,228	(4,924)

(Continues on Page 40)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended September 30,
	2003	2002	2001
Cash flows from financing activities:
Payments on term loans	(8,909)	(4,224)	(4,074)
Financing cost	—	(300)	—
Net (payments) borrowings under revolving credit facilities	(1,098)	(10,867)	182
Proceeds from issuance of subordinated notes	—	—	4,375
Sinking fund redemption payments on bonds	—	(515)	(880)
Proceeds from other long-term debt	—	—	323
Payments on other long-term debt	(347)	(947)	(1,468)
Payments on bonds payable	—	(5,100)	(900)
Proceeds from issuance of warrants	—	—	2,265
Payment for redemption of stock rights	—	—	(8)
Proceeds from issuance of common stock and related income tax benefit	34	5	2,264

Net cash provided by (used in) financing activities	(10,320)	(21,948)	2,079

Effect of exchange rate changes on cash	296	(706)	37

Net increase (decrease) in cash and cash equivalents	242	(1,956)	2,304
Cash and cash equivalents at beginning of year	2,657	4,613	2,309

Cash and cash equivalents at end of year	$2,899	$2,657	$4,613

Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
	2003	2002	2001
Cash paid for:
Interest	$2,485	$3,974	$5,664

Income taxes	$3,287	$1,126	$1,420

In conjunction with changes to rules related to defined benefit pension plans announced by the U.K. government in June 2003, the Company recorded in fiscal 2003 a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the pension obligation recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million.

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. The Company amended the terms of the stock options previously granted and as a result will incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis. Compensation expense for the year ended September 30, 2003 amounted to $124,000.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the year ended September 30, 2003 amounted to $25,000.

(Continues on Page 41)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental Disclosure of Cash Flow Information—(Continued)

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the year ended September 30, 2003.

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

During the year ended September 30, 2001, the Company issued 6,087 shares of common stock to its outside directors as compensation for their services. The aggregate market value of the stock issued was $23,000.

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

1.    Summary of Significant Accounting Policies and Nature of Operations

(a)  The Business

Catalina Lighting, Inc. and subsidiaries (collectively, “Company”) is a United States-headquartered designer, wholesaler, distributor and manufacturer of lamps, lighting fixtures and other products. The Company sells principally in the United States and the United Kingdom to a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in other European countries, Canada, Mexico and other foreign markets.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of Catalina Lighting, Inc. and its subsidiaries, Catalina Industries, Inc., Go-Gro Industries, Limited and its subsidiaries (“Go-Gro”), Catalina International Limited, Ring Limited and its subsidiaries (“Ring”), Catalina Lighting Canada (1992), Inc. (“Catalina Canada”), and other wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable.—The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is set in an amount sufficient to respond to normal business conditions. Management sets reserves for customers based upon historical collection experience and sets specific reserves for customers whose accounts have aged significantly beyond historical collection experience. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Reserves on Inventories—Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Reserves are recorded as a component of cost of sales. Management regularly reviews the Company’s investment in inventories for declines in value. The Company establishes reserves based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes—Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets, and liabilities and

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made. Management regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of provision for income taxes.

Goodwill—In fiscal 2003, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for fiscal 2003 did not identify any instances of impairment. However, changes in expectations as to the fair values of the reporting units might impact subsequent years’ assessments of impairment.

Accrual for Sales Incentives—The Company’s accrual for sales incentives is usually based on certain stated percentages of gross sales, and are recognized as a reduction of gross sales at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. Management sets specific reserves for customers based on contracted amounts and other reserves for non-contractual amounts. Should the Company underestimate the reserve for the non-contractual allowances, this reserve may need to be significantly increased, which would have a negative impact upon the Company’s operations.

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

During the year ended September 30, 2003, the Company reduced its accrual for a preferential payment claim by $325,000, with a corresponding reduction in selling, general and administrative expenses, as a result of the claim being settled for less than originally estimated.

(e)  Risks and Concentrations

In 2003, approximately 66% of the Company’s products were obtained from suppliers located in China. Any inability by the Company to continue to obtain its products from China could significantly disrupt the Company’s business. Because the Company manufactures and sources products in China and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on the Company’s business, financial condition and results of operations. Included in the Company’s consolidated balance sheet at September 30, 2003 and 2002 are net assets of $16.6 million and $17.2 million, respectively, of Company subsidiaries located in China. With respect to these assets, the Company maintains $14.4 million in non-cancelable political risk insurance.

During the years ended September 30, 2003, 2002 and 2001 one customer (included in the North America segment) accounted for 7.0%, 13.4% and 13.7%, respectively, of the Company’s net sales. One other customer (primarily included in the United Kingdom segment) accounted for 16.8%, 17.9% and 17.1%, respectively, of the Company’s net sales during the years ended September 30, 2003, 2002 and 2001. Accounts receivable from this one other customer amounted to $4.8 million and $8.3 million as of September 30, 2003 and 2002, respectively.

(f)  Cash and Cash Equivalents

Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased are considered cash and cash equivalents. The amount of cash and cash equivalents held in foreign bank accounts was $2.9 million and $2.3 million at September 30, 2003 and 2002, respectively.

(g)  Accounts Receivable

The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company’s agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $7.9 million and $9.1 million at September 30, 2003 and September 30, 2002, respectively. The Company’s allowance for doubtful accounts is based on several factors, including management’s estimates of the creditworthiness of its customers, current economic conditions and historical information. In the opinion of management, the allowance for doubtful accounts is believed to be set in any amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company’s earnings.

Ring’s major trading subsidiary has arrangements with two credit insurance companies (“CIC’s”) to transfer the majority of the credit risk related to its receivables for a fee equal to .095% of U.K. billing and .67% of non-U.K. billing. Gross accounts receivable secured under such agreements at September 30, 2003 and 2002 amounted to $22.4 million and $23.6 million, respectively. In addition, certain of the Company’s sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 2003 and 2002 amounted to $2.8 million and $6.9 million, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company provides inventory allowances when the estimated net realizable value of inventory items declines below cost.

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

(j)  Restricted Cash Equivalents and Short-Term Investments

At September 30, 2001, sinking fund payments on bonds issued to finance a U.S. warehouse and investment income earned on such payments and a $686,000 cash deposit with the Company’s Hong Kong bank held for letters of credit issued on behalf of the Company were recorded as restricted cash equivalents and short-term investments. As of September 30, 2003 and 2002, there were no such restricted cash equivalents and short-term investments.

(k)  Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired and through September 30, 2002, was being amortized on a straight-line basis over periods from twenty to forty years. On October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and performed a transitional fair-value based impairment test, and determined that no impairment charge was necessary. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of September 30, 2003, and no impairment charge was necessary.

In fiscal 2003, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for fiscal 2003 did not identify any instances of impairment. However, changes in expectations as to the fair values of the reporting unit’s might impact subsequent year’s assessments of impairment.

(l)  Income Taxes

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company repatriated approximately $2.6 million of earnings from its foreign operations in fiscal 2003 and no earnings were repatriated in fiscal 2002 and 2001. Accordingly, these fiscal 2003 repatriated earnings were taxed based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries of approximately $35.2 million, $27.2 million and $27.3 million at September 30, 2003, 2002 and 2001, respectively, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations. The Company intends in the foreseeable future to permanently reinvest the majority of its current earnings of all of its foreign subsidiaries outside of the United States.

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

(n)  Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are translated into U.S. dollars as follows: for subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are translated at the exchange rate in effect at the end of the year and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in other income (expense). For subsidiaries where the functional currency is other than the U.S. dollar, balance sheet accounts are translated at the exchange rate in effect at the end of the year. Income and expense accounts are translated at the average exchange rates in effect during the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity (“other comprehensive income (loss)”). Foreign currency transaction gains and losses are included in operations.

(o)  Stock-Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The pro forma net earnings (loss) per common stock amounts as if the fair value method had been used are presented below. The Company accounts for stock options issued to non-employees under Statement of Accounting No. 123 “Accounting for Stock Based Compensation”.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: no dividend yield; expected volatility of 88%, 96% and 75%, risk-free interest rate of 3.0%, 3.8% and 3.7% and an expected holding period for options granted of five years for 2003, 2002 and 2001. The weighted average fair value at date of grant of options granted during 2003, 2002, and 2001 was $6.24, $2.17, and $2.85 per option, respectively. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended September 30,
	2003	2002	2001
Net income (loss)—as reported	$4,990	$859	$(18,347)
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	16	—	—
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(329)	(272)	(289)

Net income (loss)—proforma	$4,677	$587	$(18,636)

Basic earnings (loss) per share—as reported	$0.90	$0.18	$(10.22)
Basic earnings (loss) per share—proforma	$0.84	$0.12	$(10.38)

Diluted earnings (loss) per share—as reported	$0.86	$0.18	$(10.22)
Diluted earnings (loss) per share—proforma	$0.80	$0.12	$(10.38)

(p)  Long-Lived Assets

The Company reviews its long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability, the Company estimates fair value by determining the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized, by comparing the fair value of assets to their carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell.

(q)  Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following:

	Years Ended September 30,
	2003	2002	2001
	( In thousands)
Net income (loss)	$4,990	$859	$(18,347)
Adjustment to accrued pension cost, net of $1.2 million in income taxes	(2,694)	—	—
Foreign currency translation gain (loss)	748	1,679	(15)
Unrealized gain (loss) on derivative instrument, net of taxes	—	139	(139)

Total comprehensive income (loss)	$3,044	$2,677	$(18,501)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foreign currency translation gain (loss) relates to the Company’s U.K. operations. The Company’s investment in such operations is permanent in nature and consequently no adjustment for income taxes was made.

(r)  Revenue Recognition

The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes revenue at the time its products are delivered to the customer or the customer’s carrier, all significant obligations have been satisfied and collection of the resulting receivable is reasonably assured. Any shipping, handling or other costs incurred by the Company associated with the sale are expensed as cost of sales when incurred. Amounts billed to a customer for shipping and handling are reported as revenue. Net sales are comprised of gross sales less provisions for discounts, sales incentives, volume rebates and estimated customer returns.

(s)  Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage exposures to foreign currency. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) was issued in June 1998. SFAS 133 establishes standards for the accounting and reporting of derivative instruments of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

(t)  Segment Reporting

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company reports its results consistent with the manner in which financial information is viewed by management for decision-making purposes.

(u)  Impact of Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company early adopted EITF 00-21 effective June 15, 2003. The adoption of EITF 00-21 had no impact on the Company’s financial position or results of operations.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information.

The amendments to SFAS 123 in paragraphs2(a)-2(e) of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of the statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS 123. The Company adopted the additional disclosure provisions of SFAS 148 during the quarter ended March 31, 2003.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. This Interpretation did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In exchange for the $11.8 million, the Company issued SCH 1,697,987 shares of common stock (for $3 million) and $4.5 million in secured subordinated notes, and issued $4.3 million in secured subordinated notes to another lender, SunTrust Banks, Inc. (“SunTrust”). SCH and SunTrust also received the right to obtain warrants exercisable immediately upon receipt at $.05 per share to purchase an additional 780,968 and 330,527 shares, respectively, of the Company’s common stock. See Note 15 for warrants issued in connection with the Sun Transaction. Immediately after the Sun Transaction, SCH owned approximately 53% of the Company’s outstanding common stock. The Company entered into a ten-year agreement with an affiliate of SCH to provide management services to the Company at an annual fee of $500,000. The Company also reimbursed approximately $850,000 in transaction-related expenses incurred by Sun Capital Partners and paid a $400,000 investment banking fee to an affiliate of SCH in connection with the Sun Transaction.

The Company amended and restructured its $75 million credit facility in connection with the Sun Transaction. The net proceeds from the transaction, amounting to $8.9 million, were applied against the revolving loans and term loans under this credit facility.

The amendment to this credit facility revised the financial covenants under the facility, reduced required quarterly principal payments on the term loans, reallocated available borrowings between the U.S. and U.K. revolving loans, provided for lump sum repayment of the revolving loans and term loans on December 31, 2003, and limited the Company’s consolidated capital expenditures. On December 19, 2003, the Company entered into a new asset-based credit facility. See Note 7 of Notes to Consolidated Financial Statements.

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

3.    Acquisition

On July 5, 2000 the Company acquired all of the outstanding ordinary shares and 74% of the convertible preference shares of Ring. Ring is a leading supplier of lighting, automotive aftermarket products and industrial consumables in the United Kingdom. The acquisition, recorded under the purchase method of accounting,

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included the purchase of 39.6 million ordinary shares at 50 pence per share (approximately U.S. $30.1 million), 7 million convertible preference shares at 20 pence per share (approximately U.S. $2.1 million) plus acquisition costs, resulted in a total purchase price of U.S. $33.8 million. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of Ring’s tangible assets was $21.3 million, which was allocated to goodwill. During 2001 the Company reduced this goodwill by $749,000 reflecting the favorable settlement of tax liabilities. Through September 30, 2002 the goodwill was being amortized over 20 years on a straight-line basis. On October 1, 2002, the Company adopted SFAS142 and accordingly the amortization of goodwill is no longer required.

4.    Inventories

Inventories consisted of the following:

	September 30,
	2003	2002
	(In thousands)
Raw materials	$2,142	$2,383
Work-in-progress	377	440
Finished goods	31,873	31,688

	$34,392	$34,511

Inventory allowances amounted to $3.5 million and $5.2 million at September 30, 2003 and 2002, respectively.

5.    Property and Equipment

Property and equipment and related depreciable lives were as follows:

	September 30,		Depreciable lives
	2003	2002
	(In thousands)
Land	$377	$377	—
Land use rights	2,242	2,578	47 years
Buildings and improvements	12,013	11,797	5 to 30 years
Leasehold improvements	1,879	1,744	*
Furniture and office equipment	1,794	1,625	3 to 7 years
Computer software and equipment	5,738	5,383	2 to 5 years
Machinery, molds and equipment	13,868	13,851	3 to 15 years
Vehicles	1,662	2,116	4 to 5 years
Other assets	156	156	2 years

	39,729	39,627
Less accumulated depreciation	23,064	21,525

	$16,665	$18,102

Depreciation expense for the years ended September 30, 2003, 2002 and 2001 was approximately $2.5 million, $3.8 million, and $4.9 million, respectively.

*	Shorter of remaining term of lease or asset life.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Goodwill and Other Intangible Assets

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

The Company applied the provisions of SFAS 142 beginning on October 1, 2002 and completed a transitional fair value based impairment test as of October 1, 2002 which indicated that there was no impairment of recorded goodwill. The Company performed an additional fair-value based impairment test as of September 30, 2003, and no impairment charge was necessary. In accordance with the provisions of SFAS 142, the Company is no longer recording annual amortization of goodwill of approximately $1.6 million per year. SFAS 142 requires the allocation of purchase price, including goodwill, at a reporting unit level, which is defined as “an operating segment or one level below an operating segment”.

Total goodwill by reportable segment is as follows (In thousands):

	September 30,
	2003	2002
North America	$5,776	$5,776
United Kingdom	18,730	18,730
China Manufacturing And Distribution	3,776	3,776

	$28,282	$28,282

The following table adjusts earnings (loss) per share for the adoption of SFAS 142:

	Years ended September 30,
	2003	2002	2001
	(in thousands)
Reported net income (loss)	$4,990	$859	$(18,347)
Goodwill amortization, net of taxes	—	1,590	1,492

Adjusted net income (loss)	$4,990	$2,449	$(16,855)

Basic and diluted earnings (loss) per share:

	Years ended September 30,
	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Reported net earnings (loss) per share	$0.90	$0.86	$0.18	$0.18	$(10.22)	$(10.22)
Goodwill amortization, net of taxes	—	—	0.34	0.33	0.84	0.84

Adjusted net earnings (loss) per share	$0.90	$0.86	$0.52	$0.51	$(9.38)	$(9.38)

In connection with the adoption of SFAS 142, the Company also reassessed the identification of intangible assets and determined that the Company has no separate and identifiable intangible assets related to its past acquisitions.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Revolving Credit and Term Loan Facilities

The Company entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of its U.K. subsidiary, Ring Ltd., and repay and terminate its existing U.S. credit facility and Ring’s U.K. facility. This facility was subsequently amended on July 23, 2001 in connection with a capital infusion to the Company (see Note 2). The facility consisted of two term loans originally amounting to $15 million and the Great British Pound (GBP) equivalent of U.S. $15 million (GBP 9.0 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and the United Kingdom of $21.4 million and the GBP equivalent of U.S. $23.6 million, respectively. Amounts outstanding under the revolving facilities were limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility were secured by substantially all of the Company’s U.S. and U.K. assets, including 100% of the common stock of the Company’s U.S. subsidiaries and 65% of the stock of the Company’s Canadian and first tier United Kingdom and Hong Kong subsidiaries. The credit facility prohibited the payment of cash dividends or other distributions on any shares of the Company’s common stock, other than dividends payable solely in shares of common stock, unless approval was obtained from the lenders. The Company paid a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. Borrowings under the facility bore interest, payable monthly at the Company’s option of either the prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. The interest rate on this facility was 3.6% at September 30, 2003. Under the amended facility, the Company was required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002, and was required to meet revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures were limited under the amendment to $4.0 million. The term and revolving loans were repayable on December 31, 2003. The bank syndication group’s fee for the July 23, 2001 amendment consisted of warrants, valued at $191,000, to purchase 70,828 shares of the Company’s common stock at a price of $.05 per share. At September 30, 2003, $33.0 million in net assets of Ring were restricted under the credit facility and could not be transferred to the parent company.

On December 19, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance the Company’s existing indebtedness under its $75 million credit facility. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($507,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($36.6 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for our ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases which are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of our common stock. The Company pays a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at the LIBOR rate plus a margin of 2.25%. Borrowings under the $5 million term loan bear interest at 9%, payable monthly. Under the facility the Company is required to meet quarterly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility agreement, as well as a minimum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company owes a $450,000 investment banking fee to an affiliate of its majority stockholder for services provided in connection with the refinancing. This fee will be paid in equal installments on April 1, 2004 and June 1, 2004, subject to certain minimum levels of availability as set forth in the credit facility.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ring has an arrangement with a U.K. bank which is secured by a standby letter of credit previously issued under the GBP revolving loan facility of our former $75 million credit facility and currently issued under the facility entered into on December 19, 2003. The arrangement provides for borrowings, trade letters of credit, bonds and the bank margin on foreign currency forward contracts and transactions. Bonds outstanding under this arrangement amounted to $987,000 at September 30, 2003 and there were no borrowings or trade letters of credit outstanding.

Catalina Canada has a credit facility with a Canadian company, which provides U.S. dollar and Canadian dollar revolving credit loans of up to 7 million Canadian dollars (approximately U.S. $5.2 million) in the aggregate and matures December 2004. Borrowings in Canadian dollars bear interest at the Canadian prime rate plus 1.5% (6.25% at September 30, 2003) while borrowings in U.S. dollars bear interest at the rate of the U.S. prime rate plus 0.5% (4.5% at September 30, 2003). Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually; however, no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth. At September 30, 2003, $3.2 million in net assets of Catalina Canada were restricted under the credit facility and could not be transferred to the parent company.

As of September 30, 2003, Go-Gro, the Company’s Hong Kong subsidiary, had a 35.6 million Hong Kong dollars (approximately U.S. $4.6 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, overdraft protection, and negotiation of discrepant documents presented under export letters of credit issued by banks. The bank requires Go-Gro to fully collateralize any net outstanding borrowings and trade letters of credit with cash, a standby letter of credit, or export letters of credit sent for collection and under lien to the bank. The facility is secured by a guarantee issued by the parent company. The facility prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to other subsidiaries of the Company. This facility is subject to periodic review by the bank. At September 30, 2003 and 2002, Go-Gro had used $596,000 and $1.4 million, respectively, of this line for letters of credit and there were no borrowings or cash deposits. At September 30, 2003, $14.0 million in net assets of Go-Gro were restricted under the credit facility and could not be transferred to the parent Company. In December 2003, the facility was amended to provide for a 10.0 million Hong Kong dollars (approximately U.S. $1.3 million) factoring facility and the overdraft facility was reduced by 4.0 million Hong Kong dollars (approximately U.S. $0.5 million). In addition, the full collateralization requirement was eliminated.

The Company’s availability under its revolving credit facilities consisted of the following (in thousands):

	September 30, 2003
	U.S./U.K. Facility	Canadian Facility
Total lines of credit	$45,000	$5,184
Less:
Borrowings	11,200	547
Stand-by letters of credit	1,772	—
Trade letters of credit	859	—
Amount unavailable under borrowing base	9,947	2,748

Amounts available	$21,222	$1,889

The weighted average interest rate at September 30, 2002 on the current portion of revolving credit facilities and term loans was 4.5% and 5.4%, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Bonds Payable

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

9.    Subordinated Notes

On July 23, 2001 the Company obtained $11.8 million in additional funding from the issuance of 1,697,987 shares of common stock, $8.8 million in subordinated notes and warrants exercisable immediately upon receipt at $.05 per warrant to purchase an additional 1,111,495 shares of the Company’s common stock (see Note 2). The subordinated notes are due in full on July 23, 2006 and these notes bear interest at 12%, compounded quarterly. Interest on the notes is payable quarterly commencing as of March 31, 2003. Interest not paid in cash is added to the principal of the notes. The notes are prepayable subject to a premium equal to 5% of the note principal. The holders of the subordinated notes are also entitled to additional warrants to purchase common shares at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid in cash on those notes for the period July 23, 2001 to March 31, 2002, for which the note holders received additional warrants for a total of 94,247 shares of common stock.

On June 14, 2002, the Company entered into a transaction with SCH and SunTrust whereby it issued and sold 924,572 and 184,843 shares of the Company’s common stock, to SCH and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As a result of the transaction, the Company wrote off against paid in capital approximately $2.6 million of discount, deferred loan costs and transaction costs. As payment for their shares, SCH and SunTrust each surrendered a corresponding amount of subordinated notes and accrued interest, and the Company was released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction a special committee of independent members of the Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price. The amount of subordinated debt reflected in the accompanying consolidated balance sheets as of September 30, 2003 and 2002 consisted of the following:

	Principal	Additions to Principal for Interest Not Paid in Cash	Unamortized Discount	Total
	(In thousands)
Balance as of September 30, 2002	$3,400	$289	$(885)	$2,804
Discount amortization	—	—	234	234

Balance as of September 30, 2003	$3,400	$289	$(651)	$3,038

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Other Long-Term Debt

Other long-term debt consisted of the following:

	September 30,
	2003	2002
	(In thousands)
Mortgage note payable monthly through 2004 based on a 15 year amortization schedule with a balloon payment in 2004, bearing interest at 8%, secured by land and building with a net book value of $1.2 million at September 30, 2003.	$676	$755
Borrowings with a U.K. financial institution to finance the purchase of vehicles and equipment, payable monthly, maturing at various dates through 2005, bearing interest at the institution’s base rate plus 1.25%, adjusted monthly (4.75% at September 30, 2003), and secured by vehicles and equipment with a net book value of $60,000 at September 30, 2003.	30	199
Other	13	107

Subtotal	719	1,061
Less current maturities	(702)	(340)

	$17	$721

The aggregate maturities of other long-term debt at September 30, 2003 are as follows (in thousands):

2004	$702
2005	16
2006	1

$719

11.    Income Taxes

The following table summarizes the differences between the Company’s effective income tax rate and the statutory federal income tax rate:

	Years Ended September 30,
	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	(0.1)	(3.9)	0.4
Foreign tax rate differential	(10.4)	(39.9)	(0.4)
Goodwill amortization	—	41.7	2.7
Provision for IRC 382 (Change in valuation allowance)	(5.1)	—	26.8
Net U.S. tax effect related to repatriated foreign earnings	12.3	—	—
Other	1.9	1.8	2.5

	32.6%	33.7%	(2.0)%

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) consisted of the following:

	Current	Deferred	Total
	(In thousands)
Year ended September 30, 2003
Federal	$(25)	$(2,657)	$(2,682)
State	2	(8)	(6)
Foreign	5,006	94	5,100

	$4,983	$(2,571)	$2,412

Year ended September 30, 2002
Federal	$(49)	$(1,967)	$(2,016)
State	—	(50)	(50)
Foreign	2,382	121	2,503

	$2,333	$(1,896)	$437

Year ended September 30, 2001
Federal	$2	$(186)	$(184)
State	20	(88)	(68)
Foreign	265	(396)	(131)

	$287	$(670)	$(383)

The Sun Transaction in July 2001 constituted a change of ownership of the Company as defined under Internal Revenue Code Section 382 (IRC 382) which can limit the utilization of loss carry forwards and other tax return deductions existing at the time the change in ownership occurs. The deferred tax benefit for 2001 was reduced by a provision of approximately $5.0 million for the estimated impact of IRC 382. The deferred tax provision or benefit for the years ended September 30, 2003, 2002 and 2001 included $3,668,000, $2,668,000 and $3,423,000, respectively, for the benefits of loss carry forwards.

Income (loss) before income taxes by source consisted of the following:

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
United States	$(9,565)	$(5,436)	$(16,662)
Foreign	16,967	6,732	(2,068)

	$7,402	$1,296	$(18,730)

The tax effects of each type of temporary difference that gave rise to the Company’s current net deferred tax asset (included in other current assets) are as follows:

	September 30,
	2003	2002
	(In thousands)
Accounts receivable allowances	$478	$955
Prepaid expenses	(271)	(256)
Allowances and capitalized costs for inventory	458	1,163
Accrued expenses	550	635
Executive settlements	144	—
Other	27	55

	$1,386	$2,552

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of each type of temporary difference and carry forward that gave rise to the Company’s net long term deferred tax asset (included in other long term assets) are as follows:

	September 30,
	2003	2002
	(In thousands)
Pension obligation	$2,525	$1,299
Executive settlements	354	680
Depreciation:
U.S. assets	197	145
Foreign assets	274	301
U.S. loss and other U.S. carryforwards	10,741	6,946
Foreign tax loss carryforwards	769	1,668
Foreign capital loss carryforwards	9,216	8,921
Other	193	324
Valuation allowance	(14,701)	(15,763)

	$9,568	$4,521

At September 30, 2003, the Company had $28.7 million in U.S. loss carry forwards for federal income tax return purposes which expire as follows (fiscal year ending September 30): $1.2 million in 2020, $9.3 million in 2021, $7.6 million in 2022 and $10.6 million in 2023. Utilization of these loss carry forwards, however, is expected to be limited under IRC 382. At September 30, 2003, foreign operating and capital loss carry forwards were $3.1 million and $30.7 million, respectively. The foreign losses can be carried forward indefinitely. A valuation allowance has been provided for all the foreign operating and capital tax loss carry forwards as well as a portion of the U.S. loss carry forwards. No valuation allowance was applied to the remaining U.S. loss carry forward as the Company believes that it is more likely than not that the deferred tax asset will be realized based on estimated future earnings and potential tax planning strategies.

Through September 30, 2003, the Company has not provided for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable. During the year ended September 30, 2003, the Company has repatriated approximately $2.6 million in foreign earnings to the United States and intends to repatriate a portion of the future earnings of certain of its foreign subsidiaries, which could result in an increase in the Company’s effective income tax rate.

12.    Minority Interest

Ring has outstanding 9.5 million convertible preference shares of which 2.5 million shares are held by third parties and the remaining 7 million shares are owned by the Company. The holders of the convertible preference shares are entitled to receive in priority to the equity stockholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible into fully paid ordinary shares of Ring on the basis of two ordinary shares for every five-preference shares. Preference shares representing minority interest of approximately $1,026,000 on January 1, 2004 automatically will convert into fully paid ordinary shares. The remaining minority interest of approximately $185,000 is not convertible into ordinary shares. The annual amount of dividends is approximately $190,000, which reduced diluted earnings per share by $.03, $.04 and $.10 during the years ended September 30, 2003, 2002 and 2001, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Pension Benefits

Ring has a defined benefit pension plan (the “plan”) which covered 20 current employees and approximately 750 other members formerly associated with Ring. On April 7, 2003, the 20 current employees joined a defined contribution pension plan and stopped accruing future benefits under this defined benefit plan and there are now no active members in the plan. The plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary based on the “minimum funding requirement (“MFR”).” The components of net pension cost for the years ended September 30, 2003, 2002 and 2001 were as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Service cost	$46	$113	$246
Interest cost	1,195	1,135	1,020
Amortization of unrecognized net loss	303	103	—
Expected return on plan assets	(929)	(910)	(1,030)

	$615	$441	$236

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets, and the funded status of the plan are as follows (in thousands):

	Years Ended September 30,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$27,032	$23,215
Service cost	46	113
Interest cost	1,195	1,135
Benefits paid	(1,168)	(940)
Participants’ contributions	19	35
Benefit obligation (gain) loss	(2,128)	1,811
Curtailment of benefits	(441)	—
Foreign currency loss	1,483	1,663

Benefit obligation at end of period	$26,038	$27,032

	Years Ended September 30,
	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of period	$14,784	$14,726
Actual return on plan assets	1,891	(581)
Employer contributions	720	632
Benefits paid	(1,168)	(940)
Participants’ contributions	19	35
Foreign currency gain	925	912

Fair value of plan assets at end of period	$17,171	$14,784

	September 30,
	2003	2002
Funded status:
Unfunded benefit obligation	$8,867	$12,248
Unrecognized actuarial loss	(3,850)	(7,756)
Pretax charge to accumulated other comprehensive income required to adjust the accrued pension liability to the unfunded accumulated benefit obligation	3,850	—

Accrued pension liability recognized in the Company’s balance sheet	$8,867	$4,492

The accrued pension liability was recognized in the Company’s balance sheets as follows (in thousands):

	September 30,
	2003	2002
Accrued pension liability recognized in other current liabilities	$518	$659
Accrued pension liability recognized in long term liabilities	8,349	3,833

	$8,867	$4,492

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in the actuarial computations that derived the above amounts were as follows:

	2003	2002
Discount rate	5.19%	4.50%
Expected return on plan assets	5.50%	5.50%
Average rate of compensation increase	n/a *	3.75%
Rate of pension benefit increase	2.75%	2.25%

*	Not applicable since effective April 7, 2003, the Company stopped accruing future benefits under the defined benefit pension plan as there are no longer active members in the plan.

The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those plans which are underfunded, such as the Ring plan, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined by the protection fund. The full buyout cost is considerably higher than the accrued liability. The Company does not intend to terminate the plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded in 2003 a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Earnings (Loss) Per Share

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. Earnings (loss) per share information reflect the reverse stock split for all periods presented. The computation of basic and diluted earnings (loss) per common share (EPS) is as follows (in thousands except per share data):

	Years Ended September 30,
	2003	2002	2001
Basic EPS
Numerator:
Net income (loss) attributable to common stockholders	$4,990	$859	$(18,347)

Denominator:
Weighted average shares outstanding for the year	4,288	3,504	1,796
Effect of warrants*	1,270	1,251	—

Weighted average shares used for basic EPS	5,558	4,755	1,796

Basic EPS	$0.90	$0.18	$(10.22)

Diluted EPS
Numerator:
Net income (loss) available to common stockholders	$4,990	$859	$(18,347)

Denominator:
Weighted average shares outstanding for the year	4,288	3,504	1,796
Effect of stock options**	204	57	—
Effect of warrants	1,319	1,273	—

Weighted average shares used for diluted EPS	5,811	4,834	1,796

Diluted EPS	$0.86	$0.18	$(10.22)

*	Represents weighted average shares issuable upon the exercise of warrants with exercise price of $0.05 per share. Weighted average shares issuable upon the exercise of warrants at $.05 per share which were not included in the calculation because they were antidilutive were 223,508 for 2001.
**	The weighted average shares issuable upon the exercise of stock options not included in the calculation because such options were antidilutive were 171,275 (at exercise prices from $9.49 to $26.90), 517,000 (at exercise prices from $5.50 to $31.25), and 354,000 (at exercise prices from $5.65 to $53.75) for 2003, 2002 and 2001, respectively.

15.    Common Stock, Stock Options, Stock Warrants and Stock Rights

Common Stock

In November 2001, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 20,000,000 to 100,000,000 (prior to the one-for-five reverse stock split discussed below).

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2001, the Company adopted the Stock Incentive Plan (“Incentive Plan”), which provides for the granting of options to directors, officers, employees, consultants and advisors of the Company and subsidiaries. The number of shares of common stock that may be issued pursuant to the Incentive Plan is 450,000 shares, subject to adjustment as provided in the Incentive Plan. Under the Incentive Plan, participants may receive incentive stock options (“ISO”) or Nonqualified Stock Options at a price determined by the Board of Directors; provided, however, that such price shall not, in the case of an ISO, be less than 100% of the fair market value of the shares on the date of grant. Options generally vest ratably over a four-year period from the date of grant. The option term shall not exceed 10 years from the date of grant. As of September 30, 2003 and 2002, options for 139,200 shares and 200,600 shares, respectively, of common stock remained available for future grants.

In November 2001, the Company adopted the Management Settlement Stock Incentive Plan (the “Settlement Plan”), which provided for the settlement of the Company’s obligations to certain of the Company’s former employees under employment agreements previously entered into between the Company and such employees (see Note 2). The options expire on July 23, 2011.

As of September 30, 2003 and 2002, the options outstanding were fully exercisable, and there are no options available for future grants under this plan.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and related information for each plan are as follows:

Employee Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2000	151,987	$15.25
Options canceled	(116,500)	$15.85

Options outstanding at September 30, 2001	35,487	$13.30
Options canceled	(15,167)	$13.63

Options outstanding at September 30, 2002	20,320	$13.07
Options canceled	(7,400)	$13.14

Options outstanding at September 30, 2003	12,920	$13.04

Options exercisable at September 30, 2003	12,920	$13.04

Director Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2000	4,800	$32.10
Options canceled	(4,000)	$33.50

Options outstanding at September 30, 2001	800	$25.00
Options canceled	(800)	$25.00

Options outstanding at September 30, 2003 and 2002	—	—

Broad Based Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2000	49,200	$19.69
Options canceled	(15,400)	$19.69

Options outstanding at September 30, 2001	33,800	$19.69
Options canceled	(14,200)	$19.69

Options outstanding at September 30, 2002	19,600	$19.69
Options canceled	(7,600)	$19.69

Options outstanding at September 30, 2003	12,000	$19.69

Options exercisable at September 30, 2003	12,000	$19.69

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	30,000	$5.90
Options granted	250,600	$8.03
Options exercised	(800)	$5.90
Options canceled	(31,200)	$5.64

Options outstanding at September 30, 2002	248,600	$8.08
Options granted	233,750	$9.28
Options exercised	(4,000)	$1.90
Options canceled	(172,350)	$8.72

Options outstanding at September 30, 2003	306,000	$8.72

Options exercisable at September 30, 2003	84,500	$8.64

Settlement Plan:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2002 and 2001	313,847	$5.90
Options exercised	(2,500)	$5.90

Options outstanding at September 30, 2003	311,347	$5.90

Options exercisable at September 30, 2003	311,347	$5.90

Other Stock Options:

Transactions and related information relating to stock options issued outside of a plan are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2000	117,400	$18.95
Options granted	5,200	$10.30
Options exercised	(45,800)	$15.00

Options outstanding at September 30, 2001	76,800	$20.70
Options canceled	(28,000)	$18.92

Options outstanding at September 30, 2002 and 2003	48,800	$21.70

Options exercisable at September 30, 2003	48,800	$21.70

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 to $1.90	41,000	8.1 years	$1.89	32,750	$1.90
$3.25 to $4.10	27,500	8.3 years	$3.48	8,750	$3.61
$5.90 to $ 8.29	449,347	8.2 years	$6.47	314,597	$5.91
$9.49 to $13.75	67,020	8.0 years	$10.10	29,770	$10.68
$15.00 to $21.88	80,700	7.1 years	$19.44	69,450	$20.16
$24.69 to $26.90	25,500	8.0 years	$25.14	14,250	$25.24

$1.75 to $26.90	691,067	8.0 years	$8.64	469,567	$8.59

Stock Warrants

On January 11, 2002, the Company entered into a three–year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The warrant expires on January 24, 2012. Half of the warrants vested on January 24, 2003, and the remainder vest one year later. However, if the Company terminates the consulting agreement without cause, the warrant becomes fully exercisable on the date of such termination. The Company capitalized $81,000 which represented the fair value of the warrants and is amortizing the amount over the term of the consulting agreement on a straight line basis.

In connection with the Sun Transaction on July 23, 2001, the Company issued warrants to purchase 1,111,495 common shares exercisable immediately upon receipt at $.05 per share. Also in connection with the Sun Transaction, the Company issued secured subordinated notes bearing interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest not paid in cash is added to the principal amount of the notes. The notes are prepayable subject to a premium equal to 5% of the note principal. The holders of the subordinated notes are also entitled to additional warrants to purchase common shares at $.05 per share for the quarters during which interest on the notes is not paid in cash. Interest was not paid in cash on those notes for the period July 23, 2001 to March 31, 2002, for which the note holders received additional warrants for a total of 94,247 shares of common stock.

The Company issued warrants to purchase 70,829 common shares exercisable immediately upon receipt at $.05 per share to its bank syndicate group in connection with the July 23, 2001 amendment of its $75 million credit facility.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Commitments

The Company leases offices, warehouse facilities, equipment and vehicles under non-cancelable operating leases that expire at various dates through 2019 with the exception of certain U.K. land use rights, which expire in 2073. Certain leases provide for future rent adjustments based on changes in market rates or increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease payments, including known rent adjustments, under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 2003 by fiscal year, were as follows (in thousands):

	Minimum Rental Payments	Minimum Sublease Receipts	Net

2004	$3,294	$100	$3,194
2005	2,869	78	2,791
2006	2,646	78	2,568
2007	2,193	65	2,128
2008	1,774	65	1,709
Thereafter	16,273	78	16,195

	$29,049	$464	$28,585

Total net rental expense for all operating leases amounted to approximately $3.6 million, $2.7 million and $3.2 million for the years ended September 30, 2003, 2002 and 2001, respectively.

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

JES obtained non-transferable land use rights for the land on which its primary manufacturing facilities were constructed under a Land Use Agreement dated April 11, 1995 between SJE and the Bureau of National Land Planning Bao-An Branch of Shenzhen City. This agreement provides JES with the right to use this land until January 18, 2042 and required SJE to construct approximately 500,000 square feet of factory buildings and 175,000 square feet of dormitories and offices. This construction is complete and total costs aggregated $15.8 million.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. The local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments if the construction is not completed by March 2004. The Company will not begin construction by the March 2004 deadline and during the fourth quarter of 2003 decided not to seek an extension from local authorities. As a result of this decision the Company recorded a $766,000 provision for impairment of land use rights during the fourth quarter of 2003. There are no structures on this parcel, and should the local authorities confiscate the land, the Company does not believe there would be any impact on the operations of the factory.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ring has employment agreements with 16 of its officers and key employees which provide for notice periods in the case of termination varying from six to 36 months. Their total annual basic salary cost amounts to approximately U.S. $1.9 million. The agreements contain benefit packages including contributions to Ring’s pension plans ranging from 5% to 10% of salary. In addition, most of the agreements contain post-termination restrictive covenants.

The Company has a 401(k) plan for its U.S. employees to which the Company makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended September 30, 2003, 2002 and 2001 were insignificant.

17.    Related Party Transactions

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the quarter ended December 31, 2002.

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. The Company amended the terms of the stock options previously granted and as a result will incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis. The Company recorded compensation expense of $124,000 for the year ended September 30, 2003.

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The warrant expires on January 24, 2012. Half of the warrant vested on January 24, 2003, and the remainder vests one year later. However, if the Company terminates the consulting agreement without cause, the warrant becomes fully exercisable on the date of such termination.

During May 2002, the Company paid $26,000 cash and granted options valued at $24,000, which it expensed, to an employee of an entity under common control, in exchange for consulting services.

On July 23, 2001, the Company entered into a ten-year agreement with an affiliate of the Company’s majority stockholder to provide management services to the Company at an annual fee of $500,000, payable quarterly. This management services expense for the years ended September 30, 2003, 2002 and 2001 amounted to $500,000, $500,000 and $98,000, respectively. As of September 30, 2003 and 2002, the Company had a prepaid management fee balance of $125,000.

The Company leases its Hong Kong office from a company owned by a stockholder of the Company. The lease expires in 2004 but may be extended for an additional year. Rent expense related to this lease was approximately $191,000, $190,000, and $222,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

During the years ended September 30, 2002 and 2001, Go-Gro, a wholly owned subsidiary of the Company, purchased $795,000 and $1.9 million, respectively, in raw materials from an affiliate which was fifty percent owned by the Company through July 2002.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended September 30, 2002 and 2001, Go-Gro purchased $1.3 million and $2.1 million, respectively, in raw materials from another affiliate which was forty percent owned by the Company. This affiliate ceased operations in June 2002.

18.    Segment Information

During the fourth quarter of fiscal 2002, primarily as a result in the change in the Company’s chief operating decision maker in August 2001, the Company changed the way it manages its business and views its reportable segments. The business is now managed on the basis of three reportable segments, North America, United Kingdom, and China Manufacturing and Distribution.

North America consists of the North American sales and distribution organizations and the supporting China-based sourcing and manufacturing operation. This segment is comprised of the following operating companies:

United States—Catalina Industries, Inc. (“Catalina Industries”)

Canada—Catalina Lighting Canada (1992), Inc. (“Catalina Canada”)

Mexico—Catalina Lighting Mexico S.A. de C.V.

Chile—Catalina Lighting Chile Limitada

Argentina—Catalina Lighting Inc. Sucursal Argentina

China—the manufacturing and sourcing activities of Go-Gro as they relate to intercompany sales

The Chile and Argentina operations were directed and managed from the United States. Because of significant losses, operations were ceased in Chile and Argentina during 2001. The Company intends to cease warehousing and distribution activities in Mexico effective December 31, 2003. The Company intends to contact its major Mexican customers during the second quarter of fiscal 2004 and attempt to convert them to direct import customers of Go-Gro. The Company is currently not able to estimate what charge, if any, will be recorded as a result of the decision.

United Kingdom consists of Ring Limited, its seven principal subsidiaries and its parent holding company Catalina International Limited (“Ring”). The Company added the United Kingdom as a primary business segment with the acquisition of Ring on July 5, 2000.

China Manufacturing and Distribution consists of the sale of products manufactured or sourced by Go-Gro primarily to distributors and retailers in Europe and to a lesser extent Asia and to Ring.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment sales represent shipments of finished products sold at prices determined by management. The Company evaluates the performance of its operating segments and allocates resources to them based on net sales and segment contribution. Segment contribution is defined as income (loss) before Parent/holding Company expenses, tax transfer pricing adjustments and income taxes. The segment contribution and the interest expense for the United Kingdom includes the interest expense related to the acquisition of Ring. Prior years’ data has been restated to conform to the current year reportable operating segments presentation. Information on operating segments and a reconciliation to income (loss) before income taxes for the years ended September 30, 2003, 2002 and 2001 are as follows (in thousands):

Net Sales by Business Segment:

	Years Ended September 30,
	2003			2002			2001
	External customers	Intersegment	Total	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$60,245	—	$60,245	$87,378	—	$87,378	$105,135	—	$105,135
United Kingdom	127,733	—	127,733	114,798	—	114,798	104,847	—	104,847
China Manufacturing and Distribution	14,039	10,306	24,345	18,090	8,738	26,828	24,804	6,495	31,299
Eliminations	—	(10,306)	(10,306)	—	(8,738)	(8,738)	—	(6,495)	(6,495)

Total	$202,017	—	$202,017	$220,266	—	$220,266	$234,786	—	$234,786

Net Sales by Location of External Customers:

	Years Ended September 30,
	2003	2002	2001
United States	$33,518	$62,126	$78,740
United Kingdom	123,278	112,971	102,742
Canada	23,844	22,760	23,303
Other	21,377	22,409	30,001

Net Sales	$202,017	$220,266	$234,786

Net Sales by Product Class:

	Years Ended September 30,
	2003	2002	2001
Lighting	$150,979	$177,006	$194,184
Automotive after-market	39,150	32,547	29,761
Industrial consumables	11,888	10,713	10,841

	$202,017	$220,266	$234,786

Segment Contribution (loss):

	Years ended September 30,
	2003	2002	2001
North America	$(4,124)	$(80)	$(7,602)
United Kingdom	13,444	3,693	(5,673)
China Manufacturing and Distribution	307	2,066	2,123

Subtotal for segments	9,627	5,679	(11,152)
Executive settlements	—	—	(2,586)
Parent/administrative expenses	(2,225)	(4,383)	(4,992)

Income (loss) before income taxes	$7,402	$1,296	$(18,730)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest (Income) Expense (1):

	Years ended September 30,
	2003	2002	2001
North America	$334	$592	$570
United Kingdom	2,597	4,334	5,317
China Manufacturing and Distribution	3	2	(23)

Subtotal for segments	2,934	4,928	5,864
Parent/administrative expenses	730	1,930	1,305

Total interest expense	$3,664	$6,858	$7,169

Total Assets by asset location :

	September 30,
	2003	2002
North America (2)	$30,036	$37,350
United Kingdom	74,585	73,104
China (3)	27,283	30,039
Eliminations	(4,629)	(9,279)

Total assets	$127,275	$131,214

Property and Equipment, net:

	September 30,
	2003	2002
North America (2)	$1,729	$1,755
United Kingdom	2,056	2,275
China (3)	12,880	14,072

Total long-lived assets	$16,665	$18,102

Expenditures for Additions to Property and Equipment

	Years Ended September 30,
	2003	2002	2001
North America	$457	$61	$124
United Kingdom	599	560	482
China (4)	920	560	4,188

Total expenditures	$1,976	$1,181	$4,794

(1)	The interest expense shown for each segment includes interest paid or earned on intersegment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.
(2)	Total assets for North America include parent assets.
(3)	China assets include assets related to both the North America and the China Manufacturing and Distribution segments and are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $1,700 and $2,165 at September 30, 2003 and 2002, respectively.
(4)	Includes expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Severance and Office Closing Costs

In 2003 and 2002, the Company terminated 55 and 49 employees, respectively, primarily in the United States, Hong Kong and China, incurring severance costs of $474,000 and $624,000, respectively.

In September 2000, the Company’s North America (Catalina Industries) business segment finalized plans to consolidate the functions of its Boston office into the Miami headquarters. A $500,000 charge comprised of employee severance costs ($422,000), property write-downs ($56,000) and lease termination costs ($22,000) was recorded in September 2000 for the Boston office closure.

The closing of the Boston office resulted in the termination of two vice presidents and eight customer support and administrative personnel. The non-cash property write-down consisted of the net book value of leasehold improvements and the office furniture and other equipment not suitable for use by the Miami headquarters or the Company’s Canadian operations. The charge for lease termination costs represented the remaining aggregate contractual lease obligation for the Boston office subsequent to the date of its closure, net of projected sublease income. Catalina Industries continued to incur and expense normal payroll, depreciation, lease and other operating costs for its Boston office through March 31, 2001, amounting to $429,000, until the office was closed in December 2000 and certain remaining employees ceased working for the Company in March 2001. Operating costs for the Boston office were approximately $429,000 for the year ended September 30, 2001. In 2001 Catalina Industries increased its provision for lease termination costs by $314,000 due to a continuing inability to sublease the Boston office space. The Company also terminated 75 employees in 2001 in the United States, the United Kingdom, and China, incurring severance costs of $840,000.

20.    Derivative Instruments and Hedging Activities

The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has subsidiaries in Canada and Mexico and sells its products in these foreign countries. Of the Company’s revenues for the years ended September 30, 2003, 2002 and 2001, 83%, 72% and 66%, respectively, were generated from international customers. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company’s foreign currency risk management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair-Value Hedges

During the years ended September 30, 2003, 2002 and 2001, one of the Company’s U.K. subsidiaries entered into forward exchange contracts to hedge the foreign currency exposure of its firm commitments to purchase certain inventories from China and Europe in currencies other than the Great British pound. In addition, during 2002, Ring began purchasing forward foreign currency contracts for 50% of its expected inventory purchases denominated in U.S. dollars going forward three to six months. The forward contracts used in this program mature in six months or less, consistent with the expected purchase commitments.

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

21.    Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, the Company maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. Based on experience, the Company has accrued $529,000 for this contingency as of September 30, 2003. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. All other material terms of the policy remain unchanged.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable and accounts payable:

The carrying amount approximates fair value due to the short maturity of those instruments.

Revolving credit facilities, term loans, subordinated notes and other long-term debt:

The fair value of the Company’s revolving credit facilities, term loans, subordinated notes and other long-term debt is estimated based on the current rates offered to the Company for borrowings with similar terms and maturities.

Estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,899	$2,899	$2,657	$2,657

Accounts receivable, net	$29,273	$29,273	$33,814	$33,814

Revolving credit facilities	$11,747	$11,747	$12,792	$12,792

Term loans	$12,284	$12,284	$20,728	$20,728

Accounts payable	$27,416	$27,416	$29,498	$29,498

Subordinated notes	$3,038	$3,135	$2,804	$3,004

Other long-term debt	$719	$745	$1,061	$1,107

Derivatives	$11,012	$11,012	$10,592	$10,592

23.    Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
	(In thousands except per share data)
Fiscal 2003
Net Sales	$56,170	$49,942	$48,398	$47,507
Gross Profit (6)	$11,897	$10,879	$10,233	$8,616
Net Income (7)	$2,147	$1,340	$1,259	$244
Earnings Per Share:
Basic	$0.39	$0.24	$0.23	$0.04
Diluted	$0.37	$0.23	$0.22	$0.04

	1st Quarter	2nd Quarter(2),(4)	3rd Quarter(3)	4th Quarter(4)
Fiscal 2002
Net Sales	$56,154	$53,958	$53,351	$56,803
Gross Profit (6)	$10,074	$11,931	$10,491	$11,276
Net Income (Loss)	$(196)	$336	$(409)	$1,128
Earnings (Loss) Per Share:
Basic (5)	$(0.06)	$0.08	$(0.12)	$0.20
Diluted (5)	$(0.06)	$0.07	$(0.12)	$0.20

(1)	Includes a $766,000 provision for impairment on land use rights.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes a $1.1 million loss on sale of the Mississippi warehouse and equipment as well as $216,000 of income related to the settlement of an insurance claim.
(3)	Includes a charge of $959,000 related to a litigation settlement.
(4)	Includes an adjustment to the weighted average shares used for calculating basic EPS to include fully vested outstanding warrants exercisable for little or no consideration.
(5)	The sum of the quarters differ from the total for the year ended September 30, 2002 due to the exclusion of antidilutive stock options and warrants in the earnings per share calculation in periods with losses.
(6)	Includes a reclassification of foreign currency adjustments from cost of sales to other income (expense).
(7)	Effective October 1, 2002, the Company adopted SFAS 142. Accordingly, quarterly goodwill amortization expense of approximately $400,000 was no longer recorded.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION

The Company’s credit facilities place restrictions on the amount of assets that may be transferred by Ring, Go-Gro and Catalina Canada to the parent company or other subsidiaries. These restricted net assets totaled $14.0 million, $3.2 million and $33.0 million for the Go-Gro, Catalina Canada and Ring subsidiaries, respectively, at September 30, 2003. The financial information for the Company has been adjusted in this schedule to report Ring, Go-Gro and Catalina Canada on the equity basis of accounting. No cash dividends were paid by these subsidiaries to the parent company, Catalina Lighting, Inc., during the three years ended September 30, 2003.

BALANCE SHEETS

	September 30,
	2003	2002
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$222	$602
Accounts receivable, net of allowance for doubtful accounts of $194,000 at September 30, 2003 and 2002	2,542	5,625
Inventories	3,929	5,813
Income taxes receivable	45	155
Other current assets	1,850	2,946

Total current assets	8,588	15,141
Property and equipment, net	1,578	1,680
Investment in and net amounts due to or from Go-Gro	16,607	17,206
Investment in and net amounts due to or from Catalina Canada	3,747	1,820
Investment in and net amounts due to or from Ring	32,783	29,145
Goodwill	4,353	4,353
Other assets	7,351	4,520

	$75,007	$73,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Term loans	$—	$1,500
Accounts payable	1,238	760
Current maturities of other long-term debt	676	158
Other current liabilities	2,339	3,114

Total current liabilities	4,253	5,532
Revolving credit facilities	11,200	10,975
Term loans	8,721	8,722
Subordinated notes, net of discount	3,038	2,804
Other long-term debt	—	676
Other liabilities	—	628

Total liabilities	27,212	29,337

Stockholders’ equity
Common Stock	44	44
Additional paid-in capital	38,604	38,119
Retained earnings	12,613	7,623
Deferred compensation	(262)	—
Accumulated other comprehensive income (loss)	(743)	1,203
Treasury stock	(2,461)	(2,461)

Total stockholders’ equity	47,795	44,528

	$75,007	$73,865

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Net sales	$36,454	$64,848	$82,106
Cost of sales	34,908	52,016	75,813

Gross profit	1,546	12,832	6,293
Selling, general and administrative expenses	10,504	12,084	17,941
Litigation settlement	—	959	—
Severance and office closing costs	236	302	469
Executive settlements	—	—	2,586

Operating income (loss)	(9,194)	(513)	(14,703)

Other income (expenses)
Interest expense	(2,230)	(4,617)	(4,140)
Gain (loss) on disposal of property and equipment, net	39	(1,098)	—
Equity in income (loss) of Go-Gro	580	(940)	2,400
Equity in income of Catalina Canada	905	27	57
Equity in income (loss) of Ring	10,447	4,030	(2,809)
Interest income (expense) on advances to (from) subsidiaries	(19)	(31)	(225)
Reimbursement of administrative costs by Catalina Canada, Ring and Go-Gro	1,877	1,725	794
Other income (expenses)	(103)	215	27

Total other income (expenses)	11,496	(689)	(3,896)

Income (loss) before income taxes	2,302	(1,202)	(18,599)
Income tax (provision) benefit	2,688	2,061	252

Net income (loss)	$4,990	$859	$(18,347)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,990	$859	$(18,347)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss (income) of Go-Gro, Catalina Canada and Ring	(11,932)	(3,117)	352
Depreciation and amortization	1,441	2,617	2,347
Deferred income tax (benefit) provision	(2,675)	(2,017)	(274)
(Gain) loss on disposition of property and equipment	(39)	1,098	—
Stock options issued for executive settlements	—	—	1,020
Non-cash compensation expense	189	—	—
Warrants issued for interest on subordinated notes	—	183	49
Interest on subordinated notes added to principal	—	692	199
Change in assets and liabilities:
Decrease (increase) in accounts receivable	3,083	(1,336)	7,668
Decrease (increase) in inventories	1,884	2,784	6,495
Decrease (increase) in income taxes receivable	110	128	123
Decrease (increase) in other current assets	22	201	336
Decrease (increase) in restricted cash equivalents and short term investments	—	—	350
Decrease (increase) in other assets	74	1,659	(1,443)
Increase (decrease) in accounts payable and other liabilities	(926)	(1,476)	1,124

Total adjustments	(8,769)	1,416	18,346

Net cash provided by (used in) operating activities	(3,779)	2,275	(1)

Cash flows from investing activities:
Capital expenditures	(285)	(30)	(111)
Proceeds from sale of property	65	7,870	—
Payment for acquisition of Ring, net of cash acquired	—	—	(119)
Decrease (increase) in investment in and net amounts due to or from Go-Gro, Catalina Canada and Ring	5,018	1,639	(3,742)
Decrease in restricted cash equivalents and short-term investments	—	895	878

Net cash provided by (used in) investing activities	4,798	10,374	(3,094)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Cash flows from financing activities:
Payments on term loans	(1,500)	(2,100)	(4,074)
Net (payments) borrowings under revolving credit facilities	225	(3,825)	358
Proceeds from issuance of subordinated notes	—	—	4,375
Sinking fund redemption payments on bonds	—	(515)	(880)
Financing cost	—	(300)	—
Payments on other long-term debt	(158)	(338)	(425)
Payments on bonds payable	—	(5,100)	(900)
Proceeds from issuance of warrants	—	—	2,265
Payments for redemption of stock rights	—	—	(8)
Proceeds from issuance of common stock and related income tax benefit	34	5	2,264

Net cash provided by (used in) financing activities	(1,399)	(12,173)	2,975

Net increase (decrease) in cash and cash equivalents	(380)	476	(120)
Cash and cash equivalents at beginning of year	602	126	246

Cash and cash equivalents at end of year	$222	$602	$126

SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended September 30,
	2003	2002	2001
	(in thousands)
Cash paid (refunded) for:
Interest	$1,539	$2,444	$3,357

Income taxes	$(127)	$(178)	$(177)

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. The Company amended the terms of the stock options previously granted and as a result will incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis. Compensation expense for the year ended September 30, 2003 amounted to $124,000.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the year ended September 30, 2003 amounted to $25,000.

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the year ended September 30, 2003.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF CASH FLOWS—(Continued)

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

During the year ended September 30, 2001, the Company issued 6,087 shares of common stock to its outside directors as compensation for their services. The aggregate market value of the stock issued was $23,000.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of year	Additions	Deductions	Balance at end of year
		Charged to costs and expenses
Allowance for doubtful accounts—deducted from accounts receivable in the balance sheet:
Year ended September 30, 2003	$446	$558	$(124)	$880

Year ended September 30, 2002	$1,423	$226	$(1,203)	$446

Year ended September 30, 2001	$791	$1,105	$(473)	$1,423

Inventory allowances—deducted from inventory in the balance sheet:
Year ended September 30, 2003	$5,163	$3,048	$(4,664)	$3,547

Year ended September 30, 2002	$6,848	$1,856	$(3,541)	$5,163

Year ended September 30, 2001	$2,025	$5,588	$(765)	$6,848

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 1, 2002, the Board of Directors approved the engagement of Grant Thornton LLP (“Grant Thornton”) as our independent auditors for the fiscal year ended September 30, 2002, to replace the firm of Deloitte & Touche LLP (“Deloitte”), who were dismissed, by action of our Board of Directors, as our auditors, effective April 29, 2002.

The report of Deloitte on our consolidated financial statements for the fiscal year ended September 30, 2001, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our consolidated financial statements for the fiscal years ended September 30, 2001 and 2000, and in the subsequent unaudited interim period from October 1, 2001 through April 29, 2002, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in their reports. In addition, during the two most recent fiscal years and through April 29, 2002, there have been no reportable events, as described in paragraph (a)(1)(v) of Regulation S-K.

During the fiscal years ended September 30, 2001 and 2000 and during subsequent interim period prior to engaging Grant Thornton, neither we nor any person on our behalf consulted with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. In addition, we did not consult Grant Thornton as to any matter that was either the subject of a disagreement, as defined in Instruction 4 of Item 304 of Regulation S-K, or a reportable event, as described in paragraph (a)(1)(v) of Regulation S-K, during the two most recent fiscal years and through April 29, 2002.

As required by the rules of the Securities and Exchange Commission, we filed a current report on Form 8-K on May 2, 2002, to report the change in our accountants. We also provided Deloitte a copy of our disclosure describing the change of accountants in the current report on Form 8-K. As also required by the rules of the Securities and Exchange Commission, we requested Deloitte to furnish to us a letter addressed to the Securities and Exchange Commission indicating whether or not it agreed with the statements made by us in the Form 8-K in response to Item 304 of Regulation S-K. Deloitte provided such a letter and in the letter indicated that it agreed with our statements concerning Deloitte in the Form 10-K. The letter was filed as an exhibit to the Form 8-K.

There were no disagreements with Grant Thornton related to the audits for the years ended September 30, 2003 and 2002.

Item 9A.    Controls and Procedures.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2004 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2003, or set forth herein in Item 1, “Business-Executive Officers”. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2004 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2003. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2004 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2003. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2004 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2003. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2004 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2003. Alternatively, such information will be included in an amendment to this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Documents Filed as Part of this Report.    The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

Reports of Independent Certified Public Accountants

Consolidated Balance Sheets as of September 30, 2003 and 2002

Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001

Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2003, 2003 and 2001

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.    The following financial statement schedules are included in this Report:

Schedule I—Condensed Financial Information

Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2003, 2002 and 2001

3.  Exhibits.    The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit Number	Description
3.1	Registrant’s Second Amended and Restated Articles of Incorporation, as amended.(1)

3.2	Registrant’s Amended and Restated By-Laws.(1)

10.1(a)

Third Amended and Restated Revolving Credit and Term Loan Agreement dated July 23, 2001 among the registrant, Catalina International Limited, Ring Limited, SunTrust Bank, and certain other lenders named therein.(1)

10.1(b)

First Amendment to Third Amended and Restated Revolving and Term Loan Credit Agreement dated as of November 27, 2001, by and between the registrant, Catalina International Limited, Ring Limited, SunTrust Bank and certain other lenders named therein.(2)

10.2	Financing Agreement dated July 29, 2003 between Catalina Asia Ltd. and Standard Chartered Bank.

10.3	Loan Agreement, dated as of December 3, 2001, by and between Congress Financial Corporation (Canada) and Catalina Lighting Canada (1992), Inc. / Lumieres Catalina Canada, (1992) Inc.(2)

10.4	Multi-Tenant Commercial Lease dated as of March 12, 1998 between TAG Quattro Inc. and Catalina Lighting Canada Ltd.(3)

10.4(a)	Sublease Agreement dated as of March 31, 2003, between Smith and Nephew Inc. and Catalina Lighting Canada (1992), Inc.(17)

10.4(b)	Landlord’s consent to Sublease dated March 31, 2003, between Smith & Newphew Inc., Tag Quattro Inc. and Catalina Lighting Canada (1992), Inc.(17)

10.5	Renewal Mortgage Note by the registrant in favor of Sun Trust Bank, Central Florida, National Association, dated October 5, 1998(4)

10.6	Exclusive Supply Agreement dated August 2, 2002 between the registrant and Shunde Decro No.1 Lamps Factory Company Limited.(15)

Exhibit Number	Description

10.7	Amended and Restated Stock Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001.(5)

10.8	Amended and Restated Note Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001.(5)

10.9	Warrant to Purchase Shares of Common Stock by the registrant in favor of Sun Catalina Holdings, LLC, dated July 23, 2001.(5)

10.10	Voting Agreement and Irrevocable Proxy, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, the registrant, and certain shareholders and option holders of the registrant.(5)

10.11	Shareholders Agreement, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and the registrant.(5)

10.12(a)	Registration Rights Agreement, dated as of July 23, 2001, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and SunTrust Bank.(5)

10.12(b)	Amendment No. 1 to Registration Rights Agreement, dated as of June 14, 2002, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc. and SunTrust Bank.(6)

10.13*	Employment Agreement dated as of July 23, 2001 by and between the registrant and David Sasnett.(1)

10.14*	Management Services Agreement dated as of July 23, 2001 by and between the registrant and Sun Capital Partners Management, LLC.(1)

10.15*	Separation Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz.(1)

10.16*	Separation Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport.(1)

10.17*	Termination Agreement and Release dated July 23, 2001 between the registrant and Robert Hersh.(1)

10.18*	Termination Agreement and Release dated July 23, 2001 between the registrant and Nathan Katz.(1)

10.19*	Termination Agreement and Release dated July 23, 2001 between the registrant and Dean Rappaport.(1)

10.20*	Termination Agreement and Release dated July 23, 2001 between the registrant and David Sasnett.(1)

10.22

Recommended Cash Offers, dated June 1, 2000, by NM Rothschild & Sons Limited on behalf of Catalina International PLC to acquire the whole of the ordinary and convertible preference share capital of Ring PLC.(10)

10.23(a)*	Consulting and Non-Competition Agreement effective as of December 24, 1999 between the registrant and William D. Stewart.(11)

10.23(b)*	Amendment No. 1 to Consulting and Non-Competition Agreement by and between the registrant and William D. Stewart, effective as of January 1, 2002.(12)

10.24

Land Use Agreement, dated April 11, 1995, between Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (formerly known as Shenzhen Jiadianbao Electrical Products Co., Ltd.) and the Bureau of National Land Planning Bao-An Branch of Shenzhen City.(13)

10.25	Registrant’s Stock Incentive Plan.(1)

10.26	Registrant’s Management Settlement Stock Option Plan.(1)

10.27	Warrant to Purchase Shares of Common Stock by the registrant in favor of Robert H. Patterson, dated January 24, 2002. (12)

Exhibit Number	Description

10.28	Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and Sun Catalina Holdings, LLC.(6)

10.29	Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and SunTrust Banks, Inc.(6)

10.30	Agreement of Purchase and Sale, dated as of April 22, 2002, by and between Catalina Industries, Inc. and Hancock Fabrics, Inc.(15)

10.31*	Consulting Agreement dated as of December 1, 2002 by and between the Company and Eric Bescoby.(16)

14	Code of Ethics

16.1	Letter dated May 1, 2002 from Deloitte & Touche LLP regarding change in independent public accountant.(14)

21	Subsidiaries of the Registrant.

23(a)	Independent Auditors’ Consent (Grant Thornton LLP).

23(b)	Independent Auditors’ Consent (Deloitte & Touche LLP).

31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Indicates management contract or compensatory plan or arrangements.
(1)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2001.
(2)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, as filed with the SEC on February 14, 2002.
(3)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.
(4)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, as filed with the SEC on February 16, 1999.
(5)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(6)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on June 19, 2002.
(7)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the SEC on May 14, 1996.
(8)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the SEC on May 13, 1999.
(9)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 14, 2001.
(10)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on July 20, 2000.
(11)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 1999, as filed with the SEC on December 29, 1999.

(12)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 7, 2002.
(13)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(14)	Incorporated by reference to exhibit filed with the registrant’s Report on Form 8-K, as filed with the SEC on May 2, 2002.
(15)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 as filed with the SEC on December 23, 2002.
(16)	Incorporated by reference to exhibit filed with the registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2002 as filed with the SEC on February 14, 2003.
(17)	Incorporated by reference to exhibit filed with the registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 6, 2003.

(b)  Reports on Form 8-K:

On August 5, 2003, we furnished a report on Form 8-K to report the announcement of our financial results for the quarter ended June 30, 2003.

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
Robert Varakian
President and Chief Executive Officer

December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ ROBERT VARAKIAN Robert Varakian	President and Chief Executive Officer (Principal Executive Officer) and Director	December 23, 2003

By: /s/ STEPHEN G. MARBLE Stephen G. Marble	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2003

By: /s/ KEVIN CALHOUN Kevin Calhoun	Director	December 23, 2003

By: /s/ C. DERYL COUCH C. Deryl Couch	Director	December 23, 2003

By: /s/ MICHAEL KALB Michael Kalb	Director	December 23, 2003

By: /s/ C. DARYL HOLLIS C. Daryl Hollis	Director	December 23, 2003

By: /s/ RODGER R. KROUSE Rodger R. Krouse	Director	December 23, 2003

By: /s/ MARC J. LEDER Marc J. Leder	Director	December 23, 2003

By: /s/ GEORGE REA George Rea	Director	December 23, 2003

By: /s/ PATRICK SULLIVAN Patrick Sullivan	Director	December 23, 2003

By: /s/ CLARENCE E. TERRY Clarence E. Terry	Director	December 23, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.2	Financing Agreement dated July 29, 2003 between Catalina Asia Ltd. And Standard Chartered Bank.

14	Code of Ethics

21	Subsidiaries of the Registrant.

23(a)	Independent Auditors’ Consent (Grant Thornton LLP).

23(b)	Independent Auditors’ Consent (Deloitte & Touche LLP).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.