Form 10-Q
period 2003-12-31
CATALINA LIGHTING INC
filed 2004-02-17
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on February 2, 2004 was 4,305,273.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$7,392	$2,899
Restricted cash equivalents and short-term investments	3,089	—
Accounts receivable, net of allowance for doubtful accounts of $964 and $880, respectively	34,332	29,273
Inventories	34,332	34,392
Other current assets	4,150	5,032

Total current assets	83,295	71,596

Property and equipment, net	16,577	16,665
Goodwill	28,282	28,282
Other assets, net	13,055	10,732

Total assets	$141,209	$127,275

(Continues on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share data)

	December 31, 2003	September 30, 2003
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,563	$27,416
Revolving credit facilities	3,069	—
Term loans	5,079	—
Current maturities of other long-term debt	675	702
Other current liabilities	15,215	14,648

Total current liabilities	49,601	42,766

Revolving credit facilities	26,505	11,747
Term loans	476	12,284
Subordinated notes	3,096	3,038
Accrued pension and other liabilities	9,052	8,434

Total liabilities	88,730	78,269

Minority interest	1,301	1,211
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued 4,433,460 shares and 4,420,760 shares, respectively; outstanding 4,305,073 shares and 4,292,373 shares, respectively	44	44
Additional paid-in capital	38,680	38,604
Retained earnings	14,548	12,613
Deferred compensation	(83)	(262)
Accumulated other comprehensive income (loss)	450	(743)
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	51,178	47,795

Total liabilities and stockholder’s equity	$141,209	$127,275

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
Net sales	$56,227	$56,170

Cost of sales	43,918	44,459

Gross profit	12,309	11,711

Selling, general and administrative expenses	8,504	7,267

Operating income	3,805	4,444

Other expenses:
Interest expense	(759)	(1,033)
Net foreign currency loss	(59)	(132)
Other income (expenses)	(10)	25

Total other expenses	(828)	(1,140)

Income before income taxes	2,977	3,304

Income tax provision	1,042	1,157

Net income	$1,935	$2,147

Weighted average number of shares outstanding
Basic	5,571	5,555
Diluted	5,905	5,809

Earnings per share
Basic	$0.35	$0.39
Diluted	$0.33	$0.37

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,935	$2,147
Adjustments for non-cash items:
Exchange loss	73	288
Amortization to interest expense	308	330
Depreciation and other amortization	669	842
Deferred income tax	(718)	(579)
Gain on disposition of property and equipment	(40)	(45)
Non-cash compensation	178	56
Change in assets and liabilities	(3,697)	101

Net cash (used in) provided by operating activities	(1,292)	3,140

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(412)	(366)
Proceeds from sale of property and equipment	97	108

Net cash used in investing activities	(315)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(34)	(144)
Net (payments) borrowings on revolving credit facilities	17,661	(2,553)
Net payments on term loans	(8,588)	(802)
Changes in restricted cash	(3,089)
Proceeds from issuance of common stock	76	—

Net cash (used in) provided by financing activities	6,026	(3,499)

Effect of exchange rate changes on cash	74	(298)

Net increase (decrease) in cash and cash equivalents	4,493	(915)

Cash and cash equivalents at beginning of period	2,899	2,657

Cash and cash equivalents at end of period	$7,392	$1,742

(Continues on Page 5)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
	2003	2002
	(In thousands)
Cash paid for:
Interest	$498	$728
Income taxes	$1,532	$161

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. Concurrently with entering into this agreement, the Company amended the terms of the stock options previously granted and as a result was to incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight line basis. During the quarter ended December 31, 2003 the Company determined that the consultant had delivered all the anticipated benefit from the agreement. Consequently the remaining deferred compensation was expensed in full. Compensation expense for the three months ended December 31, 2003 and 2002 amounted to $172,000 and $12,000, respectively.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the three months ended December 31, 2003 and 2002 amounted to $7,000 and $3,000, respectively.

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the three months ended December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Catalina Lighting, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist mostly of normal, recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 2003 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Restricted Cash Equivalents and Short-Term Investments

At December 31, 2003, the Company had $3.1 million of restricted cash which collaterized trade letters of credit. At December 31, 2002, there was no restricted cash on hand.

Risks and Concentrations

One customer (included in the North America segment) accounted for 0.8% and 11.1%, respectively, of the Company’s consolidated net sales for the three months ended December 31, 2003, and 2002, respectively. Two other customers (primarily included in the United Kingdom segment) accounted for 16.3% and 11.8%, respectively, of the Company’s consolidated net sales during the three months ended December 31, 2003 and 17.5% and 9.1%, respectively, during the three months ended December 31, 2002.

Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are translated into U.S. dollars as follows: for subsidiaries where the functional currency is the U.S. dollar, monetary balance sheet accounts are translated at the exchange rate in effect at the end of the quarter and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the quarter. Adjustments resulting from the translation of these accounts are included in other income (expense). For subsidiaries where the functional currency is other than the U.S. dollar, balance sheet accounts are translated at the exchange rate in effect at the end of the quarter. Income and expense accounts are translated at the average exchange rates in effect during the quarter. Resulting translation adjustments are reflected as a separate component of stockholders’ equity (“accumulated other comprehensive income (loss)”). Foreign currency transaction gains and losses are included in operations.

Stock Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation for stock options granted is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2003 and 2002, respectively: no dividend yield; expected volatility of 87% and 88%; risk-free interest rate of 3.1% and 3.0%; and an expected five-year term for options granted. The weighted average fair value at date of grant of options granted during 2003 and 2002 was $8.38 and $6.01 per option, respectively. Had the compensation cost been determined based on the fair value at the grant, the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income - as reported	$1,935	$2,147
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	5	1
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(84)	(76)

Net income - proforma	$1,856	$2,072

Basic earnings per share - as reported	$0.35	$0.39
Basic earnings per share - proforma	$0.33	$0.37

Diluted earnings per share - as reported	$0.33	$0.37
Diluted earnings per share - proforma	$0.31	$0.36

Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended December 31,
	2003	2002
	(In thousands)
Net income	$1,935	$2,147
Foreign currency translation gain	1,193	223

Total comprehensive income	$3,128	$2,370

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FIN 45, a guarantor is required to:

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

The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement 132(R)”). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and includes several additional disclosures. Statement 132(R) is effective for financial statements for fiscal year ending after December 15, 2003.

Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Inventories

Inventories consisted of the following:

	December 31, 2003	September 30, 2003
	(In thousands)
Raw materials	$2,931	$2,142
Work-in-progress	686	377
Finished goods	30,715	31,873

Total inventories	$34,332	$34,392

3. Revolving Credit Facilities

The Company’s Canadian subsidiary has a separate revolving credit facility which matures in December 2004 and accordingly all amounts due have been classified as current liabilities at December 31, 2003.

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its existing indebtedness under its $75 million credit facility. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($544,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($39.3 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases which are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at the LIBOR rate plus a margin of 2.25%. Borrowings under the $5.0 million term loan bear interest at 9%, payable monthly. Under the facility the Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility agreement, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company owes a $450,000 investment banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing. This fee will be paid in equal installments on April 1, 2004 and June 1, 2004, subject to certain minimum levels of availability as set forth in the credit facility. Total fees incurred in connection with the refinancing were approximately $1.8 million and are being amortized on a straight line basis over the term of the facility.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Segment Information

Information on operating segments and a reconciliation to income before income taxes for the three months ended December 31, 2003 and 2002 are as follows (in thousands):

Net Sales by Business Segment:

	Three Months Ended December 31,
	2003			2002
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$12,909	$—	$12,909	$17,980	$—	$17,980
United Kingdom	39,664	—	39,664	33,858	—	33,858
China Manufacturing and Distribution	3,654	3,450	7,104	4,332	3,356	7,688
Eliminations		(3,450)	(3,450)		(3,356)	(3,356)

Total	$56,227	—	$56,227	$56,170	—	$56,170

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Net Sales by Location of External Customers:

	Three Months Ended December 31,
	2003	2002
United States	$7,004	$10,864
United Kingdom	38,439	32,936
Canada	5,256	6,110
Other	5,528	6,260

Net sales	$56,227	$56,170

Net Sales by Product Class:

	Three Months Ended December 31,
	2003	2002
Lighting	$40,956	$43,371
Automotive after-market	12,058	9,921
Industrial consumables	3,213	2,878

Net sales	$56,227	$56,170

Segment Contribution (loss):

	Three Months Ended December 31,
	2003	2002
North America	$(1,272)	$(719)
United Kingdom	5,549	4,031
China Manufacturing and Distribution	(202)	740

Subtotal for segments	4,075	4,052
Parent/administrative expenses and other	(1,098)	(748)

Income before income taxes	$2,977	$3,304

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest Expense (1):

	Three Months Ended December 31,
	2003	2002
North America	$50	$121
United Kingdom	468	754
China Manufacturing and Distribution	1	—

Subtotal for segments	519	875
Parent	240	158

Total interest expense	$759	$1,033

Total Assets by asset location :

	December 31, 2003	September 30, 2003
North America (2)	$27,717	$30,036
United Kingdom	111,084	74,585
China (3)	28,470	27,283
Eliminations	(26,062)	(4,629)

Total assets	$141,209	$127,275

Property and Equipment, net:

	December 31, 2003	September 30, 2003
North America (2)	$1,682	$1,729
United Kingdom	2,130	2,056
China (3)	12,765	12,880

Property and equipment, net	$16,577	$16,665

Expenditures for Additions to Property and Equipment:

	Three Months Ended December 31,
	2003	2002
North America	$37	$158
United Kingdom	160	130
China (4)	215	78

Total expenditures	$412	$366

(1)	The interest expense shown for each segment includes interest paid or earned on inter-segment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.

(2)	Total assets for North America include parent assets.

(3)	China assets include assets related to both the North America and the China Manufacturing and Distribution segments that are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $1.8 million and $1.7 million at December 31, 2003 and September 30, 2003, respectively.

(4)	China additions include expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, the Company maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. Effective January 9, 2004, the Company renewed its insurance coverage at the same limits; however, the deductible was established at $100,000 for all incidents. Based on experience, the Company has increased its contingency reserve by $178,000 net of payments to $607,000 as of December 31, 2003. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance. All other material terms of the policy remain unchanged.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Pension Plan

Ring Limited, one of the Company’s United Kingdom subsidiaries (“Ring”), has a defined benefit pension plan which covers approximately 750 members formerly associated with Ring. There are no active members in the defined benefit plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all member’s benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans which are underfunded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined by the protection fund. The full buyout cost is considerably higher than the MFR cost. The Company does not intend to terminate the plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase.

Capital Expenditures

In September 2000, the Company’s Hong Kong subsidiary, Go-Gro Industries, Ltd. (“Go-Gro”), deposited the purchase price of approximately $1.0 million for its joint venture partner’s interest in its Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Sale of Office Building

On December 29, 2003, the Company signed a contract to sell its Miami office building for $2.5 million. The sales agreement is contingent upon the Company signing a 10 year lease with the buyer as well as the buyer obtaining satisfactory financing.

Closing of Mexican Distribution Facility

The Company intends to cease warehousing and distribution activities in Mexico effective March 31, 2004. All employees are required to work through their termination date. The Company recorded an accrual of $204,000 as of December 31, 2003 for employee severance which will be expensed during the quarter ended March 31, 2004. The Company also recorded at December 31, 2003 additional provisions for inventory and accounts receivable reserves of $170,000, which were recorded based upon management’s estimates of future cash collections related to these assets. Future downward changes to estimated amounts to be collected will result in the Company recording additional provisions for inventory and accounts receivable.

6. Stock Options

During the three months ended December 31, 2003, the Company granted to directors options to purchase 50,000 shares of common stock of the Company at a price of $12.49 per share, options to purchase 3,050 shares were cancelled and options to purchase 12,900 shares were exercised. Options outstanding increased from 691,067 at September 30, 2003 to 725,117 at December 31, 2003.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Earnings Per Share

The computations of basic and diluted earnings per common share (EPS) are as follows (in thousands except per share data):

	Three Months Ended December 31,
	2003	2002
Basic EPS
Numerator:
Net income attributable to common stockholders	$1,935	$2,147

Denominator:
Weighted average shares outstanding for the period	4,300	4,286
Effect of warrants	1,271	1,269

Weighted average shares used for basic EPS	5,571	5,555

Basic EPS (loss per share)	$0.35	$0.39

	Three Months Ended December 31,
	2003	2002
Diluted EPS
Numerator:
Net income available to common stockholders	$1,935	$2,147

Denominator:
Weighted average shares outstanding for the period	4,300	4,286
Effect of stock options*	281	206
Effect of warrants	1,324	1,317

Weighted average shares used for diluted EPS	5,905	5,809

Diluted EPS	$0.33	$0.37

*	Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 107,000 (at prices ranging from $13.75 to $26.90) and 175,000 (at prices ranging from $12.19 to $26.90) for 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning the following: our sales to Home Depot in fiscal 2004; our estimates of ocean freight rates; the effects of our refinancing in December 2003 on our weighted average interest rate; our future compliance with the terms and covenants of our asset-based credit facility; the results of our negotiations with a customer to significantly expand retail space; the impact on the operations of the Company’s factory in China if Chinese authorities confiscate adjoining land; the effect of the resolution of any routine litigation on our financial position or results of operations; and our liquidity to meet our needs for fiscal 2004. In some cases, you can identify “forward-looking statements” by words such as “expects”, “anticipates”, “believes”, “plans”, “intends”, “estimates”, and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

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

We believe that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable – Our allowance for doubtful accounts is based on our estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in our opinion, is believed to be set in an amount sufficient to respond to normal business conditions. We set specific reserves for customers whose accounts have aged significantly beyond our historical collection experience. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Reserves on Inventories - Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Reserves are recorded as a component cost of sales. We regularly review our investment in inventories for declines in value. We establish general reserves based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes - Significant judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions, and we are subject to audit in those jurisdictions. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for income taxes. Because of the complex issues involved, any claims can require an extended period to resolve. In our opinion, adequate provisions for income taxes have been made.

Goodwill - In 2003, we began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. We assess fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for 2003 did not identify any instances of impairment. However, changes in expectations as to the fair values of the reporting units might impact subsequent years’ assessments of impairment.

Accrual for Sales Incentives - Our accrual for sales incentives is usually based on certain stated percentages of gross sales and is recognized as a reduction of gross sales at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. We set specific reserves for customers based on contracted amounts and other reserves for the non-contractual amounts. Should we underestimate the reserve for the non-contractual allowances, this reserve may need to be significantly increased, which would have a negative impact upon our operations.

Reserves for Product Liability Claims and Litigation – We are subject to various legal proceedings, product liability claims and other claims in the ordinary course of business. We estimate the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

In the following comparison of the results of operations, the three months ended December 31, 2003 and 2002 are referred to as “Q1 2004” and “Q1 2003”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at December 31, 2003.

Comparison of Q1 2004 and Q1 2003

Consolidated Results

We had operating income of $3.8 million in Q1 2004 compared to operating income of $4.4 million in Q1 2003. The $639,000 decrease in operating income resulted from a $1.2 million increase in selling, general and administrative expenses (“SG&A”) partially offset by a $598,000 increase in gross profit. Net income in Q1 2004 was $1.9 million, or $0.33 per diluted share, compared to $2.1 million, or $0.37 per diluted share, in Q1 2003.

Net sales were $56.2 million for Q1 2004 and Q1 2003. During Q1 2004, lower sales in the North America and China Manufacturing and Distribution segments were offset by increased sales in the United Kingdom. Increased sales in the United Kingdom are attributable in part to an increase in the average value of the Great British Pound (“GBP”) relative to the U.S. dollar from 1.57 during Q1 2003 to 1.70 during Q1 2004, which resulted in higher sales as a result of translation.

Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 27.5%, 45.4%, 21.4% and 5.7% of net sales in Q1 2004 compared to 26.6%, 50.6%, 17.7% and 5.1% in Q1 2003. Sales made from warehouses constituted 76.3% and 66.3% of our consolidated net sales in Q1 2004 and Q1 2003, respectively. In Q1 2004 and Q1 2003, United Kingdom’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $9.2 million (16.3%) and $9.8 million (17.5%), respectively, of our consolidated net sales. In Q1 2004 and Q1 2003, Focus (DIY) Limited another United Kingdom customer accounted for $6.6 million (11.8%) and $5.1 million (9.1%), respectively, of our consolidated net sales. In Q1 2004 and Q1 2003, Home Depot accounted for $0.4 million (.8%) and $6.2 million (11%), respectively, of our consolidated net sales. We have been advised by Home Depot that they have shifted purchases of all core program items to alternate suppliers. We anticipate that our sales to Home Depot for the year ending September 30, 2004 will be significantly less than our sales to Home Depot of $14.1 million for the year ended September 30, 2003.

Gross profit in total dollars increased from $11.7 million in Q1 2003 to $12.3 million in Q1 2004, and gross profit as a percentage of sales increased from 20.8% in Q1 2003 to 21.9% in Q1 2004. The increase in the gross profit as a percentage of sales is primarily attributable to (i) changes in our U.K. segment customer and product mix as we emphasized more profitable product lines and (ii) the strengthening of the GBP relative to the U.S. dollar effectively decreasing cost of products sold.

Our annual ocean freight contract for North America expired on April 30, 2003. Based on the current market environment, we may incur an annualized general rate increase of approximately $327,000. Beginning January 1, 2004, we estimate that the U.K. segment will incur an annualized rate increase of approximately $576,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A for Q1 2004 was $8.5 million, an increase of $1.2 million from the same period in the prior year. Our company-wide efforts to reduce operating and overhead costs resulted in a $239,000 decrease in payroll, benefits and severance, a $142,000 decrease in depreciation due to reduced capital expenditures and a $86,000 decrease in fees and communications costs. These reductions were over shadowed by a $330,000 unusual credit in Q1 2003 for a preferential payment claim, a $209,000 increase in auto and travel expenses to expand our customer base and a $218,000 increase in legal and professional fees. Finally, the weakening dollar relative to the GBP resulted in a $350,000 increase in the SG&A of Ring Limited, one of our United Kingdom Subsidiaries (“Ring”), as a result of translation.

Interest expense was $759,000 in Q1 2004 compared to $1.0 million in Q1 2003. The decreased expense is attributable to lower average outstanding borrowings and a lower weighted average interest rate. Average outstanding borrowings decreased from Q1 2003 primarily as a result of our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased primarily because of lower interest rates on our term and revolving credit facilities. As a result of refinancing our $75 million credit facility in December 2003, we anticipate the weighted average interest rate will increase as a result of: (i) a 0.25% increase in the margin over base rate, (ii) the use of a different and currently higher base rate and (iii) a $5.0 million term loan at a fixed rate of 9%.

The net foreign currency loss of $59,000 for Q1 2004 included foreign currency gains (losses) for our Canadian, Mexican, United Kingdom and China operations of $221,000, ($41,000), $16,000 and ($23,000), respectively. In addition, the net loss also included a $232,000 currency translation loss related to borrowings under the credit facility entered into December 2003 which are denominated in GBP.

The effective income tax rates for Q1 2004 and Q1 2003 were 35%. Through September 30, 2003, we have not provided for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2004, we intend to repatriate a portion of the future earnings of certain foreign subsidiaries to the United States. Our effective income tax rate is dependent on the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 4 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

The North America segment loss increased $553,000 to $1.3 million in Q1 2004 from $719,000 in Q1 2003.

Sales by North America to external customers were $12.9 million in Q1 2004, a decrease of $5.1 million from Q1 2003. The decrease in sales is primarily attributable to the decrease in volume with our previously largest customer, Home Depot, which has not yet been offset by increases in volume in the rest of our customer base. The Company had a net increase in sales of $668,000 excluding the impact of Home Depot in Q1 2004.

In Q1 2004 and Q1 2003, Home Depot accounted for $422,000 (3.3%) and $6.2 million (34.3%), respectively, of our North America net sales. We have been advised by Home Depot that they have shifted purchases of all core program items to alternate suppliers. We believe that sales to Home Depot for the year ending September 30, 2004 will be significantly less than our sales to Home Depot of $14.1 million for the year ended September 30, 2003.

Gross profit for North America was $1.6 million in Q1 2004 compared to $2.3 million in Q1 2003. The $639,000 decrease in gross profit between Q1 2004 and Q1 2003 is primarily attributable to the $5.1 million decrease in net sales which resulted in a $1.2 million decrease in gross profits that were partially offset by a decrease in inventory provisions of $731,000. The Company also incurred costs of $162,000 for additional new product development in Q1 2004 compared to Q1 2003.

In Q1 2004, we recorded estimated inventory provisions of $296,000 compared to $1.0 million in Q1 2003. Inventory provisions are made based upon management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The increased inventory provisions in Q1 2003 reflected our U.S. operating company’s move into a smaller distribution facility and is a result of our plans to market such inventory at prices less than what we previously estimated for slow moving inventory. Gross inventory of finished goods have been reduced from $12.7 million at December 31, 2002 to $7.1 million at December 31, 2003. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation.

SG&A increased from $2.8 million in Q1 2003 to $3.0 million in Q1 2004. The $210,000 increase in SG&A in Q1 2004 was primarily the result of an unusual credit in Q1 2003. In Q1 2003, we reduced our accrual for a preferential payment claim by $330,000, with a corresponding reduction in SG&A as a result of the claim being settled for less than originally estimated. In Q1 2004, the increase in SG&A was partially offset by a reduction in depreciation expense resulting from an increase in fully depreciated assets still in service.

The segment loss for Q1 2004 was reduced by a net foreign currency gain of $161,000 compared to a net foreign currency loss of $114,000 in Q1 2003. The $275,000 change is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar.

We intend to cease warehousing and distribution activities in Mexico effective March 31, 2004. We intend to contact our major Mexican customers during the second quarter of fiscal 2004 and attempt to convert them to direct import customers of our Hong Kong subsidiary, Go Gro Industries, Ltd (“Go Gro”). All employees are required to work through their termination date. As of December 31, 2003 we recorded an accrual of $204,000 for employee severance which will be amortized during the quarter ended March 31, 2004. In Q1 2004, we recorded a provision of $170,000 for unrealizable values of inventory and accounts receivable.

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

United Kingdom

Ring’s segment contribution increased $1.5 million in Q1 2004 from $4.0 million in Q1 2003.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2003. In Q1 2004, the GBP increased in value relative to the U.S. dollar. The average exchange rate for Q1 2004 was 1.7070 U.S. dollar per GBP compared to an average of 1.5714 for Q1 2003.

Net sales in Q1 2004 were $39.7 million compared to $33.9 million in Q1 2003, an increase of 17.1%. $3.1 million of the $5.8 million increase in net sales relates to the change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between Q1 2004 and Q1 2003. In GBP, Ring’s net sales increased by 7.9% as a result of new product offerings, increased business with existing customers in its core markets and the supply of new and existing products to new customers.

Ring’s gross profit for Q1 2004 was $10.0 million compared to $8.0 million in Q1 2003, an increase of $2.0 million, or 25.4%. Gross profit as a percentage of sales increased from 23.5% in Q1 2003 to 25.1% in Q1 2004. The $2.0 million increase in gross profit is attributable to changes in Ring’s customer and product mix (approximately $473,000), the strengthening of the GBP relative to the U.S. dollar which decreased Ring’s cost of products sold (approximately $196,000), increased sales ($821,000) and the favorable impact of the strengthening GBP when translating Ring’s gross profit to U.S. currency ($780,000).

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

SG&A increased from $3.1 million in Q1 2003 to $3.9 million in Q1 2004. The increase is primarily a result of 1) a $188,000 increase in professional fees; 2) a $94,000 unusual credit in Q1 2003 related to a new product implementation; and 3) a $350,000 increase as a result of the strengthening of the GBP when translating Ring’s SG&A to the U.S. dollar.

Interest expense decreased from $754,000 in Q1 2003 to $468,000 in Q1 2004. This decrease was attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $599,000 and $353,000 in acquisition-related interest in Q1 2003 and Q1 2004, respectively. As a result of refinancing our $75 million credit facility in December 2003, we anticipate the weighted average interest rate will increase as a result of: (i) a 0.25% increase in the margin over base rate, (ii) the use of a different and currently higher base rate and (iii) a $5.0 million term loan at a fixed rate of 9%.

China Manufacturing and Distribution

The segment loss of China Manufacturing and Distribution was $202,000 in Q1 2004 compared to segment contribution of $740,000 in Q1 2003.

Sales in Q1 2004 and Q1 2003 were $7.1 million and $7.7 million, respectively. Intercompany sales to Ring were $3.4 million in Q1 2004 and Q1 2003. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $2.8 million, $48,000, and $816,000 in Q1 2004, respectively, and $3.4 million, $.5 million, and $.5 million in Q1 2003, respectively. The decrease in sales to continental Europe were a result of one major customer shifting purchases to alternate suppliers.

Gross profit was $587,000 in Q1 2004 compared to $1.4 million in Q1 2003. Gross profit as a percentage of sales decreased to 8.3% in Q1 2004 compared to 18.5% in Q1 2003. The decrease in gross profit is attributable to competitive pressures in the European market as well as reduced transfer pricing to the Ring business.

SG&A was $841,000 in Q1 2004 compared to $784,000 in Q1 2003, reflecting higher sales related expenses.

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

Cash Flows and Financial Condition

During Q1 2004, we refinanced our primary credit facility and increased our net borrowings by $9.1 million. Additional borrowings of $4.4 million were used to fund operating activities, primarily as a result of a $6.8 million increase in required net operating assets and liabilities. An additional $4.5 million was used to increase cash balances. Availability under our revolving credit facilities decreased from $23.1 million at September 30, 2003 to $8.7 million at December 31, 2003.

Net operating assets and liabilities increased primarily in accounts receivable which increased to $34.3 million at December 31, 2003 from $29.3 million at September 30, 2003 as a result of higher sales in Q1 2004 compared to Q4 2003. A $3.1 million increase in restricted cash used to collateralize letters of credit was partially offset by reductions in accounts payable at December 31, 2003.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $8.8 million and $7.9 million at December 31, 2003 and September 30, 2003, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

On December 23, 2003, we entered into a new asset-based credit facility with a syndicate of lenders to refinance our existing indebtedness under our former $75 million credit facility. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($544,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($39.3 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for our ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases which are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of our common stock. We pay a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at the LIBOR rate plus a margin of 2.25%. Borrowings under the $5.0 million term loan bear interest at 9%, payable monthly. Under the facility we are required to meet quarterly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility agreement, as well as a minimum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company owes a $450,000 investment banking fee to an affiliate of our majority shareholder for services provided in connection with the refinancing. This fee will be paid in equal installments on April 1, 2004 and June 1, 2004, subject to certain minimum levels of availability as set forth in the credit facility.

Ring has an arrangement with a U.K. bank which through December 23, 2003 was secured by a standby letter of credit previously issued under the GBP revolving loan facility of our former $75 million credit facility. Ring’s current arrangement with the U.K. bank is secured in part by cash on deposit. The arrangement provides for day-to-day operational cash management, trade letters of credit, bonds and foreign currency forward contracts and transactions. At December 31, 2003, there was $252,000 of restricted cash on hand in respect of this arrangement. The Company also has $2.8 million of restricted cash collateralizing trade letters of credit outstanding under its former $75 million credit facility.

Catalina Lighting Canada (1992), Inc., our Canadian subsidiary (“Catalina Canada”) has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $5.4 million) in the aggregate. The facility matures in December 2004. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro has a $41.6 million Hong Kong dollars (approximately U.S. $5.4 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by us. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At December 31, 2003, Go-Gro had used $2.2 of this facility for letters of credit and for the invoice discounting of import invoices.

The terms of our credit facilities and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. The facility entered into on December 23, 2003 prohibits loans to Go-Gro by any of our U.S. and U.K. companies other than normal intercompany trade payables. The facility permits loans and dividends between the U.S. and U.K. entities, subject to certain limits. Our Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to us or our U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the United States at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limits payments to our other companies other than trade payments in the ordinary course of business.

We utilize the revolving portions of our new credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of February 2, 2004, we had $8.3 million available under the new credit facility to support U.S. and U.K. operations.

As of December 31, 2003, we were in compliance with the terms and covenants of our asset-based credit facility entered into on December 23, 2003. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of the asset-based credit facility entered into on December 23, 2003 and that we will have adequate available borrowings and other sources of liquidity for the 2004 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results.

Subordinated Notes

On July 23, 2001 we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”) an affiliate of Sun Capital Partners, Inc. and other parties. We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to December 31, 2003 was paid in cash and no additional warrants were issued.

On June 14, 2002, we entered into a transaction with Sun Catalina and SunTrust Banks, Inc. (“SunTrust”) whereby we issued and sold 924,572 and 184,843 shares of common stock to Sun Catalina and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As payment for their shares, Sun Catalina and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and we were released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction, a special committee of independent members of our Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in March 2004. The loan bears interest at 8% and is secured by a mortgage on the land and building. The unpaid balance of this loan was $655,000 at December 31, 2003.

Immediately prior to the closing of the Sun Transaction, we had existing employment agreements with our then chief executive officer, two executive vice presidents and our then chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis in the aggregate amount of $16,667 from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At December 31, 2003, the remaining amounts due from these individuals totaled $44,000.

Capital Expenditures

In September 2000, Go-Gro deposited the purchase price of approximately $1.0 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1.0 million per occurrence, $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Effective January 9, 2004, the Company renewed its insurance coverage at the same limits; however the deductible was established at $100,000 for all incidents. Based on experience, we have accrued $607,000 for this contingency as of December 31, 2003. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

Other Matters

Our ability to import products from China at current tariff levels could be materially and adversely affected if the normal trade relations (“NTR”) status the U.S. government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization (the “WTO”), could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change.

Ring has a defined benefit pension plan which covered approximately 750 members formerly associated with Ring. There are no active members in the defined benefit plan. The defined benefit plan is administered externally and the assets are held separately by professional investment managers. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans which are underfunded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined by the protection fund. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the plan in the foreseeable future. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase. The weighted average assumptions used in the actuarial computations related to the defined benefit pension plan are consistent and reasonable.

As of December 31, 2003, Ring Limited had outstanding 9.5 million convertible preference shares of which 2.5 million shares were held by third parties and the remaining 7 million shares were owned by the Company. The holders of the convertible preference shares were entitled to receive in priority to the equity shareholders a fixed cumulative dividend of 19.2% per annum until January 1, 2004. The shares are convertible into fully paid ordinary shares of Ring Limited on the basis of two ordinary shares of Ring Limited for every five preference shares. Convertible preference shares representing a minority interest of approximately $1,101,000 converted automatically into fully paid ordinary shares on January 1, 2004. The remaining minority interest of approximately $200,000 is not convertible into ordinary shares.

On December 29, 2003, the Company signed a contract to sell its Miami office building for $2.5 million. The sales agreement is contingent upon the Company signing a 10 year lease with the buyer as well as the buyer obtaining satisfactory financing.

Impact of New Accounting Pronouncements

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

The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement 132(R)”). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and includes several additional disclosures. Statement 132(R) is effective for financial statements for fiscal year ending after December 15, 2003

Impact of Inflation and Economic Conditions

The Company has periodically experienced price increases in the costs of raw materials and finished goods from suppliers which reduced the Company’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials and finished goods prices could have an adverse impact on our net sales and income from continuing operations. We have experienced increased prices for raw steel which will result in increased steel costs in fiscal 2004 of approximately $300,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the three months ended December 31, 2003 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC on December 24, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant in legal proceedings arising in the ordinary course of our business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position or annual results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

10.1	Loan and Security Agreement dated as of December 23, 2003, by and among Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Catalina International Limited, Arctic Products Limited, and Van-Line Limited, as Borrowers; Catalina Lighting, Inc., Meridian Lamps, Inc., British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, and Ring Limited, as Guarantors; Congress Financial Corporation (Florida), as Agent; and the Lenders named therein, as Lenders.

10.2	Financing Agreement dated December 2, 2003 between Catalina Asia Ltd. And Standard Chartered Bank.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K.

On November 20, 2003, we furnished a report on Form 8-K to report the announcement of our financial results for the quarter and year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ Robert Varakian
Robert Varakian
President and Chief Executive Officer

/s/ Stephen G. Marble
Stephen G. Marble
Acting Chief Financial Office
(principal financial officer)

Date: February 13, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan and Security Agreement dated as of December 23, 2003, by and among Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Catalina International Limited, Arctic Products Limited, and Van-Line Limited, as Borrowers; Catalina Lighting, Inc., Meridian Lamps, Inc., British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, and Ring Limited, as Guarantors; Congress Financial Corporation (Florida), as Agent; and the Lenders named therein, as Lenders.

10.2	Financing Agreement dated December 2, 2003 between Catalina Asia Ltd. And Standard Chartered Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.