Form 10-Q
period 2004-03-31
CATALINA LIGHTING INC
filed 2004-05-17
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on May 3, 2004 was 4,316,059.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,563	$2,899
Restricted cash equivalents and short-term investments	1,332	—
Accounts receivable, net of allowance for doubtful accounts of $918 and $880, respectively	31,427	29,273
Inventories	35,531	34,392
Other current assets	5,380	5,032

Total current assets	80,233	71,596
Property and equipment, net	15,631	16,665
Goodwill	28,282	28,282
Other assets, net	15,436	10,732

Total assets	$139,582	$127,275

(Continues on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share data)

	March 31, 2004	September 30, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,250	$27,416
Revolving credit facilities	3,427	—
Term loans	5,085	—
Current maturities of other long-term debt	22	702
Other current liabilities	14,845	14,648

Total current liabilities	51629	42,766

Revolving credit facilities	22,081	11,747
Term loans	474	12,284
Subordinated notes	2,726	3,038
Accrued pension and other liabilities	10,106	8,434

Total liabilities	87,016	78,269

Minority interest	1,015	1,211
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued 4,441,496 shares and 4,420,760 shares, respectively; outstanding 4,313,109 shares and 4,292,373 shares, respectively	44	44
Additional paid-in capital	39,146	38,604
Retained earnings	13,836	12,613
Deferred compensation	(76)	(262)
Accumulated other comprehensive income (loss)	1,062	(743)
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	51,551	47,795

Total liabilities and stockholders’ equity	$139,582	$127,275

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net sales	$51,496	$49,942	$107,723	$106,112

Cost of sales	42,271	39,079	86,189	83,538

Gross profit	9,225	10,863	21,534	22,574

Selling, general and administrative expenses	8,445	7,941	16,949	15,208

Operating income	780	2,922	4,585	7,366

Other expenses:
Interest expense	(1,198)	(1,039)	(1,957)	(2,072)
Net foreign currency (loss) gain	(599)	207	(658)	75
Other expenses	(79)	(29)	(89)	(4)

Total other expenses	(1,876)	(861)	(2,704)	(2,001)

(Loss) income before income taxes	(1,096)	2,061	1,881	5,365

Income tax (benefit) provision	(384)	721	658	1,878

Net (loss) income	$(712)	$1,340	$1,223	$3,487

Weighted average number of
shares outstanding
Basic	5,577	5,555	5,574	5,555
Diluted	5,577	5,787	5,897	5,799
(Loss) earnings per share
Basic	$(0.13)	$0.24	$0.22	$0.63
Diluted	$(0.13)	$0.23	$0.21	$0.60

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,223	$3,487
Adjustments for non-cash items:
Exchange loss (gain)	731	(182)
Amortization to interest expense	846	645
Depreciation and other amortization	1,307	1,665
Deferred income tax benefit	(2,292)	(1,105)
Gain on disposition of property and equipment	(53)	(19)
Non-cash compensation	251	100
Change in assets and liabilities	(888)	(927)

Net cash provided by operating activities	1,125	3,664

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,212)	(678)
Proceeds from sale of property and equipment, net	2,231	217

Net cash provided by (used in) investing activities	1,019	(461)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(1,194)	(244)
Net borrowings (payments) on revolving credit facilities	12,795	(3,850)
Net payments on term loans	(6,985)	(1,597)
Payment of financing fees	(2,298)	—
Changes in restricted cash	(1,103)	—
Proceeds from exercise of stock options	92	—

Net cash provided by (used in) financing activities	1,307	(5,691)

Effect of exchange rate changes on cash	213	193

Net increase (decrease) in cash and cash equivalents	3,664	(2,295)

Cash and cash equivalents at beginning of period	2,899	2,657

Cash and cash equivalents at end of period	$6,563	$362

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
	2004	2003
Cash paid for:
Interest	$1,291	$1,479
Income taxes	$2,507	$730

In March 2004, warrants to purchase 5,486 shares at $0.05 per share were exercised and warrants to purchase 23 shares were canceled in a cashless exercise.

Effective January 1, 2004, the Company amended the terms of stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $64,500 during the three months ended March 31, 2004.

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. Concurrently with entering into this agreement, the Company amended the terms of the stock options previously granted and as a result was to incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight-line basis. During the quarter ended December 31, 2003 the Company determined that the consultant had delivered all the anticipated benefit from the agreement. Consequently the remaining deferred compensation was expensed in full. Compensation expense for the three months ended March 31, 2004 and 2003 amounted to $0 and $36,000, respectively. Compensation expense for the six months ended March 31, 2004 and 2003 amounted to $172,000 and $49,000, respectively.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the three months ended March 31, 2004 and 2003 amounted to $7,000. Compensation expense for the six months ended March 31, 2004 and 2003 amounted to $14,000 and $11,000, respectively.

Effective November 1, 2002, the Company amended the terms of stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the three months ended December 31, 2002.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and six months ended March 31, 2004 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Restricted Cash Equivalents and Short-Term Investments

At March 31, 2004, the Company had $1.3 million of restricted cash which collaterized trade letters of credit. At September 30, 2003, there was no restricted cash on hand.

Risks and Concentrations

The United Kingdom segment has two significant customers, which comprise the following percentages of consolidated net sales, as described below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Customer of both UK and China segments	15.2%	16.2%	15.8%	16.8%
Customer of UK segment	10.1%	7.7%	10.9%	8.5%

	25.3%	23.9%	26.7%	25.3%

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation for stock options granted is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Had the compensation cost been determined based on the fair value at the grant date, the Company’s net (loss) income and basic and diluted (loss) earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net (loss) income—as reported	$(712)	$1,340
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	5	5
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(79)	(82)

Net (loss) income—pro forma	$(786)	$1,263

Basic (loss) earnings per share—as reported	$(0.13)	$0.24
Basic (loss) earnings per share—pro forma	$(0.14)	$0.23

Diluted (loss) earnings per share—as reported	$(0.13)	$0.23
Diluted (loss) earnings per share—pro forma	$(0.14)	$0.22

For purposes of the above pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2003 (there were no grants during the three months ended March 31, 2004): no dividend yield; expected volatility of 87%; risk-free interest rate of 3.0%; and an expected five-year holding period for options granted. The weighted average fair value at date of grant of options granted during 2003 was $6.60 per option.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	Six Months Ended March 31,
	2004	2003
Net income—as reported	$1,223	$3,487
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	10	6
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(163)	(158)

Net income—pro forma	$1,070	$3,335

Basic earnings per share—as reported	$0.22	$0.63
Basic earnings per share—pro forma	$0.19	$0.60
Diluted earnings per share—as reported	$0.21	$0.60
Diluted earnings per share—pro forma	$0.18	$0.58

For purposes of the above pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the six months ended March 31, 2004 and 2003, respectively: no dividend yield; expected volatility of 87% and 88%; risk-free interest rate of 3.1% and 3.0%; and an expected five-year holding period for options granted. The weighted average fair value at date of grant of options granted during 2004 and 2003 was $8.38 and $6.24 per option, respectively.

Comprehensive (Loss) Income (in thousands)

Total comprehensive (loss) income consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net (loss) income	$(712)	$1,340	$1,223	$3,487
Foreign currency translation gain (loss)	613	(211)	1,805	12

Total comprehensive (loss) income	$(99)	$1,129	$3,028	$3,499

Components of Accumulated Other Comprehensive Income (Loss) are:

	March 31, 2004	September 30, 2003
Foreign currency exchange gain	$3,756	$1,951
Pension liability adjustment	(2,694)	(2,694)

Total accumulated other comprehensive income (loss)	$1,062	$(743)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on the Company.

In December 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of SFAS No.132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No.88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During the three months ended March 31, 2004 the Company adopted the provisions of SFAS No. 132R (see Note 5), which did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current year presentation.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Raw materials	$1,106	$2,142
Work-in-progress	510	377
Finished goods	33,915	31,873

Total inventories	$35,531	$34,392

3.	Revolving Credit Facilities

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its indebtedness under its former $75 million credit facility. The new facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($561,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($40.5 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases that are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan, a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus a margin of 2.25%. Borrowings under the $5.0 million term loan bear interest at 9% per annum, payable monthly. The Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company owes a $450,000 investment-banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing. One-half of this fee was paid on April 1, 2004 and the remaining one-half of this fee will be paid on June 1, 2004, subject to certain minimum levels of availability as set forth in the credit facility. Total fees incurred in connection with the refinancing were approximately $2.3 million, of which $1.8 million is being amortized over the term of the facility and $550,000 is being amortized over 12 months starting January 1, 2004.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4.	Segment Information

Information on operating segments and a reconciliation to income before income taxes for the three and six months ended March 31, 2004 and 2003 are as follows (in thousands):

Net Sales by Business Segment:

	Three Months Ended March 31,
	2004			2003
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$11,970	$—	$11,970	$14,864	$—	$14,864
United Kingdom	36,155	—	36,155	31,542	—	31,542
China Manufacturing and Distribution	3,371	2,833	6,204	3,536	1,823	5,359
Eliminations		(2,833)	(2,833)		(1,823)	(1,823)

Total	$51,496	$—	$51,496	$49,942	$—	$49,942

	Six Months Ended March 31,
	2004			2003
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$24,879	$—	$24,879	$32,844	$—	$32,844
United Kingdom	75,819	—	75,819	65,400	—	65,400
China Manufacturing and Distribution	7,025	6,283	13,308	7,868	5,179	13,047
Eliminations	—	(6,283)	(6,283)	—	(5,179)	(5,179)

Total	$107,723	$—	$107,723	$106,112	$—	$106,112

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Segment Contribution (Loss):

	Three Months Ended March 31,
	2004	2003
North America	$(2,022)	$(791)
United Kingdom	2,688	3,155
China Manufacturing and Distribution	(357)	317

Subtotal for segments	309	2,681
Parent/administrative expenses and other	(1,405)	(620)

Income (loss) before income taxes	$(1,096)	$2,061

	Six Months Ended March 31,
	2004	2003
North America	$(3,294)	$(1,510)
United Kingdom	8,237	7,186
China Manufacturing and Distribution	(559)	1,057

Subtotal for segments	4,384	6,733
Parent/administrative expenses and other	(2,503)	(1,368)

Income before income taxes	$1,881	$5,365

Interest Expense (1):

	Three Months Ended March 31,
	2004	2003
North America	$80	$91
United Kingdom	867	765
China Manufacturing and Distribution	6	1

Subtotal for segments	953	857
Parent	245	182

Total interest expense	$1,198	$1,039

	Six Months Ended March 31,
	2004	2003
North America	$130	$212
United Kingdom	1,335	1,519
China Manufacturing and Distribution	7	1

Subtotal for segments	1,472	1,732
Parent	485	340

Total interest expense	$1,957	$2,072

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Total Assets by asset location :

	March 31, 2004	September 30, 2003
North America (2)	$29,369	$30,036
United Kingdom	107,389	74,585
China (3)	27,592	27,283
Eliminations	(24,768)	(4,629)

Total assets	$139,582	$127,275

Property and Equipment, net:

	March 31, 2004	September 30, 2003

North America (2)	$529	$1,729
United Kingdom	2,068	2,056
China (3)	13,034	12,880

Property and equipment, net	$15,631	$16,665

Expenditures for Additions to Property and Equipment:

	Six Months Ended March 31,
	2004	2003
North America	$176	$212
United Kingdom	211	299
China (4)	825	167

Total expenditures	$1,212	$678

(1) The interest expense shown for each segment includes interest incurred on inter-segment advances.

(2) Total assets for North America include parent assets.

(3) China assets include assets related to both the North America and the China Manufacturing and Distribution segments that are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $2.0 million and $1.7 million at March 31, 2004 and September 30, 2003, respectively.

(4) China additions include expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.	Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, the Company maintained primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other material terms of the policy remain unchanged. Effective January 9, 2004, the Company renewed its insurance coverage at the same limits; however, the deductible was established at $100,000 per incident. Based on historical experience, the Company has a related accrual of $620,000 as of March 31, 2004. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

The Company is also a defendant in other legal proceedings arising in the ordinary course of its business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Sale and Lease Back of Miami Facility

On February 27, 2004, the Company sold its Miami facility for $2.5 million, which resulted in a gain of $872,000. Simultaneously with this sale, the Company leased back the facility for a period of 10 years at an annual rental of approximately $250,000. This gain has been deferred and is being amortized over the life of the lease on a straight-line basis commencing on March 1, 2004. At March 31, 2004, the deferred gain totaled approximately $865,000, 12 months of which is included in “Other Current Liabilities” and the remainder is included in “Accrued Pension and Other Liabilities” in the accompanying balance sheet.

Closing of Mexican Distribution Facility

All of the Company’s warehousing and distribution activities in Mexico will end in May 2004. The Company has accrued $283,000 and expensed $182,000 as of March 31, 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. Since the involuntarily terminated employees were notified of their terminations in January 2004 and are required to work through their termination date in order to receive severance, the Company has $101,000 of deferred severance expenses included in “Other Current Assets” in the accompanying balance sheet at March 31, 2004, pursuant to SFAS No.146. The remaining deferred amount will be amortized to expense through each employee’s scheduled termination date through May 2004. The Company has also provided $327,000 for estimated inventory liquidation reserves and uncollectible accounts receivable based on management’s estimates of future cash collections related to these assets. Additional provisions for inventory and accounts receivable may be necessary if future collections realized are less than our estimates.

Accrued liabilities relating to the closure of the Mexico distribution facility are as follows:

	September 30, 2003	Provisions	Payments	March 31, 2004
Severance cost	$—	$283,000	$39,000	$244,000

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Pension Plan

Ring Limited, one of the Company’s United Kingdom subsidiaries (“Ring”), has a defined benefit pension plan (“Ring pension plan”) that covers approximately 750 members formerly associated with Ring. There are no active members in the Ring pension plan. The Ring pension plan is administered externally and professional investment managers hold the assets separately. The Ring pension plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all member’s benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. The Company does not intend to terminate the Ring pension plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the Ring pension plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase.

The net pension cost for the Ring pension plan are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$—	$26	$—	$53
Interest cost	365	299	703	592
Expected return on plan assets	(267)	(205)	(516)	(405)
Amortization of unrecognized net loss	24	76	47	150

Net periodic pension cost	$122	$196	$234	$390

During the three and six months ended March 31, 2004 and 2003, the Company contributed $148,000 and $285,000, and $180,000 and $357,000, respectively, to the Ring pension plan.

6.	Stock Options and Stock Warrants

During the six months ended March 31, 2004, the Company granted to directors’ options to purchase 50,000 shares of common stock of the Company at a price of $12.49 per share, options to purchase 13,650 shares were canceled and options to purchase 13,650 shares were exercised. Options outstanding increased from 691,067 at September 30, 2003 to 713,767 at March 31, 2004.

In March 2004, warrants to purchase 5,486 shares at $0.05 per share were exercised and warrants to purchase 23 shares were canceled in a cashless exercise.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.	Earnings (Loss) Per Share

The computations of basic and diluted earnings per common share (EPS) are as follows (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Earnings (Loss) Per Share—Basic
Numerator:
Net (loss) income attributable to common stockholders	$(712)	$1,340

Denominator:
Weighted average shares outstanding for the period	4,307	4,286
Effect of warrants	1,270	1,269

Weighted average shares used for basic EPS	5,577	5,555

Earnings (Loss) Per Share—Basic	$(0.13)	$0.24

	Three Months Ended March 31,
	2004	2003
Earnings (Loss) Per Share—Diluted
Numerator:
Net (loss) income available to common stockholders	$(712)	$1,340

Denominator:
Weighted average shares outstanding for the period	4,307	4,286
Effect of stock options*	—	183
Effect of warrants	1,270	1,318

Weighted average shares used for diluted EPS	5,577	5,787

Earnings (Loss) Per Share—Diluted	$(0.13)	$0.23

*Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive as a result of the loss in the quarter. Such options aggregated 717,000 (at prices ranging from $1.75 to $26.90) and 222,000 (at prices ranging from $8.29 to $26.90) for the three months ended March 31, 2004 and 2003, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Six Months Ended March 31,
	2004	2003
Earnings Per Share—Basic
Numerator:
Net income attributable to common stockholders	$1,223	$3,487

Denominator:
Weighted average shares outstanding for the period	4,303	4,286
Effect of warrants	1,271	1,269

Weighted average shares used for basic EPS	5,574	5,555

Earnings Per Share—Basic	$0.22	$0.63

	Six Months Ended March 31,
	2004	2003
Earnings Per Share—Diluted
Numerator:
Net income available to common stockholders	$1,223	$3,487

Denominator:
Weighted average shares outstanding for the period	4,303	4,286
Effect of stock options*	270	195
Effect of warrants	1,324	1,318

Weighted average shares used for diluted EPS	5,897	5,799

Earnings Per Share—Diluted	$0.21	$0.60

*Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 157,000 (at prices ranging from $12.49 to $26.90) and 198,000 (at prices ranging from $8.29 to $26.90) for the six months ended March 31, 2004 and 2003, respectively.

8.	Minority Interest

On January 1, 2004, approximately 2.5 million convertible preference shares of Ring held by third parties automatically converted into approximately 1.0 million fully paid common shares of Ring, representing a 2.27 % interest in Ring. As a result of the conversion, minority interest decreased $385,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning the following: our expectation of an increase in our future funding of the Ring pension plan; our estimate of severance expenses; our sales to Home Depot in fiscal 2004; our estimates of ocean freight rates; the effects of our refinancing in December 2003 on our weighted average interest rate; our future compliance with the terms and covenants of our asset-based credit facility; the costs of our support programs for a new customer during the third quarter of 2004; the impact on the operations of the Company’s factory in China if Chinese authorities confiscate adjoining land; the effect of the resolution of any routine litigation on our financial position or results of operations; and our liquidity to meet our needs for fiscal 2004. In some cases, you can identify “forward-looking statements” by words such as “expects”, “anticipates”, “believes”, “plans”, “intends”, “estimates”, and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on large customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

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

Reserves on Inventories – Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Reserves are recorded as a component of cost of sales. We regularly review our investment in inventories for declines in value. We establish reserves based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

Income Taxes – Significant judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions, and we are subject to audit in those jurisdictions. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for income taxes. Because of the complex issues involved, any claims can require an extended period to resolve. In our opinion, adequate provisions for income taxes have been made.

Goodwill – In September 2003, we began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. We assess fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for 2003 did not identify any instances of impairment. However, changes in expectations as to the fair values of the reporting units might impact subsequent years’ assessments of impairment.

Accrual for Sales Incentives – Our accrual for sales incentives is usually based on certain stated percentages of gross sales and is recognized as a reduction of gross sales at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced, we record an accrual for the amounts due. We set specific reserves for customers based on contracted amounts and other reserves for the non-contractual amounts. Should we underestimate the reserve for the non-contractual allowances, this reserve may need to be significantly increased, which would have a negative impact upon our operations.

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

Comparison of Q2 2004 and Q2 2003

In the following comparison of the results of operations, the three months ended March 31, 2004 and 2003 are referred to as “Q2 2004” and “Q2 2003”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at March 31, 2004.

Consolidated Results

Summary – Operating income decreased $2.1 million to $780,000 in Q2 2004 compared to $2.9 million in Q2 2003, a decrease of 73.3%. The decrease resulted from a $504,000 increase in selling, general and administrative expenses (“SG&A”) and a $1.7 million decrease in gross profit. Net income decreased $2.1 million to a net loss of $712,000 or $(0.13) per diluted share in Q2 2004, compared to net income of $1.3 million, or $0.23 per diluted share, in Q2 2003.

Net Sales – Net sales increased $1.6 million to $51.5 million for Q2 2004 from $49.9 million for Q2 2003, an increase of 3.1%. The increase was associated with a $4.6 million increase in net sales in the United Kingdom segment that was partially offset by lower sales in the North America and China Manufacturing and Distribution

segments. Increased sales in the United Kingdom segment (“UK segment”) are almost entirely attributable to the effect of currency translation that resulted from a decrease in the average value of the United States dollar (“USD”) relative to the Great British Pound (“GBP”) to 1.84 during Q2 2004 from 1.60 during Q2 2003.

Lighting, automotive after-market products and industrial consumables accounted for 70.3%, 22.3% and 7.4%, respectively, of net sales in Q2 2004, compared to 73.8%, 19.5% and 6.7%, respectively, in Q2 2003. Sales made from warehouses constituted 76.6% and 68.9% of our consolidated net sales in Q2 2004 and Q2 2003, respectively. One of the UK segment’s large customer accounted for $7.8 million (15.2%) in Q2 2004 and $8.1 million (16.2%) in Q2 2003, of our consolidated net sales. Another UK segment large customer accounted for $5.2 million (10.1%) in Q2 2004 and $3.9 million (7.7%) in Q2 2003, of our consolidated net sales.

Gross Profit – Gross profit decreased $1.7 million to $9.2 million in Q2 2004 compared to $10.9 million in Q2 2003, a decrease of 15.1%. Gross profit as a percentage of sales decreased 3.9 percentage points to 17.9% in Q2 2004 from 21.8% in Q2 2003. The decrease in the gross profit is primarily attributable to:

(i)	changes in customer allowances and downward pricing pressure, particularly the UK segment;

(ii)	increased material costs, decrease China VAT rebate and a change in the mix of manufactured versus sourced product; and

(iii)	decrease in Mexico profitability due to anticipated closing.

The effect of currency exchange rates resulted in a $932,000 increase in gross profit reported in USD, which partially offset the effect of increased costs.

Our annual ocean freight contract for North America expired on April 30, 2004. Based on the current market environment, subsequent to the close of the quarter we anticipate a nominal change in ocean freight rate. Beginning April 1, 2004, we estimate that the UK segment will incur an annualized rate increase of approximately $220,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A – SG&A increased $504,000 to $8.4 million for Q2 2004 compared to $7.9 million for Q2 2003, an increase of 6.3%. The following individual increases in consolidated SG&A include the currency translation effects of the weakening dollar relative to the GBP of $470,000 related to our UK segment. A $239,000 reduction in SG&A in the United States operating subsidiary was insufficient to overcome increases in SG&A for the rest of the Company. Company-wide areas where SG&A costs were reduced were: a $109,000 decrease in legal settlements, a $91,000 decrease in depreciation due to reduced capital expenditures and a $85,000 decrease in fees and communications costs. These reductions were over shadowed by a $219,000 increase in payroll and benefits, a $26,000 increase in commission expenses, a $95,000 increase in auto and travel expenses to expand our customer base, a $127,000 increase in legal and professional fees and a $322,000 increase in other SG&A expenses, of which $182,000 is related to severance expenses in connection with exiting the Mexican distribution facility. We expect an additional $101,000 of these severance expenses in Q3 2004.

Interest Expense – Interest expense increased $159,000 to $1.2 million in Q2 2004 from $1.0 million in Q2 2003, an increase of 15.3%. The increased expense is attributable to a higher weighted average interest rate that was only partially offset by a reduction in average outstanding borrowings. Average outstanding borrowings decreased $1.5 million to $37.3 million in Q2 2004 from $38.8 million in Q2 2003, as a result of solid cash flow generated from the UK segment operations and the sale of the Miami Facility, which we used to pay down debt. Our weighted average effective interest rate increased primarily as a result of refinancing our credit facility in December 2003.

Foreign Currency – The net foreign currency loss of $599,000 for Q2 2004 included net foreign currency losses from operational transactions in our Canada, Mexico, United Kingdom and China operations of $79,000. In addition, the net loss also included a $520,000 currency translation loss in the United States related to certain United States borrowings from its UK subsidiary, which is denominated in GBP.

Income Taxes – The effective income tax rate was 35% for Q2 2004 and Q2 2003. Through September 30, 2003, we have not provided for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2004, we have begun to repatriate a portion of the earnings of our UK segment to the United States. Our effective income tax rate is dependent on the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 4 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary – The North America segment loss increased $1.2 million to $2.0 million in Q2 2004 from $791,000 in Q2 2003.

Net Sales – Net sales for North America decreased $2.9 million to $12.0 million in Q2 2004, from $14.9 million in Q2 2003, a decrease of 19.5%. The decrease in net sales volume is primarily attributable to the loss of our previously largest customer, Home Depot. Our net sales to Home Depot decreased $3.9 million to $327,000 (2.7% of net sales) in Q2 2004 from $4.2 million (28.4% of net sales) in Q2 2003. Excluding sales to Home Depot, our current customer base generated a net sales increase of $996,000.

Gross Profit – Gross profit decreased $852,000 to $1.3 million in Q2 2004 from $2.2 million in Q2 2003, a decrease of 38.9%. Gross profit as a percentage of sales decreased 3.5 percentage points to 11.2% in Q2 2004 from 14.7% in Q2 2003. The decrease in gross profit dollars is primarily attributable to:

(i)	the $2.9 million decrease in net sales volume; and

(ii)	increased product costs.

Improvement in inventory provisions partially offset the effect of the above factors. In Q2 2004, we recorded estimated inventory provisions of $184,000 compared to $443,000 in Q2 2003. Inventory provisions are made based upon management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The inventory provisions in Q2 2003 reflected our U.S. operating company’s move into a smaller distribution facility coupled with our program to market slow moving inventory at reduced prices. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation.

SG&A – SG&A was $2.7 million for both Q2 2003 and Q2 2004. SG&A in the United States decreased $239,000 but was partially offset by a $211,000 increase in Mexico, primarily associated with payroll and related costs due to severance expenses related to closing the Mexican distribution center. Combined net increases in payroll and related costs, along with other SG&A were offset by an equivalent amount of combined net decreases in bank fees, depreciation, telephone, legal fees and settlements.

Foreign Currency – Net foreign currency losses increased $299,000 to an $82,000 loss for Q2 2004 from a $217,000 gain for Q2 2003, primarily due to the deterioration of the Canadian dollar relative to the U.S. dollar.

Mexico Distribution – All of the Company’s warehousing and distribution activities in Mexico will end in May 2004. The Company has accrued $283,000 and expensed $182,000 as of March 31, 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. Since the involuntarily terminated employees were notified of their terminations in January 2004 and are required to work through their termination date in order to receive severance, the Company has $101,000 of deferred severance expenses included in “Other Current Assets” in the accompanying balance sheet at March 31, 2004, pursuant to SFAS No.146. The remaining deferred amount will be amortized to expense through each employee’s scheduled termination date through May 2004. The Company has also provided $327,000 for estimated inventory liquidation reserves and uncollectible accounts receivable based on management’s estimates of future cash collections related to these assets. Additional provisions for inventory and accounts receivable may be necessary if future collections realized are less than our estimates.

New Customer Expansion Programs – We have completed negotiations with one customer to significantly expand our retail presence in their stores. The customer is a national DIY retailer operating over 1,000 store locations in the US market. In exchange for this expanded relationship, which includes dedicated shelf space for private label track lighting in over 800 of their locations, we are expected to provide support programs for product displays, product buybacks, store reset costs and markdown reimbursements during the third quarter of 2004, which management estimates to be $3.2 million. These support program expenditures, once completed, will be recorded as a period cost and will reduce our margins in the short term.

United Kingdom

Summary – The United Kingdom segment (“UK segment”) contribution decreased $467,000 to $2.7 million in Q2 2004 from $3.2 million in Q2 2003, a decrease of 14.6%.

Exchange rate fluctuations can have a significant translation and economic impact on the UK segment’s results. The UK segment purchases a significant portion of its products in U.S. dollars (“USD”) and sells primarily in Great British Pound (“GBP”). Therefore, a weakening of the GBP relative to the USD can result in a decrease in the UK segment’s gross profit, due to its inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the USD results in a lower cost of product and higher margin and subjects the UK segment to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities which partially minimize the effect of changes in exchange rates as discussed more fully in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2003. In Q2 2004, the GBP increased in value relative to the USD. The average exchange rate for Q2 2004 was 1.84 USD per GBP compared to an average of 1.60 USD per GBP for Q2 2003.

Net Sales – Net sales increased $4.6 million to $36.1 million in Q2 2004 compared to $31.5 million in Q2 2003, an increase of 14.6%. The $4.6 million increase in net sales is attributable to the change in the average currency exchange rate used to translate the UK segment results from GBP to USD. When viewed in its home currency GBP, the UK segment’s net sales were GBP 19.7 million for both Q2 2004 with Q2 2003.

Gross Profit – The UK segment’s gross profit decreased $131,000 to $7.4 million for Q2 2004 compared to $7.5 million in Q2 2003, a decrease of 1.7%. Gross profit as a percentage of sales decreased 3.4 percentage points to 20.5% in Q2 2004 from 23.9% in Q2 2003. The decline in gross profit is due to:

(i)	the effect of currency exchange rates, as discussed below;

(ii)	increased customer allowances and downward pricing pressure;

(iii)	increased freight and warehousing costs.

When viewed in GBP, gross profit declined GBP 664,000 for Q2 2004 compared to Q2 2003. The effect of currency exchange rates resulted in a $932,000 benefit in results reported in USD, which partially offset the effect of increased costs.

SG&A – SG&A increased $115,000 to $3.6 million in Q2 2004 from $3.5 million in Q2 2003, an increase of 3.3%. The increase is primarily a result of a currency translation effects offsetting a $355,000 net decrease in payroll, payroll related costs and other costs.

Interest Expense – Interest expense increased $102,000 to $867,000 in Q2 2004 from $765,000 in Q2 2003. The increase was attributable to a higher weighted average interest rate due to refinancing, which was partially offset by lower average outstanding borrowings. As a result of refinancing our credit facility in December 2003, the weighted average interest rate increased as a result of: (i) a 0.25% increase in the margin over base rate, (ii) the use of a different and currently higher base rate and (iii) a $5.0 million term loan at a fixed rate of 9%. In addition, the UK segment has paid all refinancing fees. Weighted average borrowings dropped to $30.2 million for Q2 2004 from $36.2 million for Q2 2003.

China Manufacturing and Distribution

Summary—The China Manufacturing and Distribution segment loss increased $838,000 to a $361,000 loss in Q2 2004 compared to a $477,000 contribution in Q2 2003.

The China Manufacturing and Distribution segment consists of products manufactured or sourced primarily for distributors and retailers in Europe and Asia and to a lesser extent the UK segment. In addition, the segment provides manufacturing and sourcing support to the North American segment. The China Manufacturing and Distribution Segment had combined net sales in Q2 2004 and Q2 2003 as shown in the following table (in thousands):

	Net Sales
Description	Q2 2004	Q2 2003
Support of North America segment	$8,091	$9,632

Third party customers in Europe and Asia	$3,371	$3,536
Distribution to the UK segment	2,833	1,823

Total China Manufacturing and Distribution Segment	$6,204	$5,359

Net Sales—Net sales increased $845,000 to $6.2 million in Q2 2004 compared to $5.4 million in Q2 2003, an increase of 15.8%. The increase in net sales is a result of increased distribution to the UK segment, which was partially offset by a decrease in third party sales to customers in continental Europe and Asia. The decreases in sales to continental Europe were a result of one major customer shifting purchases to alternate suppliers.

Gross Profit—Gross profit decreased $655,000 to $470,000 in Q2 2004 compared to $1.1 million in Q2 2003, a decrease of 58.2%. Gross profit as a percentage of sales decreased 12.4 percentage points to 7.6% in Q2 2004 compared to 20.0% in Q2 2003. The decrease in gross profit is attributable to (i) competitive pressures in the European market, (ii) reduced pricing to the UK segment, (iii) decrease in VAT rebate on export sales, (iv) a change in the mix of manufactured versus sourced products, and (v) increased materials cost.

SG&A—SG&A increased $165,000 to $749,000 in Q2 2004 compared to $584,000 in Q2 2003, an increase of 28.3% reflecting overall increased costs. Specifically, (i) depreciation due to asset additions, (ii) travel and selling expenses for European sales, and (iii) samples and courier charges have increased.

Comparison of YTD 2004 and YTD 2003

In the following comparison of the results of operations, the three months ended March 31, 2004 and 2003 are referred to as “Q2 2004” and “Q2 2003”, respectively, and the six months ended March 31, 2004 and 2003 are referred to as “YTD 2004” and “YTD 2003”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at March 31, 2004.

Consolidated Results

Summary—Operating income decreased $2.8 million to $4.6 million in YTD 2004 compared to $7.4 million in YTD 2003, a decrease of 37.8%. The decrease in operating income resulted from a $1.7 million increase in SG&A and a $1.1 million decrease in gross profit. Net income decreased $2.3 million to $1.2 million, or $0.21 per diluted share, in YTD 2004 compared to $3.4 million, or $0.60 per diluted share in YTD 2003.

Net Sales—Net sales increased $1.6 million to $107.7 million in YTD 2004 compared to $106.1 million YTD 2003, an increase of 1.5%. During YTD 2004, lower sales in the North America and China Manufacturing and Distribution segments were offset by increased sales in the UK segment. The decrease in the North America segment is primarily attributable to the loss of a large account in the prior year. The increased sales in the UK segment is primarily attributable to the effect of currency translation due to the decrease in the average value of the USD relative to the GBP to 1.77 during YTD 2004 from 1.59 during YTD 2003.

Lighting, automotive after-market products and industrial consumables accounted for 71.6%, 21.8% and 6.5%, respectively, of net sales in YTD 2004 compared to 75.6%, 18.5% and 5.9%, respectively, in YTD 2003. Sales made from warehouses constituted 76.4% and 67.6% of our consolidated net sales in YTD 2004 and YTD 2003, respectively. One of the UK segment’s large customer accounted for $17.0 million (15.8%) in YTD 2004 and $17.9 million (16.8%) in YTD 2003 of our consolidated net sales. In YTD 2004 and YTD 2003, another UK segment large customer accounted for $11.8 million (10.9%) and $9.0 million (8.5%), respectively, of our consolidated net sales. In YTD 2004 and YTD 2003, Home Depot, previously the North America segment’s largest customer, accounted for $0.7 million (.7%) and $10.4 million (9.8%), respectively, of our consolidated net sales. Home Depot has shifted purchases of all core program items to alternate suppliers. We anticipate that our sales to Home Depot for the year ending September 30, 2004 will be significantly less than our sales to Home Depot of $14.1 million for the year ended September 30, 2003.

Gross Profit—Gross profit decreased $1.0 million to $21.5 million in YTD 2004 compared to $22.6 million in YTD 2003, a decrease of 4.6%, and gross profit as a percentage of sales decreased 1.3 percentage points to 20.0% in YTD 2004 from 21.3% in YTD 2003. The decrease in gross profit is primarily attributable to:

(i)	increased customer allowances and downward pricing pressure;
(ii)	increased material costs, decrease in China VAT rebate and a change in the mix of manufactured versus sourced product; and
(iii)	decrease in Mexico profitability due to anticipated closing.

The effect of currency exchange rates resulted in a $1.7 million increased in gross profit reported in USD, which partially offset the effect of increased costs. Improvement in inventory provisions, which were increased in YTD 2003 to effect a relocation of the US warehouse and distribution facilities into a smaller facility, also partially offset the decrease in gross profits.

SG&A—SG&A increased $1.7 million to $16.9 million for YTD 2004 compared to $15.2 million for YTD 2003, an increase 11.4%. A $190,000 reduction in SG&A in the United States operating subsidiary was insufficient to overcome SG&A increases in the rest of the Company. Company-wide costs were reduced in (i) depreciation due to reduced capital expenditures, (ii) fees and communications costs and (iii) bank fees and charges. These reductions were over shadowed by increases in legal settlements, auto and travel expenses to expand our customer base, legal and professional fees and an increase in other SG&A expenses, which includes severance for exiting the Mexican distribution facility. We expect to expense an additional $101,000 in Q3 2004 relative to terminating Mexican warehouse and distribution operations. The above individual increases in consolidated SG&A include the currency translation effects of the weakening dollar relative to the GBP of $768,000 related to our UK segment.

Interest Expense—Interest expense decreased $115,000 to $2.0 million in YTD 2004 compared to $2.1 million in YTD 2003, a decrease of 5.6%. The decrease is attributable to lower average outstanding borrowings. Average outstanding borrowings decreased $2.1 million to $37.4 million in YTD 2004 compared to $39.5 million for YTD 2003, as a result of cash generated primarily by the UK segment and the sale of the Miami facility, which was used to pay down debt. The weighted average effective interest rate remained stable when comparing YTD 2004 and YTD 2003, because the refinancing of our credit facility occurred in December 2003. We anticipate that the weighted average interest rate will increase as a result of: (i) a 0.25% increase in the margin over base rate, (ii) the use of a different and currently higher base rate and (iii) a $5.0 million term loan at a fixed rate of 9%.

Foreign Currency—The net foreign currency loss of $658,000 for YTD 2004 included a foreign currency net gain from operational transactions in our Canada, Mexico, United Kingdom and China operations of $94,000. Offsetting the net gain from operational transactions was a $752,000 currency translation loss in the United States related to certain US borrowings from its UK subsidiary, which is denominated in GBP.

Income Taxes—The effective income tax rates were 35% for YTD 2004 and YTD 2003. Through September 30, 2003, we have not provided for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2004, we have begun to repatriate a portion of the earnings of our UK segment to the United States. Our effective income tax rate is dependent on the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 4 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary—The North America segment loss increased $1.8 million to $3.3 million in YTD 2004 from $1.5 million in YTD 2003.

Net Sales—Net sales for North America decreased $8.0 million to $24.9 million in YTD 2004 compared to $32.8 million in YTD 2003, a decrease of 24.3%. The decrease in net sales volume is primarily attributable to the loss of our previously largest customer, Home Depot. Net sales to Home Depot decreased $9.6 million to $749,000 (3.0% of net sales) in YTD 2004 from $10.4 million (31.6% of net sales) in YTD 2003. Excluding Home Depot, our current customer base generated a net sales increase of $1.7 million. Home Depot has shifted purchases of all core program items to alternate suppliers. We believe that sales to Home Depot for the year ending September 30, 2004 will be significantly less than our sales to Home Depot of $14.1 million for the year ended September 30, 2003.

Gross Profit—Gross profit decreased $1.5 million to $3.0 million in YTD 2004 compared to $4.5 million in YTD 2003, a decrease of 33.4%. Gross profit as a percentage of sales decreased 1.7 percentage points to 11.9% in YTD 2004 from 13.6% in YTD 2003. The decrease in gross profit dollars is primarily attributable to:

(i)	the $8.0 million decrease in net sales volume; and
(ii)	increased product costs.

Improvement in inventory provisions partially offset the effect of the above factors. In YTD 2004, we recorded estimated inventory provisions of $480,000 of which $225,000 pertained to Mexico, compared to $1.5 million in YTD 2003. Inventory provisions are made based upon management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The increased inventory provisions in YTD 2003 reflected our U.S. operating company’s move into a smaller distribution facility coupled with our program to market such inventory at reduced prices. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation.

SG&A—SG&A increased $267,000 to $5.3 million in YTD 2004 from $5.0 million in YTD 2003, an increase of 5.3%. The increase was primarily the result of an unusual credit in YTD 2003 that did not repeat in YTD 2004. In YTD 2003, we reduced our accrual for a preferential payment claim by $330,000, with a corresponding reduction in SG&A as a result of the claim being settled for less than originally estimated. In addition, in the current period, we recorded severance expense of $182,000 related to the closure of the Mexican distribution center. These increases were partially offset by a reduction in depreciation expense resulting from an increase in fully depreciated assets still in service of $164,000, a decrease of bank fees and other charges and telephone and data expense net decreases of $159,000.

Foreign Currency—Net foreign currency gain decreased $24,000 to $79,000 in YTD 2004 compared to $103,000 in YTD 2003, primarily due to the deterioration of the Canadian dollar relative to the USD.

Mexico Distribution—All of the Company’s warehousing and distribution activities in Mexico will end in May 2004. The Company has accrued $283,000 and expensed $182,000 as of March 31, 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. Since the involuntarily terminated employees were notified of their terminations in January 2004 and are required to work through their termination date in order to receive severance, the Company has $101,000 of deferred severance expenses included in “Other Current Assets” in the accompanying balance sheet at March 31, 2004, pursuant to SFAS No.146. The remaining deferred amount will be amortized to expense through each employee’s scheduled termination date through May 2004. The Company has also provided $327,000 for estimated inventory liquidation reserves and uncollectible accounts receivable based on management’s estimates of future cash collections related to these assets. Additional provisions for inventory and accounts receivable may be necessary if future collections realized are less than our estimates.

New Customer Expansion Programs—We have completed negotiations with one customer to significantly expand our retail presence in their stores. The customer is a national DIY retailer operating over 1,000 store locations in the US market. In exchange for this expanded relationship, which includes dedicated shelf space for private label track lighting in over 800 of their locations, we are expected to provide support programs for product displays, product buybacks, store reset costs and markdown reimbursements during the third quarter of 2004, which management estimates to be $3.2 million. These support program expenditures, once completed, will be recorded as a period cost and will reduce our margins in the short term.

United Kingdom

Summary—The UK segment contribution increased $1.0 million to $8.2 million in YTD 2004 compared to $7.2 million in YTD 2003, an increase of 14.6%.

Exchange rate fluctuations can have a significant translation and economic impact on the UK segment’s results. The UK segment purchases a significant portion of its products in USD and sells primarily in GBP. Therefore, a weakening of the GBP relative to the USD can result in a decrease in UK segment’s gross profit, due to its inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the USD results in a lower cost of product and higher margin and subjects the UK segment to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to partially minimize the effect of changes in exchange rates as discussed more fully in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003, as filed with the SEC on December 24, 2003. In YTD 2004, the GBP increased in value relative to the USD. The average exchange rate for YTD 2004 was 1.77 USD per GBP compared to an average of 1.59 for YTD 2003.

Net Sales—Net sales increased $10.4 million to $75.8 million in YTD 2004 compared to $65.4 million in YTD 2003, an increase of 15.9%. The $10.4 million increase is primarily attributable to the change in the average currency exchange rate used to translate the UK segment results from GBP to USD. The remaining portion of increased net sales is attributable to improved penetration with existing customers in its core markets, in particular increased volume with its second and third largest customers. When viewed in its home currency GBP, the UK segment’s net sales increased GBP 1.7 million to GBP 42.9 million in YTD 2004 compared to GBP 41.2 million in YTD 2003, an increase of 4.1%.

Gross Profit—Gross profit increased $1.9 million to $17.4 million in YTD 2004 compared to $15.5 million in YTD 2003, an increase of 12.2%. Gross profit as a percentage of sales decreased 0.8 percentage points to 22.9% in YTD 2004 from 23.7% in YTD 2003. The net $1.9 million increase in gross profit is attributable to:

(i)	the effect of currency exchange rates, as discussed below;
(ii)	the $10.4 million increase in net sales volume;
(iii)	increased customer allowances and downward pricing pressure in Q2; and
(iv)	increased freight and warehousing costs.

When viewed in GBP, gross profit increased GBP 112,000 for YTD 2004 compared to YTD 2003. The effect of changes in the currency exchange rates resulted in a $1.7 million benefit in results reported in USD, which supplemented the net increase in the other factors affecting gross profit translated and reported in USD, listed above.

SG&A—SG&A increased $866,000 to $7.4 million in YTD 2004 compared to $6.5 million in YTD 2003, an increase of 13.3%. The increase is primarily a result of currency translation effects.

Interest Expense—Interest expense decreased $184,000 to $1.3 million in YTD 2004 compared to $1.5 million in YTD 2003. This decrease was attributable to a lower average outstanding borrowings offset by increase in the effective rate to 8.5% from 8.0%. As a result of refinancing our credit facility in December 2003, we anticipate the weighted average interest rate will increase as a result of: (i) a 0.25% increase in the margin over base rate, (ii) the use of a different and currently higher base rate and (iii) a $5.0 million term loan at a fixed rate of 9%. In addition, the UK segment has paid all refinancing fees. Weighted average borrowings dropped to $31.3 million in YTD 2004 compared to $38.1 million in YTD 2003.

China Manufacturing and Distribution

Summary—The China Manufacturing and Distribution segment loss increased $1.7 million to $(444,000) in YTD 2004 compared to segment contribution of $1.3 million in YTD 2003.

The China Manufacturing and Distribution segment consists of products manufactured or sourced primarily for distributors and retailers in Europe and Asia and to a lesser extent the UK segment. In addition, the segment provides manufacturing and sourcing support to the North American segment. The China Manufacturing and Distribution Segment had combined net sales in YTD 2004 and YTD 2003 as shown in the following table (in thousands):

	Net Sales
Description	YTD 2004	YTD 2003
Support of North America segment	$15,076	$22,219

Third party customers in Europe and Asia	$7,025	$7,868
Distribution to the UK segment	6,283	5,179

Total China Manufacturing and Distribution Segment	$13,308	$13,047

Net Sales—Net sales increased $261,000 to $13.3 million in YTD 2004 compared to $13.0 million in YTD 2003, an increase of 2%. The increase was attributable to an increase in production and sourcing to the UK segment, which was offset by decreases in sales to one major customer in continental Europe shifting a portion of their purchases to alternate suppliers.

Gross Profit—Gross profit decreased $1.4 million to $1.2 million in YTD 2004 compared to $2.6 million in YTD 2003, a decrease of 55.0%. Gross profit as a percentage of sales decreased to 8.8% in YTD 2004 compared to 20.0% in YTD 2003. The decrease in gross profit is attributable to (i) competitive pricing pressures in the European market, (ii) higher material costs, (iii) decrease in VAT rebate on export sales, and (iv) decreased factory utilization due to volume and a change in the mix of manufactured versus sourced products.

SG&A—SG&A increased $249,000 to $1.5 million in YTD 2004 compared to $1.2 million in YTD 2003, an increase of 20%, as a result of increased (i) sample and courier charges, and (ii) travel and sales related expenses.

Liquidity and Capital Resources

We meet our short-term liquidity needs through cash provided by operations, borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs.

Cash Flows and Financial Condition

During YTD 2004, we refinanced our primary credit facility and incurred $2.3 million in loan related fees and also increased our net borrowings by $5.8 million. With the sale of the Miami facility, the Company repaid $1.2 million in other debt (existing mortgage and subordinated debt). Availability under our revolving credit facilities decreased from $23.1 million at September 30, 2003 to $10.2 million at March 31, 2004.

Net working capital decreased to $28.6 million at March 31, 2004 from $28.8 million at September 30, 2003. A $1.3 million increase in restricted cash was used to collateralize letters of credit during the period.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $8.8 million and $7.9 million at March 31, 2004 and September 30, 2003, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its indebtedness under its former $75 million credit facility. The new facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($561,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($40.5 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases that are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan, a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus a margin of 2.25%. Borrowings under the $5.0 million term loan bear interest at 9% per annum, payable monthly. The Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company owes a $450,000 investment-banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing. One-half of this fee was paid on April 1, 2004 and the remaining one-half of this fee will be paid on June 1, 2004, subject to certain minimum levels of availability as set forth in the credit facility. Total fees incurred in connection with the refinancing were approximately $2.3 million of which, $1.8 million is being amortized over the term of the facility and $500,000 is being amortized over 12 months.

Ring has an arrangement with a U.K. bank which through December 23, 2003 was secured by a standby letter of credit previously issued under the GBP revolving loan facility of our former $75 million credit facility. Ring’s current arrangement with the U.K. bank is secured in part by cash on deposit. The arrangement provides for day-to-day operational cash management, trade letters of credit, bonds and foreign currency forward contracts and transactions. At March 31, 2004, there was $1.3 million of restricted cash on hand in respect of this arrangement.

Catalina Lighting Canada (1992), Inc., our Canadian subsidiary (“Catalina Canada”) has a credit facility with a Canadian company that provides U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $5.3 million) in the aggregate. The facility matures in December 2004. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro has a $41.6 million Hong Kong dollars (approximately U.S. $5.3 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by us. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At March 31, 2004, Go-Gro had used $3.4 of this facility for letters of credit, factoring of accounts receivable and discounting of import invoices.

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

We utilize the revolving portions of our new credit facility to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of May 8, 2004, we had $9.8 million available under the new credit facility to support U.S. and U.K. operations.

As of March 31, 2004, we were in compliance with the terms and covenants of our asset-based credit facility entered into on December 23, 2003. Based upon (i) current assessments of market conditions for our business and (ii) sales, profitability and cash flow projections, we believe we will continue to be in compliance with the terms and covenants of the asset-based credit facility entered into on December 23, 2003 and that we will have adequate available borrowings and other sources of liquidity for the 2004 fiscal year. However, there can be no assurances that market conditions will not deteriorate in the future or that we will be able to achieve our projected results. Moreover, our expenditures may increase in ways that consume our available liquidity and make it more difficult or impossible for us to comply with the terms and covenants of our asset-based credit facility.

Subordinated Notes

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”) an affiliate of Sun Capital Partners, Inc. and other parties. We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to March 31, 2004 was paid in cash and no additional warrants were issued.

On June 14, 2002, we entered into a transaction with Sun Catalina and SunTrust Bank, Inc. (“SunTrust”) whereby we issued and sold 924,572 and 184,843 shares of common stock to Sun Catalina and SunTrust, respectively, for an aggregate purchase price of $6.0 million, representing a price of $5.41 per share. As payment for their shares, Sun Catalina and SunTrust each surrendered a corresponding amount of subordinated debt and accrued interest, and we were released from all obligations and liabilities associated with the surrendered debt. In connection with the transaction, a special committee of independent members of our Board of Directors obtained a fairness opinion from a major investment bank regarding the $5.41 per share sale price.

On February 27, 2004, we paid down $500,000 of the subordinated notes with the proceeds from the sale of the Miami office building.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in March 2004. The loan interest rate was 8% and was secured by a mortgage on the land and building. This loan was paid off on February 27, 2004 in conjunction with the sale of the property.

Immediately prior to the closing of the Sun Transaction, we had existing employment agreements with our then chief executive officer, two executive vice presidents and our then chief financial officer that provided for certain payments to these employees in the event that we experienced a “change in control”. We resolved these obligations as part of the Sun Transaction by terminating the previous employment agreements and entering into settlement agreements with these employees which provide in the aggregate for (i) the granting of rights to fully vested options to purchase 313,847 shares of common stock at a price of $5.90 per share and (ii) payments of approximately $198,000 each quarter over a three-year period beginning September 1, 2001. As part of the settlement agreements, we obtained covenants not to compete through July 23, 2004. Amounts receivable from the two former executive vice presidents totaled $212,000 immediately prior to the Sun Transaction. These amounts are being repaid on a quarterly basis from the proceeds due these former executives under the settlement agreements negotiated as part of the Sun Transaction. At March 31, 2004, the remaining amount due is from one individual and totals $35,000. This amount will all be collected from the last payment due to this individual in the next quarter.

Capital Expenditures

In September 2000, Go-Gro, our Chinese subsidiary, deposited the purchase price of approximately $1.0 million for its joint venture partner’s interest in Go-Gro’s Chinese cooperative joint venture manufacturing subsidiary Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under a separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. Because the construction was not completed by March 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments. The Company has not begun construction and, during the fourth quarter of 2003, decided not to seek an extension from local authorities. As a result of this decision, the Company recorded a $766,000 provision for impairment of land use rights during the fourth quarter of 2003. There are no structures on this parcel, and should the local authorities confiscate the land, we do not believe there would be any impact on the operations of the factory.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1.0 million per occurrence, $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Effective January 9, 2004, the Company renewed its insurance coverage at the same limits; however the deductible was established at $100,000 for all incidents. Based on experience, we have accrued $620,000 for this contingency as of March 31, 2004. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

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

Ring has a defined benefit pension plan which covered approximately 750 members formerly associated with Ring. There are no active members in the defined benefit plan. The defined benefit plan is administered externally and professional investment managers hold the assets separately. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the plan in the foreseeable future. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase. The weighted average assumptions used in the actuarial computations related to the defined benefit pension plan are consistent and reasonable.

As of December 31, 2003, Ring had approximately 9.5 million outstanding convertible preference shares of which third parties held approximately 2.5 million shares representing a minority interest of approximately $1.1 million. The preference shares were converted into common shares of Ring on the basis of two common shares of Ring for every five preference shares, on January 1, 2004. The remaining minority interest of approximately $200,000 is not convertible into common shares.

On February 27, 2004, the Company sold its Miami office building for $2.5 million. The Company then subsequently signed a ten-year office lease with the new owners. The monthly lease payments on this lease are $20,833.

Impact of New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on the Company.

In December 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of SFAS No.132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No.88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During three months ended March 31, 2004, the Company adopted the provisions of SFAS No. 132R (see Note 5 to the condensed consolidated financial statements), which did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Impact of Inflation and Economic Conditions

The Company has periodically experienced price increases in the costs of raw materials and finished goods from suppliers that reduced the Company’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials and finished goods prices could have an adverse impact on our net sales and income from continuing operations. We have experienced increased prices for raw steel and copper, which will result in increased material costs, components and products costs in fiscal 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the six months ended March 31, 2004 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC on December 24, 2003.

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

The Company held its annual Meeting of Shareholders on February 26, 2004. Two matters were considered and voted upon at the Annual Meeting: the election of ten persons to serve as directors for a one-year term and ratification of the appointment of Grant Thornton LLP as our auditors for the fiscal year ending September 30, 2004.

The nominations of Kevin J. Calhoun, C. Deryl Couch, C. Daryl Hollis, Michael H. Kalb, Rodger R. Krouse, Marc J. Leder, George R. Rea, Patrick J. Sullivan, Clarence E. Terry, and Robert Varakian were considered and ultimately approved by the votes set forth below:

	Votes For	Votes Withheld
Kevin J. Calhoun	3,089,999	112,536
C. Deryl Couch	3,106,739	104,796
C. Daryl Hollis	3,172,815	38,720
Michael H. Kalb	3,106,739	104,796
Rodger R. Krouse	3,106,739	104,796
Marc J. Leder	3,106,739	104,796
George R. Rea	3,172,815	38,720
Patrick J. Sullivan	3,172,815	38,720
Clarence E. Terry	3,098,999	112,536
Robert Varakian	3,106,739	104,796

The appointment of Grant Thorton LLP to serve as our auditors for the fiscal year ending September 30, 2004 was ratified by a vote of 3,203,609 shares cast for the proposal, 4,640 shares cast against, 3,266 abstentions and 0 non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

10.32	Purchase and Sales Agreement between Crisana Corporation and Catalina Lighting, Inc., dated as of December 29, 2003 and Office Building Lease between Landlord Segovia Realty, LLC a Florida Limited Liability Company and Tenant Catalina Lighting, Inc. a Florida Corporation, dated as of February 27, 2004.

10.33	Letter Agreement dated January 30, 2004, by and between Catalina Lighting, Inc. and Robert Varakian.

10.34	Amended and Restated Incentive Compensation Agreement, dated as of March 15, 2004, by and between Catalina Lighting, Inc. and Robert Varakian.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b) Reports on Form 8-K.

On February 13, 2004, we furnished a report on Form 8-K to report the announcement of our financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ ROBERT VARAKIAN
Robert Varakian
President and Chief Executive Officer

/s/ GARY RODNEY
Gary Rodney
Chief Financial Officer
(Principal Financial Officer)

Date: May 17, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.32	Purchase and Sales Agreement between Crisana Corporation and Catalina Lighting, Inc., dated as of December 29, 2003 and Office Building Lease between Landlord Segovia Realty, LLC a Florida Limited Liability Company and Tenant Catalina Lighting, Inc. a Florida Corporation, dated as of February 27, 2004.

10.33	Letter Agreement dated January 30, 2004, by and between Catalina Lighting, Inc. and Robert Varakian.

10.34	Amended and Restated Incentive Compensation Agreement, dated as of March 15, 2004, by and between Catalina Lighting, Inc. and Robert Varakian.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.