Form 10-Q
period 2004-06-30
CATALINA LIGHTING INC
filed 2004-08-13
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on July 29, 2004 was 4,316,059.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,874	$2,899
Restricted cash	16	—
Accounts receivable, net of allowance for doubtful accounts of $936 and $880, respectively	28,405	29,273
Inventories	39,405	34,392
Other current assets	4,915	5,032

Total current assets	75,615	71,596

Property and equipment, net	15,680	16,665
Goodwill	28,282	28,282
Other assets, net	16,011	10,732

Total assets	$135,588	$127,275

(Continues on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share data)

	June 30, 2004	September 30, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,904	$27,416
Revolving credit facilities	4,244	—
Term loans	5,070	—
Current maturities of other long-term debt	22	702
Other current liabilities	13,510	14,648

Total current liabilities	51,750	42,766

Revolving credit facilities	19,461	11,747
Term loans	449	12,284
Subordinated notes	2,776	3,038
Accrued pension and other liabilities	9,939	8,434

Total liabilities	84,375	78,269

Minority interest	1,061	1,211
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued 4,444,446 shares and 4,420,760 shares, respectively; outstanding 4,316,059 shares and 4,292,373 shares, respectively	44	44
Additional paid-in capital	39,159	38,604
Retained earnings	12,757	12,613
Deferred compensation	(69)	(262)
Accumulated other comprehensive income (loss)	722	(743)
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	50,152	47,795

Total liabilities and stockholders’ equity	$135,588	$127,275

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales	$50,467	$48,398	$158,190	$154,510
Cost of sales	40,816	38,167	127,005	121,705

Gross profit	9,651	10,231	31,185	32,805

Selling, general and administrative expenses	10,113	7,816	27,062	23,024

Operating (loss) income	(462)	2,415	4,123	9,781

Other expenses:
Interest expense	(1,175)	(874)	(3,132)	(2,946)
Net foreign currency gain (loss)	17	425	(641)	500
Other expenses	(40)	(28)	(129)	(32)

Total other expenses	(1,198)	(477)	(3,902)	(2,478)

(Loss) income before income taxes	(1,660)	1,938	221	7,303

Income tax (benefit) provision	(581)	679	77	2,557

Net (loss) income	$(1,079)	$1,259	$144	$4,746

Weighted average number of shares outstanding
Basic	5,581	5,559	5,577	5,557
Diluted	5,581	5,787	5,889	5,791

(Loss) earnings per share
Basic	$(0.19)	$0.23	$0.03	$0.85
Diluted	$(0.19)	$0.22	$0.02	$0.82

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$144	$4,746
Adjustments for non-cash items:
Gain on foreign currency exchange	(186)	(105)
Amortization to interest expense	1,256	986
Depreciation and other amortization	2,966	2,406
Deferred income taxes	(4,027)	(1,667)
Gain on disposition of property and equipment	(73)	(32)
Non-cash compensation	259	144
Change in assets and liabilities	(2,590)	2,375

Net cash (used in) provided by operating activities	(2,251)	8,853

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,838)	(902)
Proceeds from sale of property and equipment, net	2,252	263

Net cash provided by (used in) investing activities	414	(639)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(1,198)	(297)
Net borrowings (payments) on revolving credit facilities	11,320	(1,904)
Net payments on term loans	(7,085)	(6,925)
Payment of financing fees	(2,298)	—
Changes in restricted cash	189	—
Proceeds from exercise of stock options	111	8

Net cash provided by (used in) financing activities	1,039	(9,118)

Effect of exchange rate changes on cash	773	76

Net decrease in cash and cash equivalents	(25)	(828)
Cash and cash equivalents at beginning of period	2,899	2,657

Cash and cash equivalents at end of period	$2,874	$1,829

(Continues on Page 5)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
	2004	2003
Cash paid for:
Interest	$2,030	$2,034
Income taxes	$4,120	$2,536

In March 2004, warrants to purchase 5,486 shares at $0.05 per share were exercised and warrants to purchase 23 shares were canceled in a cashless exercise.

Effective January 1, 2004, the Company amended the terms of stock options granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $64,500 during the quarter ended March 31, 2004.

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. Concurrently with entering into this agreement, the Company amended the terms of the stock options granted to this individual and as a result was to incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight-line basis. During the quarter ended December 31, 2003, the Company determined that the consultant had delivered all the anticipated benefit from the agreement. Consequently, the remaining deferred compensation was expensed in full in the first quarter of the fiscal year ended September 30, 2004. Compensation expense for the nine months ended June 30, 2004 and 2003 amounted to $172,000 and $86,000, respectively.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for each of the three months ended June 30, 2004 and 2003 amounted to $7,000. Compensation expense for the nine months ended June 30, 2004 and 2003 amounted to $21,000 and $18,000, respectively. The unamortized balance of approximately $69,000 at June 30, 2004 is presented as deferred compensation in the accompanying balance sheet.

Effective November 1, 2002, the Company amended the terms of stock options granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the first quarter of the fiscal year ended September 30, 2003.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended June 30, 2004 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Restricted Cash

At June 30, 2004, the Company had $16,000 of restricted cash, which collateralized trade letters of credit. At September 30, 2003, there was no restricted cash on hand.

Risks and Concentrations

The United Kingdom and China segments have one significant customer, which comprises the following percentages of consolidated net sales, as described below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Customer of both UK and China segments	12.8%	18.2%	14.8%	17.2%

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation for stock options granted is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Had the compensation cost been determined based on the fair value of the stock options at the grant date, the Company’s net (loss) income and basic and diluted (loss) earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Net (loss) income - as reported	$(1,079)	$1,259
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	5	29
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(79)	(128)

Net (loss) income - pro forma	$(1,153)	$1,160

Basic (loss) earnings per share - as reported	$(0.19)	$0.23
Basic (loss) earnings per share - pro forma	$(0.21)	$0.21

Diluted (loss) earnings per share - as reported	$(0.19)	$0.22
Diluted (loss) earnings per share - pro forma	$(0.21)	$0.20

There were no options granted during the three months ended June 30, 2004 and 2003. The above table represents the effects of options vesting during the three month periods, but issued in prior periods.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Net income - as reported	$144	$4,746
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	15	67
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(242)	(318)

Net (loss) income - pro forma	$(83)	$4,495

Basic earnings per share - as reported	$0.03	$0.85
Basic (loss) earnings per share - pro forma	$(0.01)	$0.81

Diluted earnings per share - as reported	$0.02	$0.82
Diluted (loss) earnings per share - pro forma	$(0.01)	$0.78

For purposes of the above pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended June 30, 2004 and 2003, respectively: no dividend yield; expected volatility between 87% and 88%; risk-free interest rate between 3.1% and 3.0%; and an expected five-year holding period for options granted. The weighted average fair value at date of grant of options granted during the nine months ended June 30, 2004 and 2003 was $8.38 and $6.24 per option, respectively.

Comprehensive (Loss) Income (in thousands)

Total comprehensive (loss) income consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(1,079)	$1,259	$144	$4,746
Foreign currency translation gain (loss)	(340)	546	1,465	558

Total comprehensive (loss) income	$(1,419)	$1,805	$1,609	$5,304

Components of Accumulated Other Comprehensive Income (Loss) are:

	June 30, 2004	September 30, 2003
Foreign currency exchange gain	$3,416	$1,951
Pension liability adjustment	(2,694)	(2,694)

Total accumulated other comprehensive income (loss)	$722	$(743)

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

In December 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During the three months ended March 31, 2004, the Company adopted the provisions of SFAS No. 132R (see Note 5), which did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (“VIE”),” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined, and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Reclassifications

Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the current period presentation.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Raw materials	$2,568	$2,142
Work-in-progress	1,247	377
Finished goods	35,590	31,873

Total inventories	$39,405	$34,392

3. Asset-based Credit Facility

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its indebtedness under its former $75 million credit facility. The new facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($556,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($40.1 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases that are defined as percentages of eligible accounts receivable and inventory. At June 30, 2004, the Company had approximately $8.8 million available under this facility. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of 0.375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan, a fee of $500,000 is due. No related provision has been made in the accompanying consolidated financial statements as the Company expects to repay the term loan by December 2004. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus 2.25%. Borrowings under the $5.0 million term loan bear interest at 9.0% per annum, payable monthly. The Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company paid a $450,000 investment-banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing. Total fees incurred in connection with the refinancing were approximately $2.3 million, of which $1.8 million is being amortized over the term of the facility and $550,000 is being amortized over 12 months starting January 1, 2004.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Segment Information

Information on operating segments and a reconciliation to income before income taxes for the three and nine months ended June 30, 2004 and 2003 are as follows (in thousands):

Net Sales by Business Segment:

	Three Months Ended June 30,
	2004			2003
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$14,271	$—	$14,271	$13,327	$—	$13,327
United Kingdom	32,534	—	32,534	32,003	—	32,003
China Manufacturing and Distribution	3,662	3,814	7,476	3,068	2,522	5,590
Eliminations		(3,814)	(3,814)		(2,522)	(2,522)

Total	$50,467	$—	$50,467	$48,398	$—	$48,398

	Nine Months Ended June 30,
	2004			2003
	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$39,150	$—	$39,150	$46,171	$—	$46,171
United Kingdom	108,353	—	108,353	97,403	—	97,403
China Manufacturing and Distribution	10,687	10,097	20,784	10,936	7,701	18,637
Eliminations	—	(10,097)	(10,097)	—	(7,701)	(7,701)

Total	$158,190	$—	$158,190	$154,510	$—	$154,510

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Segment Contribution (Loss):

	Three Months Ended June 30,
	2004	2003
North America	$(3,749)	$(647)
United Kingdom	2,549	3,168
China Manufacturing and Distribution	(86)	88

Subtotal for segments	(1,286)	2,609
Parent/administrative expenses and other	(374)	(671)

Income (loss) before income taxes	$(1,660)	$1,938

	Nine Months Ended June 30,
	2004	2003
North America	$(7,043)	$(2,157)
United Kingdom	10,786	10,354
China Manufacturing and Distribution	(531)	1,369

Subtotal for segments	3,212	9,566
Parent/administrative expenses and other	(2,991)	(2,263)

Income before income taxes	$221	$7,303

Interest Expense (1):

	Three Months Ended June 30,
	2004	2003
North America	$107	$55
United Kingdom	878	620
China Manufacturing and Distribution	15	1

Subtotal for segments	1,000	676
Parent	175	198

Total interest expense	$1,175	$874

	Nine Months Ended June 30,
	2004	2003
North America	$237	$267
United Kingdom	2,213	2,139
China Manufacturing and Distribution	22	2

Subtotal for segments	2,472	2,408
Parent	660	538

Total interest expense	$3,132	$2,946

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Total Assets by asset location:

	June 30, 2004	September 30, 2003
North America (2)	$31,937	$30,036
United Kingdom	99,937	74,585
China (3)	29,346	27,283
Eliminations	(25,632)	(4,629)

Total assets	$135,588	$127,275

Property and Equipment, net:

	June 30, 2004	September 30, 2003
North America (2)	$627	$1,729
United Kingdom	1,956	2,056
China (3)	13,097	12,880

Property and equipment, net	$15,680	$16,665

Expenditures for Additions to Property and Equipment:

	Nine Months Ended June 30,
	2004	2003
North America	$333	$289
United Kingdom	289	372
China (4)	1,216	241

Total expenditures	$1,838	$902

(1)	The interest expense shown for each segment includes interest incurred on inter-segment advances.
(2)	Total assets for North America include parent assets.
(3)	China assets include assets related to both the North America and the China Manufacturing and Distribution segments that are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $1.7 million at June 30, 2004 and September 30, 2003.
(4)	China additions include expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, the Company maintained primary product liability insurance coverage of $1.0 million per occurrence and $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other material terms of the policy remain unchanged. Effective January 9, 2004, the Company renewed its insurance coverage at the same limits; however, the deductible was established at $100,000 per incident. Based on historical experience, the Company has a related accrual of $635,000 as of June 30, 2004. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

The Company is also a defendant in other legal proceedings arising in the ordinary course of its business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Sale and Lease Back of Miami Facility

On February 27, 2004, the Company sold its Miami facility for $2.5 million, which resulted in a gain of $872,000. Simultaneously with this sale, the Company leased back the facility for a period of 10 years at an annual rental of approximately $250,000. This gain has been deferred and is being amortized over the life of the lease on a straight-line basis commencing on March 1, 2004. At June 30, 2004, the deferred gain totaled approximately $843,000, 12 months of which is included in “Other Current Liabilities” and the remainder of which is included in “Accrued Pension and Other Liabilities” in the accompanying balance sheet.

Closing of Mexican Distribution Facility

Mexico Distribution - All of the Company’s warehousing and distribution activities in Mexico ended in July 2004. The Company has paid and expensed $283,000 as of June 30, 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. All employees have been terminated and there are no remaining deferred amounts for severance as of June 30, 2004. Subsequent to their termination, certain key individuals were hired on a consulting basis to finalize the liquidation of inventory, collect accounts receivable and file the required liquidation documents with the government. These consulting fees are charged to operations as period costs. The Company has also provided $374,000 for uncollectible accounts receivable and to reduce inventory to its net realizable value based on management’s estimates of future cash collections related to these assets. Additional provisions for uncollectable accounts receivable may be necessary if future collections realized are less than the Company’s estimates.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Pension Plan

Ring Limited (“Ring”), one of the Company’s United Kingdom subsidiaries, has a defined benefit pension plan (“Ring pension plan”) that covers approximately 750 members formerly associated with Ring. There are no active members in the Ring pension plan. The Ring pension plan is administered externally and professional investment managers hold the assets separately. The Ring pension plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all member’s benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. The Company does not intend to terminate the Ring pension plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million, net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the Ring pension plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase.

The net pension cost for the Ring pension plan are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$53
Interest cost	358	302	1,062	894
Expected return on plan assets	(263)	(207)	(778)	(612)
Amortization of unrecognized net loss	24	77	71	227

Net periodic pension cost	$119	$172	$355	$562

During the three and nine months ended June 30, 2004 and 2003, the Company contributed $145,000 and $430,000, and $182,000 and $539,000, respectively, to the Ring pension plan.

6. Stock Options and Stock Warrants

During the nine months ended June 30, 2004, the Company granted to directors, options to purchase 50,000 shares of common stock of the Company, options to purchase 18,210 shares of common stock were canceled and options to purchase 18,200 shares of common stock were exercised. Options outstanding increased from 691,067 at September 30, 2003 to 704,657 at June 30, 2004.

In March 2004, warrants to purchase 5,486 shares of common stock at $0.05 per share were exercised and warrants to purchase 23 shares of common stock were canceled in a cashless exercise.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per common share (EPS) are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003
Earnings (Loss) Per Share – Basic
Numerator:
Net (loss) income attributable to common stockholders	$(1,079)	$1,259

Denominator:
Weighted average shares outstanding for the period	4,316	4,289
Effect of warrants	1,265	1,270

Weighted average shares used for basic EPS	5,581	5,559

Earnings (Loss) Per Share – Basic	$(0.19)	$0.23

	Three Months Ended June 30,
	2004	2003
Earnings (Loss) Per Share – Diluted
Numerator:
Net (loss) income available to common stockholders	$(1,079)	$1,259

Denominator:
Weighted average shares outstanding for the period	4,316	4,289
Effect of stock options*	—	179
Effect of warrants	1,265	1,319

Weighted average shares used for diluted EPS	5,581	5,787

Earnings (Loss) Per Share – Diluted	$(0.19)	$0.22

*	Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 706,000 (at prices ranging from $1.75 to $26.90) and 239,000 (at prices ranging from $9.49 to $26.90) for the three months ended June 30, 2004 and 2003, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Earnings Per Share – Basic
Numerator:
Net income attributable to common stockholders	$144	$4,746

Denominator:
Weighted average shares outstanding for the period	4,308	4,287
Effect of warrants	1,269	1,270

Weighted average shares used for basic EPS	5,577	5,557

Earnings Per Share – Basic	$0.03	$0.85

	Nine Months Ended June 30,
	2004	2003
Earnings Per Share – Diluted
Numerator:
Net income available to common stockholders	$144	$4,746

Denominator:
Weighted average shares outstanding for the period	4,308	4,287
Effect of stock options*	260	186
Effect of warrants	1,321	1,318

Weighted average shares used for diluted EPS	5,889	5,791

Earnings Per Share – Diluted	$0.02	$0.82

*	Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 165,000 (at prices ranging from $12.49 to $26.90) and 215,000 (at prices ranging from $9.49 to $26.90) for the nine months ended June 30, 2004 and 2003, respectively.

8. Minority Interest

On January 1, 2004, approximately 2.5 million convertible preference shares of Ring held by third parties automatically converted into approximately 1.0 million fully paid common shares of Ring, representing a 2.27 % interest in Ring. As a result of the conversion, minority interest decreased by $385,000. Operating results for the six months ended June 30, 2004 since the conversion, increased the related minority interest $120,000 to $1.1 million after the effect of foreign exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning the following: our expectation of an increase in our future funding of the Ring pension plan; the sufficiency of our allowance for doubtful accounts; the adequacy of our provision for income taxes; our intent to maintain the Ring pension plan for the foreseeable future; our sales to Home Depot in fiscal 2004; our estimates of ocean freight rates; the effects of our refinancing in December 2003 on our weighted average interest rate; our future compliance with the terms and covenants of our asset-based credit facility; the costs of our support programs for a new customer during fiscal 2004; the impact on the operations of the Company’s factory in China if Chinese authorities confiscate adjoining land; and the effect of the resolution of any routine litigation on our financial position or results of operations. In some cases, you can identify “forward-looking statements” by words such as “expects”, “anticipates”, “believes”, “plans”, “intends”, “estimates”, and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on large customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

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

Goodwill - In September 2003, we began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. We assess fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for 2003 did not identify any instances of impairment. However, changes in expectations as to the fair values of the reporting units might impact subsequent years’ assessments of impairment.

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

Comparison of Q3 2004 and Q3 2003

In the following comparison of the results of operations, the three months ended June 30, 2004 and 2003 are referred to as “Q3 2004” and “Q3 2003”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at June 30, 2004 for balance sheet accounts and average exchange rate for statement of operations accounts.

Consolidated Results

Summary - Operating (loss) income was $(462,000) in Q3 2004 compared to $2.4 million in Q3 2003, a decrease of $2.9 million or 119.1%. The decrease resulted from a $2.3 million increase in selling, general and administrative expenses (“SG&A”) and a $580,000 decrease in gross profit. The increase in SG&A expenses and the decrease in gross profit are, in part, due to an investment in retail space and product support in a major retailer by the Company’s North America segment. This investment totaled approximately $3.0 million, of which $1.5 million was charged to current operations as a reduction of net sales and $1.5 million was charged to SG&A expenses. This transaction is discussed more fully in the North America segment. Net (loss) was $(1.1 million) or $(0.19) per diluted share in Q3 2004, compared to net income of $1.3 million or $0.22 per diluted share in Q3 2003, a decrease of $2.3 million.

Net Sales - Net sales increased $2.1 million to $50.5 million for Q3 2004 from $48.4 million for Q3 2003, an increase of 4.3%. The increase was associated with a $531,000, $594,000 and $944,000 increase in net sales in the United Kingdom segment, China Manufacturing and Distribution segment and the North America segment, respectively. Increased sales in the North America segment was primarily due to the impact of an expanded presence in a major retailer that represented a $3.1 million increase in sales for the quarter before the investment charge of $1.5 million. Increased sales in the United Kingdom segment (“UK segment”) are almost entirely attributable to the effect of currency translation that resulted from a decrease in the average value of the United States dollar (“USD”) relative to the Great British Pound (“GBP”) to 1.81 during Q3 2004 from 1.62 during Q3 2003, which more than offset lost volume in its customer base as measured in GBP, its local currency.

Lighting, automotive after-market products and industrial consumables accounted for 69.8%, 23.8% and 6.4%, respectively, of net sales in Q3 2004, compared to 73.4%, 20.8% and 5.8%, respectively, in Q3 2003. Sales made from warehouses constituted 68.0% and 72.3% of our consolidated net sales in Q3 2004 and Q3 2003, respectively. One of the UK segment’s large customers accounted for $6.5 million (12.8%) in Q3 2004 and $8.8 million (18.2%) in Q3 2003, of our consolidated net sales.

Gross Profit - Gross profit decreased $580,000 to $9.7 million in Q3 2004 compared to $10.2 million in Q3 2003, a decrease of 5.7%. Gross profit as a percentage of sales decreased 2.0 percentage points to 19.1% in Q3 2004 from 21.1% in Q3 2003. The decrease in gross profit is primarily attributable to:

(i)	changes in customer allowances;

(ii)	downward pricing pressure, particularly the UK segment; and

(iii)	investment made in a major North America customer for retail space and product support, resulting in a $1.5 million charge to net sales.

The effect of currency exchange rates resulted in a $798,000 increase in gross profit reported in USD, which partially offset the effect of increased costs.

Our annual ocean freight contracts for North America have been renewed through April 30, 2005. Based on the negotiated rates and the current market environment, subsequent to the close of Q3 2004, we anticipate a nominal change in ocean freight rate for North America. We estimate however, that the UK segment will incur an annualized ocean freight rate increase of approximately $205,000. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A - SG&A increased $2.3 million to $10.1 million for Q3 2004 compared to $7.8 million for Q3 2003, an increase of 29.4%. The following individual changes in consolidated SG&A include the currency translation effects of a weaker USD relative to the GBP of $372,000 related to our UK segment. Company-wide areas where SG&A costs were reduced were a $75,000 decrease in depreciation due to reduced capital expenditures and a $9,000 decrease in fees and communications costs. These reductions were more than offset by a $347,000 increase in payroll and benefits; a $233,000 increase in commission expenses; a $159,000 increase in auto and travel expenses to expand our customer base; a $153,000 increase in legal and professional fees; and a $1.5 million increase in other SG&A expenses related to an investment in displays associated with the launch of our products in a major North America customer.

Interest Expense - Interest expense increased $301,000 to $1.2 million in Q3 2004 from $874,000 in Q3 2003, an increase of 34.4%. The increased expense is attributable to a higher weighted average interest rate and higher average outstanding borrowings. Average outstanding borrowings increased $2.4 million to $36.2 million in Q3 2004 from $33.8 million in Q3 2003. Our weighted average effective interest rate increased to 13.0% for Q3 2004 from 10.3% in Q3 2003, primarily as a result of refinancing our credit facility in December 2003.

Foreign Currency - The net foreign currency gain of $17,000 for Q3 2004 is the net result of our foreign subsidiaries operational transactions in USD and the impact of translating their financial statements into USD. Our Canada, Mexico, United Kingdom and China operations incurred net foreign currency loss of $230,000. Our United States operations incurred a foreign currency gain of $247,000 in translating certain United States borrowings from our U.K. subsidiary, which are denominated in GBP.

Income Taxes - The effective income tax rate was 35% for Q3 2004 and Q3 2003. Through September 30, 2003, we did not provide for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2004, we have begun to repatriate a portion of the earnings of our UK segment to the U.S. Our effective worldwide income tax rate is dependent on the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective worldwide tax rate may vary in future periods.

Results By Segment

See Note 4 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary - The North America segment loss increased $3.1 million to $3.7 million in Q3 2004 from $647,000 in Q3 2003.

Net Sales – Net sales for North America increased $944,000 to $14.3 million in Q3 2004 from $13.3 million in Q3 2003, an increase of 7.1%. The increase in net sales volume is primarily attributable to the expanded presence in a major customer.

Gross Profit - Gross profit decreased $557,000 to $1.5 million in Q3 2004 from $2.1 million in Q3 2003, a decrease of 27.1%. Gross profit as a percentage of sales decreased 4.9 percentage points to 10.5% in Q3 2004 from 15.4% in Q3 2003. The decrease in gross profit is primarily attributable to:

(i)	$1.5 million of sales allowances granted to a major customer in exchange for an expanded presence of our products in their stores;

(ii)	increased product costs;

(iii)	discounted product sales in connection the closing of unprofitable Mexican operations, partially offset by recovery of inventory provisions; and

(iv)	continued increased investment in product development.

Improvement in inventory provisions partially offset the effect of the above factors. In Q3 2004, we recorded estimated inventory provisions of $79,000 compared to $228,000 in Q3 2003. Inventory provisions are made based upon management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The inventory provisions in Q3 2003 reflected our U.S. operating company’s move into a smaller distribution facility coupled with our program to market slow moving inventory at reduced prices. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation.

SG&A - SG&A increased $1.9 million to $4.5 million in Q3 2004 from $2.6 million in Q3 2003, an increase of 73.5%. The increase consisted primarily of a $1.5 million investment in product launch and support costs related to an expanded presence at a major customer, plus $202,000 in commissions and $189,000 for bad debt provision related to the closing of unprofitable Mexican operations.

Foreign Currency – The impact of net foreign currency fluctuations resulted in a $160,000 loss for Q3 2004 from a $417,000 gain for Q3 2003, a decrease of $577,000. $490,000 of the decrease is related to Canadian operations that recorded a weakening of the Canadian dollar relative to the USD in Q3 2004 compared to a gain in Q3 2003.

Mexico Distribution - All of the Company’s warehousing and distribution activities in Mexico ended in July 2004. The Company has paid and expensed $283,000 as of June 30, 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. All employees have been terminated and there are no remaining deferred amounts for severance as of June 30, 2004. Subsequent to their termination, certain key individuals were hired on a consulting basis to finalize the liquidation of inventory, collect accounts receivable and file the required liquidation documents with the government. These consulting fees are charged to operations as period costs. The Company has also provided $374,000 for uncollectible accounts receivable and to reduce inventory to its net realizable value based on management’s estimates of future cash collections related to these assets. Additional provisions for uncollectable accounts receivable may be necessary if future collections realized are less than the Company’s estimates.

Expansion Programs - We have completed the initial rollout with one major customer to significantly expand our retail presence in their stores. Deliveries began in April 2004. The major customer is a retailer operating over 1,000 store locations in the U.S. market. In exchange for this expanded relationship, which includes dedicated shelf space for private label track lighting in over 800 of their locations, we have provided support programs for product displays, product buybacks, store reset costs and markdown reimbursements, which amounted to $3.0 million for the Q3 2004. The investment in product buybacks and markdown reimbursement support programs was recorded as a period cost and reduced net sales and gross profit by $1.5 million. We also invested in product displays, store reset and other product launch expense programs that increased SG&A expenses by another $1.5 million for Q3 2004.

United Kingdom

Summary - The UK segment contribution decreased $619,000 to $2.5 million in Q3 2004 from $3.2 million in Q3 2003, a decrease of 19.5%.

Exchange rate fluctuations can have a significant translation and economic impact on the UK segment’s results. The UK segment purchases a significant portion of its products in USD and sells primarily in GBP. Therefore, a weakening of the GBP relative to the USD can result in a decrease in the UK segment’s gross profit, due to its inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the USD results in a lower cost of product and higher margin and subjects the UK segment to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities which partially minimize the effect of changes in exchange rates as discussed more fully in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2003. In Q3 2004, the GBP increased in value relative to the USD. The average exchange rate for Q3 2004 was 1.81 USD per GBP compared to an average of 1.62 USD per GBP for Q3 2003.

Net Sales - Net sales increased $531,000 to $32.5 million in Q3 2004 compared to $32.0 million in Q3 2003, an increase of 1.7%. The increase in net sales is attributable to the change in the average currency exchange rate used to translate the UK segment results from GBP to USD. When viewed in its home currency GBP, the UK segment’s net sales were GBP 18.0 million in Q3 2004 and GBP 19.8 million in Q3 2003.

Gross Profit – The UK segment’s gross profit was $7.4 million for both Q3 2004 and Q3 2003. Gross profit as a percentage of sales decreased 0.3 percentage points to 22.9% in Q3 2004 from 23.2% in Q3 2003. The factors that affected gross profit are:

(i)	the effect of currency exchange rates, as discussed below;

(ii)	decreased sales volume;

(iii)	increased customer allowances and downward pricing pressure; and

(iv)	increased warehousing costs.

When viewed in GBP, gross profit declined GBP 446,000 for Q3 2004 compared to Q3 2003. The effect of currency exchange rates resulted a $1.4 million net benefit in gross profit reported in USD, which offset the effect of decreased sales and increased costs. $652,000 of the currency exchange rate net benefit resulted from the UK segment’s operational transactions in purchasing product with USD. $798,000 of the currency exchange rate net benefit resulted from translating the UK segment’s financial statements from GBP to USD.

SG&A - SG&A increased $191,000 to $3.7 million in Q3 2004 from $3.5 million in Q3 2003, an increase of 5.4%. The increase is primarily a result of a currency translation effects that offset a $181,000 net decrease in payroll, payroll related costs and other costs.

Interest Expense - Interest expense increased $258,000 to $878,000 in Q3 2004 from $620,000 in Q3 2003. The increase was attributable to a higher weighted average interest rate due to the refinancing of our credit facility, which was partially offset by lower average outstanding borrowings. In connection with the refinancing of our credit facility in December 2003, the weighted average interest rate increased due to: (i) a 0.25% increase in the margin over base rate; (ii) the use of a different and currently higher base rate; and (iii) a $5.0 million term loan at a fixed rate of 9.0%. In addition, the UK segment has paid all refinancing fees. Weighted average borrowings dropped to $27.6 million for Q3 2004 from $30 million for Q3 2003.

China Manufacturing and Distribution

Summary - The China Manufacturing and Distribution segment lost $86,000 in Q3 2004 compared to a $88,000 contribution in Q3 2003, a decrease of $174,000.

The China Manufacturing and Distribution segment consists of products manufactured or sourced primarily for distributors and retailers in Europe and Asia and to the UK segment. In addition, the segment also provides manufacturing and sourcing support to the North America segment, the results of which are reported in the North America segment. The China Manufacturing and Distribution segment had combined net sales in Q3 2004 and Q3 2003 as shown in the following table (in thousands):

Net Sales
Q3 2004	Q3 2003	Description
$3,662	$3,068	Third party customers in Europe and Asia
3,814	2,522	Distribution to the UK segment

$7,476	$5,590	Total China Manufacturing and Distribution Segment
9,963	8,335	Reported in North America segment

$17,439	$13,925	Combined Asian Manufacturing and Sourcing

Net Sales - Net sales increased $1.9 million to $7.5 million in Q3 2004 compared to $5.6 million in Q3 2003, an increase of 33.9%. The increase in net sales is a result of increased distribution to both the UK segment and third party sales to customers in continental Europe and Asia. The increase in sales is due in part to the UK segment’s effort to increase business with the China factory and Hong Kong sourcing operations. Increases in third party sales were primarily centered on expanding non-European customers. Sales to European customers remained stable.

Gross Profit - Gross profit decreased $27,000 to $715,000 in Q3 2004 compared to $742,000 in Q3 2003, a decrease of 3.6%. Gross profit as a percentage of sales decreased 3.7 percentage points to 9.6% in Q3 2004 compared to 13.3% in Q3 2003. The decrease in gross profit is attributable to (i) competitive pressures in the European market; (ii) reduced pricing to the UK segment and to attract additional Asian customers; (iii) decrease in VAT rebate on export sales; (iv) a change in the mix of manufactured versus sourced products; and (v) increased materials cost.

SG&A - SG&A increased $92,000 to $716,000 in Q3 2004 compared to $624,000 in Q3 2003, an increase of 15.8%, reflecting overall increased costs. Specific increases in SG&A include: (i) bank fees due to invoice factoring; (ii) travel and selling expenses for European sales; and (iii) samples and courier charges.

Comparison of YTD 2004 and YTD 2003

In the following comparison of the results of operations the nine months ended June 30, 2004 and 2003 are referred to as “YTD 2004” and “YTD 2003”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at June 30, 2004.

Consolidated Results

Summary – Operating income decreased $5.7 million to $4.1 million in YTD 2004 compared to $9.8 million in YTD 2003, a decrease of 57.8%. The decrease in operating income resulted from a $4.1 million increase in SG&A and a $1.6 million decrease in gross profit. Net income decreased $4.6 million to $144,000, or $0.02 per diluted share, in YTD 2004 compared to $4.7 million, or $0.82 per diluted share, in YTD 2003.

Net Sales - Net sales increased $3.7 million to $158.2 million in YTD 2004 compared to $154.5 million YTD 2003, an increase of 2.4%. During YTD 2004, lower sales in the North America and China Manufacturing and Distribution segments were offset by increased sales in the UK segment. The decrease in the North America segment is primarily attributable to the loss of a large account in the prior year that has only been partialy offset by the expansion of another major North America retailer. The increased sales in the UK segment is primarily attributable to the effect of currency translation due to the decrease in the average value of the USD relative to the GBP to 1.78 during YTD 2004 from 1.60 during YTD 2003.

Lighting, automotive after-market products and industrial consumables accounted for 71.0%, 22.5% and 6.5%, respectively, of net sales in YTD 2004 compared to 74.9%, 19.2% and 5.8%, respectively, in YTD 2003. Sales made from warehouses constituted 73.7% and 69.0% of our consolidated net sales in YTD 2004 and YTD 2003, respectively. A large UK segment customer accounted for $23.5 million (14.8%) in YTD 2004 and $26.7 million (17.2%) in YTD 2003 of our consolidated net sales. In YTD 2004 and YTD 2003, Home Depot, previously the North America segment’s largest customer, accounted for $920,000 (0.6%) and $12.8 million (8.3%), respectively, of our consolidated net sales. Home Depot has shifted purchases of all core program items to alternate suppliers. We anticipate that our sales to Home Depot for the year ending September 30, 2004 will be significantly less than our sales to Home Depot of $14.1 million for the year ended September 30, 2003.

Gross Profit - Gross profit decreased $1.6 million to $31.2 million in YTD 2004 compared to $32.8 million in YTD 2003, a decrease of 4.9%, and gross profit as a percentage of sales decreased 1.5 percentage points to 19.7% in YTD 2004 from 21.2% in YTD 2003. The decrease in gross profit is primarily attributable to:

(i)	$1.5 million of sales allowances granted to a major customer in connection with product expansion in their stores;

(ii)	increased customer allowances and downward pricing pressure;

(iii)	increased material costs;

(iv)	decrease in China VAT rebate;

(v)	decrease in Mexico profitability due to anticipated closing; and

(vi)	continued increased investment in product development.

The effect of currency exchange rates resulted in a $2.5 million increase in gross profit reported in USD, which partially offset the effect of increased costs. Improvement in inventory provisions, which were increased in YTD 2003 to effect a relocation of the U.S. warehouse and distribution facilities into a smaller facility, also partially offset the decrease in gross profits.

SG&A - SG&A increased $4.1 million to $27.1 million for YTD 2004 compared to $23.0 million for YTD 2003, an increase 17.5%. A $160,000 reduction in SG&A in the United States operating company was more than offset by the $1.5 million charge for product support for expanding our presence in a major North America customer. Company-wide costs were reduced in: (i) depreciation due to reduced capital expenditures; (ii) fees and communications costs; and (iii) bank fees and charges. These reductions were overshadowed by increases in legal settlements, auto and travel expenses to expand our customer base, legal and professional fees and an increase in other SG&A expenses, which includes severance for exiting the Mexican distribution facility. The above individual changes in consolidated SG&A include the currency translation effects of the weakening dollar relative to the GBP of $1.1 million related to our UK segment.

Interest Expense - Interest expense increased $186,000 to $3.1 million in YTD 2004 compared to $2.9 million in YTD 2003, an increase of 6.3%. The increase is attributable to an increased weighted average interest rate. Average outstanding borrowings decreased $633,000 to $37.0 million in YTD 2004 compared to $37.6 million for YTD 2003. The weighted average effective interest rate increased 0.8% to 11.3% in YTD 2004 from 10.5% in YTD 2003, because of the refinancing of our credit facility in December 2003. We anticipate that the weighted average interest rate will increase as a result of: (i) a 0.25% increase in the margin over base rate; (ii) the use of a different and currently higher base rate; and (iii) a $5.0 million term loan at a fixed rate of 9.0%.

Foreign Currency – The impact of net foreign currency fluctuations resulted in a $641,000 loss for YTD 2004 compared to a $500,000 gain for YTD 2003, a decrease of $1.1 million. $600,000 of the decrease is related to Canadian operations that recorded a $627,000 gain in YTD 2003 compared to a stable currency exchange rate in YTD 2004. In addition, in YTD 2004 our U.S. operating company had certain borrowings from our U.K. subsidiary, which were denominated in GBP and, therefore, resulted in a translation loss of $505,000. These borrowings did not exist in YTD 2003.

Income Taxes - The effective income tax rates were 35% for YTD 2004 and YTD 2003. Through September 30, 2003, we did not provide for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ending September 30, 2004, we have begun to repatriate a portion of the earnings of our UK segment to the United States. Our effective income tax rate is dependent on the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective tax rate may vary in future periods.

Results By Segment

See Note 4 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary - The North America segment loss increased $4.8 million to $7.0 million in YTD 2004 from $2.2 million in YTD 2003.

Net Sales – Net sales for the North America segment decreased $7.0 million to $39.2 million in YTD 2004 compared to $46.2 million in YTD 2003, a decrease of 15.2%. The decrease in net sales volume is primarily attributable to the loss of our previously largest customer, Home Depot. Net sales to Home Depot decreased $11.8 million to $920,000 (2.3% of net sales) in YTD 2004 from $12.7 million (27.6% of net sales) in YTD 2003. Excluding Home Depot, our current customer base generated a net sales increase of $4.8 million.

Gross Profit - Gross profit decreased $2.0 million to $4.5 million in YTD 2004 compared to $6.5 million in YTD 2003, a decrease of 31.4%. Gross profit as a percentage of sales decreased 2.7 percentage points to 11.4% in YTD 2004 from 14.1% in YTD 2003. The decrease in gross profit is primarily attributable to:

(i)	$1.5 million of sales allowances granted to a major customer in exchange for an expanded presence of our products in their stores;

(ii)	the $7.0 million decrease in net sales volume;

(iii)	increased product costs; and

(iv)	continuing investment in product development.

Improvement in inventory provisions partially offset the effect of the above factors. In YTD 2004, we recorded estimated inventory provisions of $217,000, compared to $1.7 million in YTD 2003. The increased inventory provisions in YTD 2003 reflected our U.S. operating company’s move into a smaller distribution facility coupled with our program to market such inventory at reduced prices.

SG&A - SG&A increased $2.2 million to $9.8 million in YTD 2004 from $7.6 million in YTD 2003, an increase of 28.7%. The increase consisted primarily of a $1.5 million investment in product launch and support costs related to an expanded presence at a major North America customer, plus $244,000 in commissions and $189,000 for bad debt provision related to the closing of our unprofitable Mexican operations. In YTD 2003, we reduced our accrual for a preferential payment claim by $330,000, with a corresponding reduction in SG&A as a result of the claim being settled for less than originally estimated.

Foreign Currency – The impact of net foreign currency fluctuations resulted in a $81,000 loss for YTD 2004 from a $520,000 gain for YTD 2003, a decrease of $601,000. The decrease is related to Canadian operations that recorded a strengthening of the Canadian dollar relative to the USD in YTD 2003 compared to a relatively stable currency exchange rate in YTD 2004.

United Kingdom

Summary – The UK segment contribution increased $432,000 to $10.8 million in YTD 2004 compared to $10.4 million in YTD 2003, an increase of 4.2%.

In YTD 2004, the GBP increased in value relative to the USD. The average exchange rate for YTD 2004 was 1.78 USD per GBP compared to an average of 1.60 for YTD 2003.

Net Sales - Net sales increased $11.0 million to $108.4 million in YTD 2004 compared to $97.4 million in YTD 2003, an increase of 11.2%. The increase is primarily attributable to the change in the average currency exchange rate used to translate the UK segment results from GBP to USD. When viewed in its home currency GBP, the UK segment’s net sales decreased GBP 110,000 to GBP 60.9 million in YTD 2004 compared to GBP 61.0 million in YTD 2003, a decrease of 0.2%.

Gross Profit - Gross profit increased $1.9 million to $24.8 million in YTD 2004 compared to $22.9 million in YTD 2003, an increase of 8.3%. Gross profit as a percentage of sales decreased 0.6 percentage points to 22.9% in YTD 2004 from 23.5% in YTD 2003. The net increase in gross profit is attributable to:

(i)	the effect of currency exchange rates, as discussed below;

(ii)	increased customer allowances and downward pricing pressure in YTD 2004; and

(iii)	increased warehousing costs.

When viewed in GBP, gross profit decreased GBP 334,000 for YTD 2004 compared to YTD 2003. The effect of changes in the currency exchange rates resulted in a $2.5 million benefit when reported in USD, which more than offsets the net increase in the other factors affecting gross profit translated and reported in USD, listed above.

SG&A - SG&A increased $1.1 million to $11.1 million in YTD 2004 compared to $10 million in YTD 2003, an increase of 10.5%. The increase is primarily a result of currency translation effects.

Interest Expense - Interest expense increased $74,000 to $2.2 million in YTD 2004 compared to $2.1 million in YTD 2003. This increase is attributable to lower average outstanding borrowings offset by 1.9 percentage point increase in the effective rate to 9.8% from 7.9%. Weighted average borrowings dropped $5.9 million to $30.1 million in YTD 2004 compared to $36.0 million in YTD 2003.

China Manufacturing and Distribution

Summary - The China Manufacturing and Distribution segment loss increased $1.9 million to $(531,000) in YTD 2004 compared to segment contribution of $1.4 million in YTD 2003.

The China Manufacturing and Distribution Segment had combined net sales in YTD 2004 and YTD 2003 as shown in the following table (in thousands):

Net Sales
YTD 2004	YTD 2003	Description
$10,687	$10,936	Third party customers in Europe and Asia
10,097	7,701	Distribution to the UK segment

$20,784	$18,637	Total China Manufacturing and Distribution Segment
25,097	30,554	Reported in North American segment

$45,881	$49,191	Combined Asian Manufacturing and Sourcing

Net Sales - Net sales increased $2.1 million to $20.8 million in YTD 2004 compared to $18.6 million in YTD 2003, an increase of 11.5%. The increase is attributable to an increase in production and sourcing to the UK segment, which was offset by decreases in sales to one major customer in continental Europe.

Gross Profit - Gross profit decreased $1.5 million to $1.9 million in YTD 2004 compared to $3.4 million in YTD 2003, a decrease of 44.1%. Gross profit as a percentage of sales decreased to 9.1% in YTD 2004 compared to 18.0% in YTD 2003. The decrease in gross profit is attributable to: (i) competitive pricing pressures in the European market; (ii) higher material costs; (iii) decrease in VAT rebate on export sales; and (iv) decreased factory utilization due to volume and a change in the mix of manufactured versus sourced products.

SG&A - SG&A increased $341,000 to $2.2 million in YTD 2004 compared to $1.9 million in YTD 2003, an increase of 18.2%. The increase in SG&A is primarily attributable to an increase in travel and sales related expenses.

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

Cash Flows and Financial Condition

During YTD 2004, we refinanced our primary credit facility and incurred $2.3 million in loan related fees and also increased our net borrowings by $4.2 million. With the sale of the Miami facility, the Company repaid $1.2 million in other debt (existing mortgage and subordinated debt). Availability under our revolving credit facilities decreased from $23.1 million at September 30, 2003 to $8.7 million at June 30, 2004.

Net working capital decreased to $23.9 million at June 30, 2004 from $28.8 million at September 30, 2003.

Our agreements with our major customers provide for various sales allowances, the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $7.9 million at both June 30, 2004 and September 30, 2003. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

We continually review our business segments to assess their contribution to our business plan. From time to time we explore the sale of certain assets or segments in order to raise cash or reduce debt. There can be no assurance that any such sales will occur or, if they occur, as to the timing or amount of proceeds that such sales may generate.

Revolving Credit and Term Loan Facilities

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its indebtedness under its former $75 million credit facility. The new facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($556,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($40.1 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases that are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of 0.375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. If the $5.0 million term loan is not repaid by the first anniversary of the loan, a fee of $500,000 is due. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus 2.25%. Borrowings under the $5.0 million term loan bear interest at 9.0% per annum, payable monthly. The Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company paid a $450,000 investment-banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing. Total fees incurred in connection with the refinancing were approximately $2.3 million of which, $1.8 million is being amortized over the term of the facility and $500,000 is being amortized over 12 months.

Ring Limited (“Ring”), one of our U.K. subsidiaries, has an arrangement with a U.K. bank which through December 23, 2003 was secured by a standby letter of credit previously issued under the GBP revolving loan facility of our former $75 million credit facility. Ring’s current arrangement with the U.K. bank is secured by standby letter of credit and cash on deposit. The arrangement provides for day-to-day operational cash management, trade letters of credit, bonds and foreign currency forward contracts and transactions. At June 30, 2004, there was $16,000 of restricted cash on hand in respect of this arrangement.

Catalina Lighting Canada (1992), Inc., our Canadian subsidiary (“Catalina Canada”) has a credit facility with a Canadian company that provides USD and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately $5.3 million USD) in the aggregate. The facility matures in December 2004. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bear interest at the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro Industries, Limited, our Chinese subsidiary (“Go-Gro”) has a $41.6 million Hong Kong dollars (approximately $5.3 million USD) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by Catalina Lighting, Inc. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other subsidiaries. This facility is subject to a periodic review by the bank. At June 30, 2004, Go-Gro had used $2.1 of this facility for letters of credit, factoring of accounts receivable and discounting of import invoices.

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

We utilize the revolving portions of our asset-based credit facility entered into in December 2003 to support our operations in the United States and the United Kingdom. Our U.S. operations are also supported to a limited extent by cash flows from our China operations. As of July 29, 2004, we had $8.7 million available under the asset-based credit facility to support U.S. and U.K. operations.

As of June 30, 2004, we were in compliance with the terms and covenants of our asset-based credit facility entered into on December 23, 2003. Although we intend to remain in compliance with the terms and covenants of this asset-based credit facility, there can be no assurances that favorable market conditions will prevail in the future or that we will be able to achieve our projected results so as to permit us to remain in compliance. Moreover, our expenditures may increase in ways that consume our available liquidity and make it more difficult or impossible for us to comply with the terms and covenants of our asset-based credit facility.

Subordinated Notes

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”) an affiliate of Sun Capital Partners, Inc. and other parties. We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to June 30, 2004 was paid in cash and no additional warrants were issued.

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

On February 27, 2004, we repaid $500,000 of the subordinated notes with the proceeds from the sale of the Miami office building.

Other Obligations

We financed the purchase of our corporate headquarters in Miami, Florida with a loan payable monthly through 2004, based on a 15-year amortization schedule, with a balloon payment in March 2004. The loan interest rate was 8% and was secured by a mortgage on the land and building. This loan was repaid on February 27, 2004 in conjunction with the sale of the property.

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under a separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002. The construction was not completed by that date. Moreover, because the construction was not completed by March 2004, the local municipal planning and state land bureau may take back the land use rights for the parcel without compensation and confiscate the structures and attachments. The Company has not begun construction and, during the fourth quarter of 2003, decided not to seek an extension from local authorities. As a result of this decision, the Company recorded a $766,000 provision for impairment of land use rights during the fourth quarter of 2003. There are no structures on this parcel, and should the local authorities confiscate the land, we do not believe there would be any impact on the operations of the factory.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1.0 million per occurrence, $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Effective January 9, 2004, the Company renewed its insurance coverage at the same limits; however the deductible was established at $100,000 for all incidents. Based on experience, we have accrued $635,000 for this contingency as of June 30, 2004. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

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

Ring has a defined benefit pension plan which covered approximately 750 members formerly associated with Ring. There are no active members in the defined benefit plan. The defined benefit plan is administered externally and professional investment managers hold the assets separately. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has announced that it intends to abolish the MFR and to replace it with funding standards individually tailored to the circumstances of plans and employers. In June 2003, the U.K. government announced that (i) solvent employers who choose to terminate their defined benefit pension plans are expected to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the plan in the foreseeable future. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase. We believe that the weighted average assumptions used in the actuarial computations related to the defined benefit pension plan are consistent and reasonable.

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

In December 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of SFAS No.132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During three months ended March 31, 2004, the Company adopted the provisions of SFAS No. 132R (see Note 5 to the condensed consolidated financial statements), which did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (“VIE”),” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined, and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

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

Impact of Inflation and Economic Conditions

The Company has periodically experienced price increases in the costs of raw materials and finished goods from suppliers that reduced the Company’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials and finished goods prices could have an adverse impact on our net sales and income from continuing operations. We have experienced increased prices for raw steel, copper and petroleum based material, such as plastic resins and polyresins, which will result in increased material costs, components and products costs in fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the nine months ended June 30, 2004 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC on December 24, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description
10.35	Second Amended and Restated Incentive Compensation Agreement, dated as of June 14, 2004, by and between Catalina Lighting, Inc. and Robert Varakian.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)	Reports on Form 8-K.

On May 17, 2004, we furnished a report on Form 8-K to report the announcement of our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ Robert Varakian
Robert Varakian
President and Chief Executive Officer

/s/ Gary Rodney
Gary Rodney
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.35	Second Amended and Restated Incentive Compensation Agreement, dated as of June 14, 2004, by and between Catalina Lighting, Inc. and Robert Varakian.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.