Form 10-K
period 2004-09-30
CATALINA LIGHTING INC
filed 2005-01-13
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2004 computed by reference to the closing price of such stock, as quoted on the NASDAQ’s National Market System, was $20.0 million.

The number of shares of the registrant’s common stock outstanding as of the close of business on December 8, 2004 was 4,420,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed by the registrant in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K (this “Form 10-K”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning the following: the shipment of substantially all of our backlog of orders during fiscal 2005; the impact on the operations of the Company’s factory in China if Chinese authorities confiscate adjoining land; our ability to purchase products from alternative Chinese suppliers; the effect of our North American consolidation and our ability to manage effectively the needs of our North American customers the effect of the resolution of any routine litigation on our financial position or results of operations; the utilization of deferred assets before they expire; and our liquidity to meet our needs for fiscal 2005. In some cases you can identify “forward-looking statements” by words such as “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on key customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-K. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.    Business.

General

Catalina Lighting, Inc. designs, manufactures, contracts for the manufacture of, imports, warehouses and distributes a broad line of lighting fixtures and lamps under the Catalina®, Dana®, Ring®, Illuminada® and Aziano®, trade names. See “Trademarks and Licenses”. We also function as an original equipment manufacturer, selling goods under our customers’ private labels. We sell in the United States through a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores, hardware stores and more recently in lighting showrooms. We also sell our products in the United Kingdom, continental Europe, Asia and Canada. Currently, our product line is comprised primarily of hardwire lighting fixtures and portable lamps. We have supplemented our product lines through acquisitions but have remained focused on lighting products. Catalina Lighting, Inc. was incorporated under the laws of the state of Florida in 1974, started selling lighting in 1985, and became a public company in 1988. The Company’s fiscal year ends September 30. Our website is www.catalinalighting.com. Unless otherwise noted, all references to 2004, 2003 and 2002 relate to the fiscal years then ended.

Products

We market a diverse product line, comprised principally of lighting products used primarily in residential and office environments. Our product line consists mainly of two categories: hardwire lighting fixtures and portable lamps. Hardwire lighting fixtures include outdoor/security lighting, recessed and track lighting, wall, vanity and ceiling lights, pendants and chandeliers. Portable lamps include table and floor lamps, torchieres, accent, buffet, desk and task lamps. A smaller percentage of our product line consists of industrial consumables, products for the automotive aftermarket, and train and bus lighting. We develop, manufacture and maintain separate product lines for sale in North America, continental Europe and the United Kingdom due to the different consumer preferences and electrical specifications of each of these markets. We may continue to expand our product lines internally or through acquisitions.

Distribution Methods

We utilize two distribution methods in selling our products: direct and warehouse.

We obtain a significant portion of the lighting products we sell from factories in China. Our direct sales are made either by delivering lighting products to our customers’ common carriers at a shipping point in China or by shipping the products from China directly to our customers’ distribution centers or warehouses. Direct sales are made in large quantities (generally container-sized lots) to customers, who pay pursuant to their own international, irrevocable letters of credit or on open credit with us. Upon receipt of a transferable letter of credit, we may transfer the portion of the letter of credit covering the cost of merchandise to our supplier. The terms of the transfer provide that the supplier may not make draws until we are entitled to be paid pursuant to the terms of the customer’s letter of credit. We have the right to draw upon the customer’s letter of credit once the products are inspected by us or our agents, delivered to the port of embarkation and the appropriate documentation has been presented to the issuing bank within the time periods established by such letter of credit. Our China subsidiary, Go-Gro Industries, Ltd. and its two subsidiary companies (“Go-Gro”), either manufactures or procures most of the products for our North American segment and some of the products for our United Kingdom segment. Go-Gro also sells to its own customers in Asia and Europe. For 2004 and 2003, 26% and 29%, respectively, of consolidated net sales were attributable to direct sales.

We also purchase products for subsequent resale and distribute them through our warehouses. Our cost of products includes the cost of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products, and therefore warehouse sales usually command higher per unit sales prices than direct sales of the same items. In 2004 and 2003, warehouse sales accounted for 74% and 71%, respectively, of consolidated net sales. The increase in the percentage of warehouse sales for 2004 is primarily attributable to an increase in sales by our United Kingdom subsidiaries, as the majority of their business is warehouse sales and their percentage of sales as compared to the entire Company has grown when compared to the prior year. The bulk of this increase is related to currency fluctuations. In May 2002, we relocated our U.S. warehouse facilities to a leased 128,000 square foot warehouse in Tupelo, Mississippi from a 473,000 square foot warehouse facility in Baldwyn, Mississippi, which we sold. We own and lease various warehouse facilities in the United Kingdom. We also lease warehouse facilities in Toronto, Canada.

The relative proportion of our sales generated by each method of distribution is dependent upon customer buying preferences. Purchasing on a direct basis generally allows the customer to pay a lower per unit price than purchasing the same items from the warehouse, but such method typically requires the customer to purchase in greater quantities and thus assume the costs, risks and liquidity requirements associated with holding larger inventories. Customer buying preferences are influenced by a number of business, economic and other factors. The underlying factors driving customer-buying preferences often vary from customer to customer and are subject to change. The trend with respect to our larger U.S. customers has been an increase in their direct business and a reduction in their warehouse purchases.

Business Segments

During the fourth quarter of fiscal 2002, we changed the way we manage our business and view our reportable segments. We now manage our business on the basis of three reportable segments, North America, the United Kingdom, and China Manufacturing and Distribution.

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

United States—Catalina Industries, Inc. (“Catalina Industries”)

Canada—Catalina Lighting Canada (1992), Inc. (“Catalina Canada”)

Mexico—Catalina Lighting Mexico S.A. de C.V. (“Catalina Mexico”)

China—the manufacturing and sourcing activities of Go-Gro as they relate to intercompany sales

Due to weakening sales performance and increasing losses, we ceased all operations of Catalina Mexico during 2004. —See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

United Kingdom consists of Ring Limited, its seven principal trading subsidiary companies and its parent holding company, Catalina International Limited (“Ring”). We added the United Kingdom as a primary business segment with the acquisition of Ring in 2000.

China Manufacturing and Distribution consists of the sale of products manufactured or outsourced by Go-Gro primarily to third party distributors and retailers in Europe and Asia and to Ring.

All prior period segment information has been restated to reflect this change in the reportable segments.

Sales (in thousands) for each primary segment for the fiscal years ended September 30, 2004, 2003 and 2002 are set forth in the table below.

	2004	2003	2002
North America	$51,504	$60,245	$87,378
United Kingdom	144,518	127,733	114,798
China Manufacturing and Distribution	26,731	24,345	26,828
Inter-segment eliminations	(12,919)	(10,306)	(8,738)

	$209,834	$202,017	$220,266

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of Notes to Consolidated Financial Statements for financial information by primary business segment.

North America

The distribution companies of the North America segment design, import, warehouse and distribute hardwire lighting fixtures and portable lamps in the United States and Canada to major retailers, including home centers, office superstore chains, mass merchandisers, discount department stores, hardware stores, warehouse clubs and lighting showrooms. Order entry, customer service and other support functions for this segment are performed at the following locations:

United States—Corporate headquarters in Miami, Florida and warehouse facility in Tupelo, Mississippi

Canada—Warehouse and office facility in Toronto, Ontario

We had maintained a warehouse and office facility outside of Mexico City. However because of significant losses, we ceased operations in Mexico during 2004. —See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In November 2002, Catalina Industries began leasing a 128,000 square foot facility located in Tupelo, Mississippi. Catalina Canada leases distribution and office facilities of 97,000 square feet.

The distribution companies of the North America segment sell their products under the Catalina®, Dana®, Illuminada® and Aziano® trade names and their customers’ private labels. These companies market a diverse product line used primarily in residential and office settings. This segment’s product line consists mainly of two categories: hardwire lighting fixtures and portable lamps. Hardwire lighting fixtures include outdoor/security lighting, recessed and track lighting, wall, vanity and ceiling lights, pendants and chandeliers. Portable lamps include table and floor lamps, torchieres, accent, buffet, desk and task lamps. In 2004 and 2003, Home Depot accounted for 1.9% and 23.4% of North America sales, respectively. Home Depot has shifted purchases of all core program items to alternate suppliers. The North America segment has two significant customers, a large discount retailer and a large home improvement retailer, which accounted for 33.1% and 10.6%, respectively, of this segment’s sales in 2004 and 27.4% and 6.2%, respectively, of this segment’s sales in 2003.

Go-Gro, our China manufacturing and sourcing subsidiary, provides substantially all of the products for this segment’s distribution companies. The products are manufactured by Go-Gro or purchased from other factories in China. The distribution companies of this segment arrange for the shipment of their products directly from Go-Gro or other factories to the customers’ distribution centers or stores. They also sell and ship from their warehouse facilities. See “Distribution Methods”.

The distribution companies of North America compete on the basis of service, price and scope of product offerings. See “Strategy”. The industry is highly fragmented, with no one competitor or small group of competitors possessing a dominant market position. See “Competition”.

At December 8, 2004 and 2003, the backlog of orders for the distribution companies of this segment amounted to $9.3 million and $5.2 million, respectively. Substantially all of the backlog of orders for 2003 were shipped in 2004. Although the customer prior to shipment could cancel any of the 2004 orders, we believe, based upon experience, that substantially all of them will be shipped during fiscal 2005.

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

United Kingdom

We acquired Ring on July 5, 2000. Ring is a wholesaler and distributor headquartered in Leeds, England consisting of seven principal trading companies comprising three operating divisions: Ring Lighting, Ring Automotive and Consumables. These divisions are engaged in the sale of lighting, automotive after-market and industrial consumable products primarily in the United Kingdom.

Ring Lighting, a division of our subsidiary Ring Lamp Company Ltd., sells a product line of lamps and lighting fixtures comparable to that offered in North America. These products are sold primarily from warehouse facilities under the Ring trade name or the customers’ label to a variety of retailers in the United Kingdom, including home centers and mass merchandisers. B&Q, a subsidiary of Kingfisher PLC, is the largest customer of this division. Sales to three significant customers, B&Q, Focus and a large retailer comprised 20.9%, 14.7% and 11.9% of this segment’s consolidated sales for 2004, respectively and 25.9%, 12.1% and 12.2% of this segment’s consolidated sales for 2003, respectively. Ring Lighting competes on the basis of service, product range and price, and does not believe any competitor has a dominant position in the lighting markets it serves. Ring Lighting comprised 57.8% and 59.5% of Ring’s consolidated sales for 2004 and 2003, respectively. Hardwire lighting fixtures and portable lamps accounted for 51.6% and 6.1%, respectively, of Ring’s sales for 2004.

Ring Automotive consists of the automotive division of Ring Lamp Company Ltd. and four other subsidiaries: Grove Products (Caravan Accessories) Ltd., Lighten Point Corporation Europe Ltd., Lancer Products Ltd. and BMAC Ltd. These companies sell an extensive line of products under each company’s trade name or under their customers’ private label, to the caravan, train and automotive aftermarket. Products sold include replacement headlights, auxiliary lighting products, caravan accessory systems, flashlights, flasher units and relays, windshield wiper blades and washer pumps, engine and suspension components and other automotive electrical components. In addition, BMAC sells lighting used in the manufacture of trains and buses. A number of competitors are present in each segmental market of this division including manufacturers and other U.K. distributors and importers, but we believe that no competitor has a dominant position in these markets other than H Burden Ltd. in the caravan sector. Ring Automotive competes on the basis of service, product range and price. Ring Automotive comprised 32.6% and 31.1% of Ring’s consolidated sales for 2004 and 2003, respectively.

Van-Line Ltd. and Arctic Products Ltd. form Ring’s Consumables division. Van-Line is a leading supplier of workshop consumables and branded tools to independent distributors. Arctic Products sells portable pipe freezing equipment and a variety of products for the plumbing and gas industry, including smoke alarms, carbon monoxide detectors, soldering sprays and pressurized air cans. Approximately 9.6% and 9.4% of Ring’s consolidated sales were generated in the Consumables division for 2004 and 2003, respectively.

Ring purchases its products from suppliers (including Go-Gro) located worldwide, including China, the United Kingdom and continental Europe, with China being the dominant supply source. Purchases from China suppliers, including Go-Gro, accounted for 50.6% and 48.0% of Ring’s purchases for 2004 and 2003, respectively. A wide variety of competitors exist for Ring including U.K., European and Chinese manufacturers and other U.K. distributors and importers.

Ring’s business is somewhat seasonal, with slightly more sales occurring in the fall and winter months.

At December 8, 2004 and 2003, Ring’s backlog of orders amounted to $7.9 million and $8.3 million, respectively. Substantially all of the backlog of orders for 2003 were shipped in 2004. Although the customer prior to shipment could cancel any of the 2004 orders, we believe, based upon experience, that substantially all of these orders will be shipped during fiscal 2005.

China Manufacturing and Distribution

Go-Gro manufactures a wide range of products, including lamps, recessed lighting fixtures and track lighting fixtures. Go-Gro maintains administrative offices in Hong Kong and owns a manufacturing facility in the Guangdong Province of China. The raw materials and components essential to Go-Gro’s manufacturing process are purchased from distributors and manufacturers located in various countries as follows: plastic resin (Germany, Japan, Korea and Taiwan), steel (Korea, Japan, Taiwan), cable (China, Korea, Italy and Germany), light bulbs (China, Taiwan, Germany, Spain and United States) and various other components (China, Europe, United States, Taiwan and others).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2004. No construction was begun and consequently, the local municipal planning and state land bureau is now permitted to take back the land use rights for the parcel without compensation. During the fourth quarter of 2003, when we decided not to seek an extension of the March 20, 2004 deadline from local authorities, we recorded a $766,000 provision for impairment of land use rights. There are no structures on this vacant parcel, and should the local authorities confiscate the land, we do not believe there would be any impact on the operations of the factory. On December 2, 2004, the Company entered into an agreement to assist a third party in acquiring the land use rights for this parcel.

In addition to its sales to North America, which are included in the North America segment, Go-Gro sells directly for its own account primarily to European distributors and retailers, Asian retailers and to Ring. Go-Gro manufactures the majority of all of the products sold by this segment. Sales were $26.7 million and $24.3 million in 2004 and 2003, respectively. Sales to third parties were $13.8 million and $14.0 million in 2004 and 2003, respectively, while intercompany sales to Ring were $12.9 million and $10.3 million in 2004 and 2003, respectively. At December 8, 2004 and 2003, Go-Gro’s backlog of orders to third parties amounted to $2.8 million and $2.7 million, respectively. Substantially all of the backlog of orders for 2003 were shipped in 2004. Although the customer prior to shipment could cancel any of the 2004 orders, we believe, based upon experience, that substantially all of these orders will be shipped during fiscal 2005.

Strategy

During 2004, the Company made the following strategic decisions, which we believe will enable us to increase our sales and reduce costs:

Marketing / Manufacturing Efforts—We realigned our marketing efforts to coincide more closely with our manufacturing capabilities. We increased our design and marketing of task, track, and recessed lighting products, all of which are currently produced in our manufacturing facility in China. With greater coordination of our marketing and manufacturing efforts, we have seen significant new placement of these products at our retail customers. In addition, we have had an improvement in the utilization rates of our manufacturing facility.

North American Consolidation—We consolidated our U.S. and Canadian sales and marketing departments into one unified team. Our combined North American sales and marketing team has permitted us to be able be better utilize available management talent and reduce our selling, general and administrative expenses of our North America segment. In particular, in areas where retailers have divisions in both the U.S. and Canada, we believe that we are now in a better position to manage effectively the needs of those customers.

Mexico—We discontinued our Mexican operations because they were not profitable. In addition to the financial impact of this action, the closure allows us to focus on our operations with more long-term potential. We are currently in negotiations with a Mexican distributor to purchase products on a direct basis from Go-Gro and sell to our former customers in Mexico.

Export Sales—We emphasized the importance on securing export sales on a direct basis from our China manufacturing facility, as we believe that such export sales present a good opportunity to increase factory utilization and contribution

Channel Strategy—We restructured our North America sales efforts to match our four main channels of distribution: mass; office and specialty; home centers; and lighting showrooms. This realignment has started to show signs of positive movement as the Company has increased its market share in the office superstore channel and the home center channel. We also began sales into the showroom channel during 2004.

Two Tier Selling—We emphasized our ability to provide a two-tier selling option. As both a manufacturer and an importer, the Company offers its customers the option of buying direct from a factory (either owned by the Company or outsourced from a third party), or purchasing domestically from one of the company’s warehouses in the United States, Canada, or the United Kingdom.

Global Design—We coordinated our global product design and development efforts. The Company recognizes that it is operating in an increasingly global environment with many customers now operating stores in multiple countries, and with consumers more mobile and transient then ever before. To address these opportunities, the Company has added full time design staff in both the United States and the United Kingdom and has increased the number of joint development projects.

Dependence on China

During 2004, we obtained approximately 66.0% of the lighting products we sold from factories located in China. We manufactured a portion of these products at Go-Gro and purchased the remainder from independent suppliers.

In 2004 and 2003, Chinese suppliers, other than Go-Gro, accounted for approximately 46.2% and 45.6%, respectively, of the total products we either purchased or manufactured. One supplier accounted for approximately 11.7% of the total products we either purchased or manufactured in 2004 and 11.4% in 2003. Purchases from Go-Gro and the top five Chinese independent suppliers comprised 43.7% and 44.3% of the total of the products we either purchased or manufactured for 2004 and 2003, respectively.

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

We have obtained a political risk insurance policy issued by the Multilateral Investment Guarantee Agency, a member of the World Bank Group, in the amount of $14.4 million covering existing assets of JES in China. The policy is a long-term non-cancelable guarantee covering the risks of expropriation and war and civil disturbance. Our net assets in Company subsidiaries located in China amounted to $19.3 million at September 30, 2004.

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

Independent Safety Testing and ISO 9001 Certification

As part of our marketing strategy, we voluntarily submit our products to recognized product safety testing laboratories in the countries where we market our products. Such laboratories include Underwriters Laboratories (UL) in the United States, Specialised Technology Resources in Great Britain, Association Nacional de Normalization y Certification del Sector Electrico (ANCE) in Mexico and various European electrical testing organizations. If the product is acceptable, the laboratory issues a report, which provides a technical description of the product. In the United States, it also provides our suppliers with safety production standards to follow in producing the products and periodically conducts inspections at such suppliers’ facilities for compliance. Consumers generally recognize electrical products that are manufactured in accordance with safety certification marks as safe products. Such certification marks are often required by various governmental authorities to comply with local codes and ordinances. We do not anticipate any difficulty in maintaining the right to use the listing marks of these laboratories.

Go-Gro’s manufacturing operations have been certified as meeting ISO 9001 standards. ISO (the International Organization for Standardization) first published its quality assurance and quality management standards in 1987 and updated them most recently in 2000. ISO 9001 standards and certification facilitate international commerce by providing a single set of quality standards for both product and service oriented organizations that are recognized and respected throughout the world. In addition, Go-Gro’s operations have passed audits conducted by independent organizations, such as Cal Safety Compliance Corporation (CSCC), Merchandise Testing Laboratories (HK) Ltd. (MTL) and others, hired by our major customers. The audits cover human rights and environmental aspects, among other things, and the standards are based on China’s local regulations.

Product Liability

We are engaged in a business that could expose us to possible claims for injury resulting from the failure of our products to function as designed or from other product defects. We maintain primary product liability insurance coverage of $1 million per occurrence, $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $50 million in insurance coverage. The primary insurance coverage requires us to self-insure for a maximum amount of $100,000 for all incidents. No assurance can be given that the claims will not exceed available insurance coverage or that we will be able to maintain our current level of insurance.

Trademarks and Licenses

Our trademarks, Catalina®, Dana®, Illuminada® and Aziano®, are registered in the United States, Canada, China and Mexico as well as in numerous countries in the European Community. In addition, the Ring® trademark is registered in the United Kingdom and most of the European Community.

Employees

As of September 30, 2004, we employed approximately 95 people in the United States and Canada, 414 people in the United Kingdom, and our China operations employed approximately 1705 people. None of our employees are represented by a collective bargaining unit and we believe that our relationships with our employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

We operate in the United States, the United Kingdom, Canada, and China. Our primary operating segments are located in North America, the United Kingdom and China. These operating segments generally follow the management organizational structure of the Company. Net sales to external customers by North America-based operations are made primarily into the United States and Canada. Net sales to external customers by U.K.-based operations are made primarily into the United Kingdom. Net sales to external customers by China-based operations are made primarily into Europe. See Note 18 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of December 8, 2004 with respect to our executive officers:

Name	Age	Position With the Company
Robert Varakian	49	President, Chief Executive Officer and Director
Gary Rodney	55	Chief Financial Officer and Secretary

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

Gary Rodney has served as our Chief Financial Officer and Secretary since February 2004. Prior to joining the Company, Mr. Rodney was president of InfoQuest Technologies, a business and technology-consulting firm, since he founded it in September 2002. Prior to that, he served as VP of Business Support of Holiday RV Superstores, a publicly traded national distributor of RV and marine products from February 2000 to September 2002. Prior to that, Mr. Rodney served as chief financial officer of Command Software, a private software manufacturer, from August 1997 to October 1999.

Item 2.    Properties.

The following table sets forth details about our offices, manufacturing plants and warehouse facilities as of September 30, 2004:

Location	Facility	Leased/Owned
Catalina Industries/United States:
Miami, FL	headquarters/office	leased
Tupelo, MS	warehouse	leased

Go-Gro/China:
Hong Kong	office	leased
Shenzhen	warehouse/dormitories manufacturing plant/office warehouse/dormitories	owned(1)

Ring/United Kingdom:
Leeds	office/warehouses	leased
Hyde	office/warehouse	owned
Walsall	office/warehouse	leased
Corby	office/warehouse	leased

Other:
Toronto, Canada	office/warehouse	leased

(1)	We have purchased underlying land use rights, which terminate in 2042.

We believe all of our properties are suitable for our operations.

Item 3.    Legal Proceedings.

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. We maintain primary product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $50 million in insurance coverage. The primary insurance policy requires us to self-insure for $100,000 for all incidents. Based on experience, we have accrued $711,000 for this contingency as of September 30, 2004. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

We are also a party to routine litigation incidental to our business. We believe the ultimate resolution of any such legal proceedings will not have a material adverse effect on our financial position or annual results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From June 24, 2002 to October 17, 2002, our common stock was listed on the NASDAQ SmallCap Market under the trading symbol “CALA”. Effective October 18, 2002, our common stock commenced trading on the NASDAQ National Market.

The following table presents: (i) the quarterly high and low sales prices from October 1, 2002 to October 17, 2002 (based on the last daily sale), while the common stock was traded on the NASDAQ SmallCap Market; and (ii) the quarterly high and low sales prices (based on the last daily sale) from October 18, 2002 to September 30, 2004, while the common stock was trading on the NASDAQ National Market.

	High	Low
Fiscal Year Ended September 30, 2003
First Quarter	$11.40	$6.15
Second Quarter	9.92	6.08
Third Quarter	10.50	8.00
Fourth Quarter	12.70	9.26

Fiscal Year Ended September 30, 2004
First Quarter	$13.15	$10.00
Second Quarter	12.90	11.00
Third Quarter	12.50	9.92
Fourth Quarter	10.90	8.61

As of December 31, 2004 there were approximately 72 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

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

	At or For the Years Ended September 30,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)
	(in thousands, except per share data)
Net sales	$209,834	$202,017	$220,266	$234,786	$202,630
Net (loss) income	$(5,955)	$4,990	$859	$(18,347)	$2,845
Basic (loss) earnings per share	$(1.07)	$0.90	$0.18	$(10.22)	$2.01
Diluted (loss) earnings per share	$(1.07)	$0.86	$0.18	$(10.22)	$1.84
Total assets	$134,944	$127,275	$131,214	$146,097	$167,971
Long-term borrowings	$25,710	$27,086	$32,414	$51,240	$6,888

On April 8, 2002, the Company effected a one-for-five reverse stock split. Earnings (loss) per share amounts have been restated retroactively for the reverse stock split. Certain amounts presented above for prior years have been reclassified to conform to the current year’s presentation. No cash dividends were declared during the five-year period ended September 30, 2004.

(1)  Includes $5.8 million in goodwill impairment, $917,000 in severance and $3.6 million charge to secure shelf space in a major retailer.

(2)  Includes $474,000 in severance and a $766,000 provision for impairment of land use rights.

(3)  Includes $624,000 in severance, a net charge of $869,000 related to sale of property and equipment, and a $959,000 charge from a litigation settlement, as well as $216,000 of income from the settlement of an insurance claim.

(4)  Includes a $2.6 million charge to settle executive management contracts, $1.2 million in severance and office closing costs, other income of $714,000 from the settlement of litigation and a provision of $5.0 million for a valuation allowance on deferred tax assets.

(5)  Includes a $500,000 charge to close the Boston office, a $788,000 charge related to the reorganization of executive management and assets and liabilities acquired upon the acquisition of Ring on July 5, 2000 and the operating results for Ring for the period July 5, 2000 to September 30, 2000. Long-term borrowings reflect the classification of all borrowings under our former $75 million credit facility as current liabilities at September 30, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

Results of Operations

In the following comparison of the results of operations, our fiscal years ended September 30, 2004, 2003 and 2002 are referred to herein as “2004”, “2003” and “2002”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at September 30, 2004.

Comparison of Fiscal Years Ended September 30, 2004 and 2003

Consolidated Results

Summary—We had an operating loss of $(689,000) in 2004 compared to operating income of $10.4 million in 2003. The 2004 operating loss includes an impairment charge for goodwill in the North America segment of $5.8 million, a display and buyback charge of $3.6 million for a large home improvement retailer and severance charges of $917,000 related primarily to our operations in Asia and Mexico. The 2003 operating income reflects a charge related to the impairment of land use rights of $766,000. Net loss in 2004 was $(6.0) million, or $(1.07) per diluted share, compared to a profit of $5.0 million, or $0.86 per diluted share, in 2003.

Net Sales—Net sales were $209.8 million in 2004 compared to $202.0 million in 2003. Increased sales in the United Kingdom segment were partially offset by lower sales in the North America segment. Lower sales in the North America segment are primarily a result of the loss of $12.7 million in sales to Home Depot, which was partially offset by increased sales to a large home improvement retailer and the addition of new customers. Closure of the Mexico operations accounted for $1.5 million of the decrease in sales in the North America segment. Increased sales in the United Kingdom are primarily attributable to an increase in the average value of the Great British Pound (“GBP”) relative to the U.S. dollar from 1.60 during 2003 to 1.79 during 2004, which resulted in higher sales as a result of translation, as well as growth in our United Kingdom segment’s automotive division.

Portable lamps, hardwire lighting fixtures, automotive after-market products and industrial consumables accounted for 57.0%, 13.9%, 22.5% and 6.6%, respectively, of our consolidated net sales in 2004 compared to 53.8%, 21.0%, 19.4% and 5.9%, respectively, in 2003. Sales made from warehouses constituted 74.0% and 70.5% of our consolidated net sales in 2004 and 2003, respectively. In 2004 and 2003, Ring’s largest customer, B&Q, a subsidiary of Kingfisher PLC, accounted for $30.8 million (14.7%) and $34.2 million (16.8%), respectively, of our consolidated net sales. In 2004 and 2003, Home Depot accounted for $953,000 (0.5%) and $13.7 million (6.8%), respectively, of our consolidated net sales. The decrease in sales to Home Depot in 2004 also accounted for most of the decrease in our hardwire sales in 2004.

Gross Profit—Gross profit in total dollars was $40.9 million in 2004 compared to $41.6 million in 2003, and gross profit as a percentage of consolidated net sales was 19.5% in 2004 compared to 20.6% in 2003. The decrease in gross profit dollars was primarily attributable to decreases in net sales in the China Manufacturing and Distribution and North America segments, which were partially offset by an increase in net sales in the United Kingdom segment. The United Kingdom segment’s increase in gross profit dollars was primarily attributable to currency translation.

The decrease in gross profit as a percentage of consolidated net sales is attributable to:

(i) a $1.9 million investment we made in 2004 for retail space and an expanded presence in a large home improvement retailer;

(ii) changes in customer allowances and downward pricing pressure primarily in the China Manufacturing and Distribution segment; and

(iii) rising costs of production and raw materials that we were unable to recover due to competitive pressures.

These factors were partially offset by:

(i) the strengthening of the GBP relative to the U.S. dollar, which effectively decreased Ring’s cost of products sold and increased the amount of Ring’s translated gross profit; and

(ii) reduced inventory provisions for slow moving inventory.

The charge to operations for slow moving inventory was $1.1 million in 2004 compared to $2.9 million in 2003. The inventory provision in 2003 reflected a higher charge to write down increased quantities of slow moving inventory to their net realizable value. Future downward changes in estimated selling prices and additional required provision for slow moving inventory could reduce our future profitability.

Our annual ocean freight contracts for North America have been renewed through April 30, 2005 with only a nominal increase. Based on the negotiated rates and current market environment, we estimate that the United Kingdom segment will not incur any appreciable annualized rate increase for our freight contracts. However, given the competitive nature of the ocean freight market, actual rates could significantly change either favorably or unfavorably.

SG&A—Selling, general and administrative expenses (“SG&A”) were $35.0 million in 2004 compared to $30.0 million in 2003. The increase is primarily attributable to increases in our North America and United Kingdom segments.

Expense categories of SG&A in which we experienced significant increases included:

(i)  other expenses increased $2.7 million, primarily in our North America segment as a result of, among other things:

a.   $1.7 million in expenses related to our expanded retail presence at a large home improvement retailer;

b.  $500,000 in expenses associated with the closing of Catalina Mexico, primarily for inventory liquidation and collection allowances;

(ii)  payroll and benefits increased by $759,000, which was primarily due to the strengthening GBP in the United Kingdom segment, but which was partially offset by reductions in employees in the North America and China Manufacturing and Distribution segments; and

(iii)  additional legal and professional fees and settlements of $1.2 million primarily associated with investigating business opportunities and a favorable legal settlement in 2003,which reduced SG&A in that year.

The expense categories with increases in 2004 were partially offset by a decrease in depreciation in:

(i)  our North America segment as a result of the sale and lease back of our corporate headquarters building in Miami, Florida; and

(ii)  a decrease in our China Manufacturing and Distribution segment as a result of maturing equipment.

Increases in expenses in the United Kingdom segment overall are mainly attributable to $1.6 million in translation exchange fluctuations.

Goodwill—In the quarter ended September 30, 2004, we performed our annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of our North America segment’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $5.8 million. We reported this impairment charge as a separate item in our consolidated statement of operations for 2004.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the testing for impairment of goodwill is performed in two steps: first, potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount (including goodwill); and second, if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its implied fair value. We assess fair value based upon a combination of valuation methodologies applied to each reporting segment.

The implied fair value of goodwill for the North America segment was determined by allocating the fair value of the North America segment to all of our assets and liabilities of the North America segment. Any excess of fair value over the amount allocated represents implied fair value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment. Thus, the carrying amounts of assets and liabilities are not affected. The fair value of the individual assets (liabilities) is the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction not involving a forced or liquidating sale. In our process of allocating the fair value to our North America segment’s tangible assets and identifiable intangible assets and liabilities, we determined that the implied value of goodwill (the residual) was zero.

In the quarter ended September 30, 2004, we also evaluated the carrying value of $3.8 million of goodwill recorded in our China Manufacturing and Distribution segment. Due to restructuring and recovery programs we recently initiated in this segment, the average results of applying our evaluation tests indicated that the goodwill in our China Manufacturing and Distribution segment is not impaired as of September 30, 2004. However, should management’s future expectations and restructuring efforts prove less effective than anticipated or other triggering events occur, we will reevaluate the goodwill in our China Manufacturing and Distribution segment. The results of any future evaluation may indicate full or partial impairment resulting in a charge to future operations.

We incurred severance costs of $917,000 in 2004 compared to $474,000 in 2003. The costs incurred in 2004 relate to the termination of 72 employees primarily in the North America and China Manufacturing and

Distribution segments as a result of our continuing efforts to restructure our business. Closing our Mexico operations accounted for $339,000 of 2004 severance costs. The severance costs incurred in 2003 relate to the termination of 55 employees primarily in the United States and China.

During the three months ended September 30, 2003, we recorded a charge of $766,000 related to the impairment of land use rights as a result of our decision not to construct non-production related buildings at our Chinese manufacturing facility. See “Capital Expenditures” for further discussion.

Interest—Interest expense was $4.3 million in 2004 compared to $3.7 million in 2003. This increase is attributable to higher average outstanding borrowings and a higher weighted average interest rate in 2004. Average outstanding borrowings increased in 2004 primarily as a result of increased China Manufacturing and Distribution segment operating losses, higher working capital needs and increased corporate funding requirements. The weighted average effective interest rate increased in 2004 primarily as a result of the refinancing of our former U.S. based $75 million credit facility, which we replaced with a higher rate facility based in the United Kingdom in December 2003.

On February 27, 2004, the Company sold its Miami facility for $2.5 million, which resulted in a gain of $872,000. Simultaneously with this sale, the Company leased back the facility for a period of 10 years at an annual rental of approximately $250,000. This gain has been deferred and is being amortized over the life of the lease on a straight-line basis, which amortization commenced on March 1, 2004. At September 30, 2004, the deferred gain totaled approximately $821,000, of which $87,200 is included in “Other Current Liabilities” and the remainder of which is included in “Other Liabilities” in the accompanying balance sheet.

Foreign Currency—The net foreign currency loss of $596,000 in 2004 included foreign currency gains (losses) for our United Kingdom, Canadian, Mexican and Chinese operations and U.S. corporate borrowings of $20,000, $177,000, ($37,000), ($250,000) and ($506,000), respectively. The foreign currency gain for our Canadian operations reflects an appreciation of the Canadian dollar against the U.S. dollar from 1.35 Canadian dollars to 1.0 U.S. dollar at September 30, 2003 to 1.26 Canadian dollars to 1.0 U.S. dollar at September 30, 2004. U.S. corporate foreign currency loss originates as a result of borrowings from our United Kingdom lenders denominated in GBP. The net foreign currency gain of $678,000 in 2003 included foreign currency gains (losses) for our Canadian, Mexican and Chinese operations of $808,000, ($116,000) and ($14,000), respectively. The foreign currency gain of $808,000 for our Canadian operations reflects an appreciation of the Canadian dollar against the U.S. dollar from 1.59 Canadian dollars to 1.0 U.S. dollar at September 30, 2002 to 1.35 Canadian dollars to 1.0 U.S. dollars at September 30, 2003.

Other—Other expenses were $296,000 in 2004 compared to $50,000 in 2003. The majority of other expenses in 2004 resulted from a charge of $199,000, which relates to the minority interest in Ring’s earnings after automatic conversion of the preferred shares in the second quarter in 2004. The components of other expense in 2003 were dividends on Ring preferred stock ($199,000), partially offset by other miscellaneous income ($149,000).

Income Tax—The effective income tax rate was a negative (4.4%) for 2004 compared to 32.6% for 2003. The change in the effective tax rate is primarily related to the goodwill impairment charge of $5.8 million in 2004, which is a permanent difference for which the Company receives no tax deduction, and the tax effect on repatriated foreign earnings. We repatriated $2.7 million and $2.6 million in earnings from Go-Gro in 2004 and 2003, respectively. Also during 2004, we repatriated $5.2 million from our United Kingdom segment and $718,000 from our Canadian operations. We intend to repatriate a portion of the earnings of certain foreign subsidiaries to the United States. We have not provided for possible U.S. income taxes on $34.5 million in undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. Our effective income tax rate can increase when earnings are repatriated. Our effective income tax rate is dependent on both the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective tax rate may vary in future periods.

As of September 30, 2004, the Company has a deferred tax asset of $17.8 million of which $1.8 million is current and the balance is long term compared to $11.0 million at September 30, 2003 of which $1.4 million was current. The increase in deferred taxes is primarily due to U.S. losses in 2004 and an increase in our pension obligation in the United Kingdom segment (see Note 11 of Notes to the Consolidated Financial Statements). Based on management’s estimates of future earnings, available repatriation of foreign earnings and available tax strategies, management believes that it is more likely than not that these deferred tax assets will be utilized before they expire. However, should management’s future expectations and restructuring efforts to return to profitability, prove less effective than anticipated, a valuation adjustment may be required.

Results By Segment

See Note 18 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary—North America had a segment loss of $14.8 million in 2004 compared to a segment loss of $4.1 million in 2003. The increase in segment loss in 2004 is primarily attributable to an impairment of goodwill of $5.8 million, sales allowances granted to a large home improvement retailer of $1.9 million for product buybacks and markdowns (as discussed below), a decrease in gross profit of $2.1 million, and a net increase in SG&A of $2.3 million.

Net Sales—Net sales by our North America segment to external customers were $51.5 million in 2004 compared to $60.2 million in 2003. The decrease in net sales to external customers is primarily a result of the loss of sales of $12.8 million to Home Depot that has not yet been completely replaced by new accounts or our expanded presence in a large home improvement retailer’s stores. In addition, competitive pressures and general economic environment have also contributed to decreased sales.

Home Depot accounted for $953,000 (1.9%) in 2004 compared to $13.7 million (22.7%) in 2003, a decrease of $12.8 million in our North America net sales. Home Depot shifted their purchases of all core program items to alternate suppliers during 2003. Net sales excluding Home Depot increased $4.0 million in 2004.

The North America segment has a significant customer in the big box discount retailer channel that spans both the Canadian and United States markets. Net sales to this customer were $17.0 million (33.1%) in 2004 compared to $16.5 million (27.4%) in 2003, of this segment’s net sales.

During 2004, we completed our initial rollout with a large home improvement retailer, one of this segment’s major customers, to significantly expand our retail presence in their stores. Net sales to this retailer were $5.5 million, reduced from $7.4 million by the buyback charge discussed below, or 10.6% of this segment’s net sales in 2004 compared to $3.8 million, or 6.8% of this segment’s net sales in 2003. We began deliveries to this retailer in April 2004, which was approximately four months behind our anticipated rollout date, and we took two months to complete the rollout. Accordingly, the rollout’s impact on our 2004 net sales was diminished. In exchange for the expanded relationship with this retailer, which includes dedicated shelf space for private label track lighting in over 820 of their 1000 locations, we provided support programs for product displays, product buybacks, store reset costs and markdown reimbursements, which amounted to $3.6 million. The investment in product buybacks and markdown reimbursement support programs was recorded as a period cost and reduced net sales and gross profit by $1.9 million in 2004. We also invested in product displays, store reset and other product launch expense programs that increased our SG&A expenses by another $1.7 million in 2004. The return on this investment cannot be fully evaluated until a longer sales track record has been established. We anticipate increased sales to this retailer to continue through 2005.

We terminated all of our warehousing and distribution activities in Mexico in July 2004. During 2004, Mexico generated $1.9 million in net sales that yielded $1.3 million in segment loss. The segment loss is primarily a result of lower gross profit from liquidation sales, allowances on receivables and severance and other closing costs. The Company paid and expensed $339,000 in 2004 for severance and payroll termination costs. All employees have been terminated and there are no remaining deferred amounts for severance as of September 30, 2004. Subsequent to their termination, certain key individuals were hired on a consulting basis to finalize the liquidation of inventory, collect accounts receivable and file the required liquidation documents with the Mexican government.

Gross Profit—Gross profit for the North America segment was $5.8 million in 2004 compared to $7.9 million in 2003. Gross profit as a percentage of net sales was 11.3% in 2004 compared to 13.1% in 2003. The decreases in gross profit in absolute dollars and as a percentage of net sales in 2004 are primarily attributable to:

(i)  the $8.7 million decrease in net sales; and

(ii)  the $1.9 million of buybacks granted to a large home improvement retailer (as discussed above).

This decrease was partially offset by a $2.0 million reduction in the inventory provision for slow moving inventory.

In 2004 we recorded estimated inventory provisions of $494,000 compared to $2.5 million in 2003. Net inventory of finished products was $6.4 million at September 30, 2004 compared to $6.8 million at September 30, 2003. Inventory provisions have been made based on management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation. The provision for slow moving inventory is a result of our plans to market such inventory at prices less than what we previously estimated. Future downward changes in estimated selling prices could reduce our profitability as we increase our provision for slow moving inventory.

A high percentage of our U.S. business is characterized by customers who purchase on a direct basis, whereby the merchandise is shipped directly from the factory to the customer, rather than from the warehouse. This includes most of our major U.S. customers. However, most major direct customers also require warehousing support for new store openings and stocking requirements. U.S. customers purchased $8.2 million (29.7% of U.S. total net sales) from the warehouse and $19.4 million (70.3% of U.S. total net sales) on a direct basis in 2004. As more U.S. customers have changed their sourcing method, warehouse sales to U.S. customers have declined each fiscal year in the nine-year period commencing fiscal 1995 when our initial warehouse was constructed and warehouse sales were 61% of annual U.S. sales. However, many major U.S. retailers have begun to transfer a portion of their distribution activities, costs and risks to their suppliers, in the form of distributing a major rollout, new store openings and stocking requirements, all of which require warehousing support. Further, we are in the process of launching our new Aziano division that targets the lighting showroom channel. Sales through this newly emerging division typically are from warehouse distribution. There are inherent increased risks and costs of carrying higher inventories for the foregoing business activities.

Warehouse distribution plays a broader role in our Canadian market. Canadian customers purchased $14.2 million (64.5% of Canadian total net sales) from the warehouse and $7.8 million (35.5% of Canadian total net sales) on a direct basis in 2004. Substantially all of Mexico’s sales were from the warehouse.

SG&A—SG&A expenses were $12.9 million in 2004 compared to $10.6 million in 2003.

Expense categories where we had significant increases in 2004 included:

(i)  an increase in other expenses, including:

a.  $1.7 million of expenses related to our expanded retail presence in a large home improvement retailer;

b.  $500,000 associated with the closing of Catalina Mexico, primarily for inventory liquidation and collection allowances;

(ii)  an increase in the provision for the deductible on product liability insurance of $385,000 due to a favorable claim settlement in 2003; and

(iii)  an increase in commissions of $277,000 in part due to securing new accounts.

We had decreases in the following expense categories in 2004:

(i)  a decrease in payroll, benefits and severance costs of $519,000, primarily due to staff restructuring;

(ii)  a decrease in telephone and data expenses of $90,000 in part due to cost control initiatives;

(iii)  a decrease in depreciation of $345,000, primarily due to the sale and leaseback of our corporate headquarters; and

(iv)  a decrease in legal and professional fees of $448,000.

During the quarter ended September 30, 2003, we recorded a charge of $766,000 related to the impairment of land use rights as a result of our decision not to construct non-production related buildings at our Chinese manufacturing facility; $258,000 of this $766,000 charge was allocated to the North America segment.

Foreign Currency—The segment loss for 2004 was reduced by a net foreign currency gain of $36,000 compared to a net foreign currency gain of $681,000 in 2003. The foreign currency gain for our Canadian operations accounted for substantially all of the net foreign currency gain in our North America segment in both 2004 and 2003.

United Kingdom

Summary—The United Kingdom segment contribution was $14.5 million in 2004 compared to $13.4 million in 2003.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. Ring purchases a significant portion of its products in U.S. dollars. Because Ring sells primarily in GBP, a decrease in the GBP relative to the U.S. dollar can result in a decrease in Ring’s margin due to Ring’s inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the U.S. dollar results in a lower cost of product and higher margin and subjects Ring to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities to minimize the effect of changes in exchange rates as discussed in Item 7A of this Form 10-K. In 2004, the GBP increased in value relative to the U.S. dollar. The average exchange rate for 2004 was 1.79 U.S. dollar per GBP compared to an average of 1.60 U.S. dollar per GBP for 2003.

Net Sales—Sales in 2004 were $144.5 million compared to $127.7 million in 2003. $15.2 million of the $16.8 million increase in sales relates to the change in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars between 2004 and 2003. In GBP, Ring’s sales increased 1.2% in 2004, which was primarily attributable to growth in the automotive division, which resulted from increased sales of recently introduced product offerings. In GBP, Ring’s sales of core lighting products decreased 1.8%, primarily due to competitive pressure.

Ring largest three customers accounted for 20.9%, 14.7% and 11.9%, respectively, in 2004 compared to 26.0%, 12.1% and 12.2%, respectively, in 2003, of the segment’s net sales. A large retailer has completed arrangements to transfer approximately 33% of its current volume from Ring U.K. warehouse distribution to direct sales. Our China Manufacturing and Distribution segment will handle this direct sales volume but at reduced prices relative to the warehouse prices given the lower service level required by direct sales. In addition, subsequent to September 30, 2004, one of this segment’s significant customers indicated that it was seeking to be acquired. Management cannot anticipate how this acquisition, if completed, will impact our future earnings.

Gross Profit—Ring’s gross profit was $33.2 million in 2004 compared to $29.7 million in 2003. Gross profit as a percentage of sales was 23.0% in 2004 compared to 23.2% in 2003. The $3.5 million increase in gross profit is mainly attributable to the strengthening of the GBP relative to the U.S. dollar.

Ring continues to benefit from new products introduced in recent years, such as spotlights, torches, inverters and household bulbs, generally with higher than average margins. The strategy of Ring has been to concentrate on these higher margin products and this has resulted in a decline in the sales of lower margin products. However, some of these lower margin products are being supplied through direct importation from Go-Gro.

SG&A—SG&A increased to $14.8 million in 2004 from $12.9 million in 2003, an increase of $1.9 million, or 14.8%. The increase is primarily attributable to an increase in the GBP relative to the U.S. Dollar, which accounted for $1.6 million of the increase. The remaining increase was attributable to professional fees the Company incurred in connection with investigating business opportunities.

Interest—Interest expense was $3.0 million in 2004 compared to $2.6 million in 2003. The increase of $354,000 was attributable to an increase in the weighted average interest rate to 8.7% in 2004 from 7.8% in 2003. The increase in weighted average interest rate in 2004 is primarily related to amortization of deferred financing costs.

China Manufacturing and Distribution

Summary—The China Manufacturing and Distribution segment loss was $1.8 million in 2004 compared to a contribution of $307,000 in 2003.

The China Manufacturing and Distribution segment consists of products manufactured or sourced primarily for distributors and retailers in Europe and Asia and to the United Kingdom. In addition, the China Manufacturing and Distribution segment also provides manufacturing and sourcing support to the North America segment, the results of which are reported in the North America segment. The China Manufacturing and Distribution segment had total manufacturing and trading volume in 2004 and 2003 as shown in the following table (in thousands):

	Net Sales
Net Sales by Reporting Segment	2004	2003
Third party sales to external customers in Europe and Asia	$13,812	$14,039
Distribution to the United Kingdom segment	12,919	10,306

Total China Manufacturing and Distribution Segment	$26,731	$24,345

Reported in North America segment	32,444	38,559

Total Manufacturing and Outsourced	$59,175	$62,904

	Net Sales
Net Sales by Manufacturing Source	2004	2003
Manufactured in our factory	$30,553	$33,704
Manufactured by outsourced factories	28,622	29,200

Total Manufacturing and Outsourced	$59,175	$62,904

Net Sales—Net segment sales were $26.7 million in 2004 compared to $24.3 million in 2003. Net segment sales are comprised of inter-segment sales to Ring and third party sales to external customers of $12.9 million and $13.8 million, respectively, in 2004 compared to $10.3 million and $14.0 million, respectively, in 2003. Third party sales to external customers were composed of sales to continental Europe and Asia of $10.8 million and $3.0 million, respectively, in 2004, compared to $12.4 million and $1.6 million, respectively, in 2003.

Sales to Ring increased $2.6 million in 2004 compared to 2003 as a result of efforts to shift purchases from Ring’s UK based outsourcing group to our Asian based manufacturing and outsourcing group. Sales to third party customers decreased by $227,000 in the same period. This decrease in sales to third parties was directly related to decreased sales to a significant customer of $2.0 million in 2004 as a result of this customer shifting purchases to alternate suppliers. However, our ability to secure additional customers offset much of this decrease in third party sales.

In addition to segment sales to Ring, our China Manufacturing and Distribution segment also sources and manufactures product for North America, the results of which are reported as part of North America segment operations. China Manufacturing and Distribution inter-segment sales to North America totaled $32.4 million in 2004 and $38.6 million in 2003. The decrease of $6.2 million was a direct result of reduced demand from Canada and the United States for Asia outsourced and manufactured products, which was driven primarily by North America’s loss of Home Depot as a significant customer.

In 2004, $30.5 million, or 51.6% of the total $59.2 million of the combined outsourced and manufactured sales in our China Manufacturing and Distribution segment, was manufactured by our factory in China, while in 2003, $33.7 million, or 53.6% of the total $62.9 million of the combined outsourced and manufactured sales in our China Manufacturing and Distribution segment, was manufactured in our factory in China. The decrease is primarily attributable to the fact that much of the product sold to Home Depot was primarily manufactured in our factory. To offset the loss of Home Depot production, management has sought to redirect product previously acquired through outsourcing, to be manufactured in our factory.

Gross Profit—Gross profit was $1.8 million in 2004 compared to $3.7 million in 2003. Gross profit as a percentage of sales decreased to 6.6% in 2004 from 15.2% in 2003. The decrease in gross profit in absolute dollars and as a percentage of net sales is attributable to:

(i)  the $3.6 million decrease in manufactured sales, raw materials increases; and

(ii)  a decrease in price/product mix.

SG&A—SG&A was $3.2 million in 2004 and $2.7 million in 2003. The increase is primarily attributable to increases in expenses related to payroll and benefits and plant and equipment.

Comparison of Fiscal Years Ended September 30, 2003 and 2002

Consolidated Results

Summary—We had operating income of $10.4 million in 2003 compared to operating income of $9.4 million in 2002. The 2003 operating income reflects a $766,000 charge related to the impairment of land use rights. The 2002 operating income included a $959,000 charge related to the settlement of a patent lawsuit. Net income in 2003 was $5.0 million, or $0.86 per diluted share, compared to $859,000, or $0.18 per diluted share, in 2002.

Net Sales—Net sales for 2003 were $202.0 million compared to $220.3 million for 2002. Lower sales in the United States were partially offset by increased sales in the United Kingdom. Lower sales in the United States in 2003 are primarily a result of decreased volume, which was principally a result of competitive pressures and general economic environment. Increased sales in the United Kingdom in 2003 are primarily attributable to an increase in the average value of the GBP relative to the U.S. dollar from 1.47 during 2002 to 1.60 during 2003, which resulted in higher sales as a result of translation, as well as growth in our United Kingdom segment’s automotive division.

Lamps, lighting fixtures, automotive after-market products and industrial consumables accounted for 26%, 49%, 19% and 6%, respectively, of net sales in 2003 compared to 30%, 50%, 15% and 5%, respectively, in 2002. Sales made from warehouses constituted 71% and 64% of our consolidated net sales in 2003 and 2002, respectively. In 2003 and 2002, Ring’s largest customer, B&Q, accounted for $34.0 million (16.8%) and $39.5 million (17.9%), respectively, of our consolidated net sales. In 2003 and 2002, Home Depot accounted for $14.1 million (7.0%) and $29.4 million (13.4%), respectively, of our consolidated net sales. We shipped $3.0 million less to Kmart during 2003 compared to 2002 as a result of K-Mart’s restructuring and downsizing.

Gross Profit—Gross profit in total dollars decreased from $43.8 million in 2002 to $41.6 million in 2003, and gross profit as a percentage of sales increased from 19.9% in 2002 to 20.6% in 2003.

The increase in the gross profit as a percentage of sales is primarily attributable to:

(i)  changes in Ring’s customer and product mix as we emphasized more profitable product lines; and

(ii)  the strengthening of the GBP relative to the U.S. dollar, which effectively decreased Ring’s cost of products sold and increased the amount of Ring’s translated gross profit.

The decrease in gross profit total dollars was primarily attributable to:

(i)  a $1.3 million increase in the provision for slow moving inventory in the North America segment; and

(ii)  lost margins on the $18.2 million decrease in net sales.

In December 2002, our U.S. operating company completed its move into a smaller distribution facility. We increased the provision for slow moving inventory in the North America segment for 2003 in connection with our plan to market such inventory during 2003 at prices less than we previously estimated.

SG&A—SG&A for 2003 was $30.0 million, a decrease of $2.8 million from the same period in the prior year. The decrease in SG&A is a result in part of our Company-wide efforts to reduce operating and overhead costs. Expense categories in which we experienced significant declines in 2003 included:

(i)  a $436,000 decrease in the provision for preferential payment claims;

(ii)  a $277,000 decrease in depreciation expense as a result of fewer depreciable assets;

(iii)  a $1.0 million decrease in payroll and benefits;

(iv)  a $459,000 decrease in royalties due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002;

(v)  a $291,000 decrease in professional fees; and

(vi)  a $1.6 million decrease in goodwill amortization for 2003 as a result of the application of the non-amortization provisions for goodwill of SFAS 142.

However, the following expense categories experienced significant increases:

(i)  insurance expense and our provision for the deductible on our product liability insurance had a combined increase of $660,000; and

(ii)  the increase in the value of the GBP relative to the U.S. dollar resulted in a $1.1 million aggregate increase in SG&A of Ring as a result of translation.

During 2003, severance costs decreased to $474,000 from $624,000 in 2002. The severance costs incurred in 2003 related to the termination of 55 employees primarily in the United States and China as a result of restructuring our business. The severance costs incurred in 2002 related to the termination of 49 employees also primarily in the United States and China.

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

Interest—Interest expense was $3.7 million in 2003 compared to $6.9 million in 2002. The decrease in interest expense is attributable to lower average outstanding borrowings in 2003 and a lower weighted average interest rate. Average outstanding borrowings decreased from 2002 primarily as a result of the sale of our Tupelo, Mississippi warehouse in May 2002, the conversion in June 2002 of approximately $6.0 million of subordinated debt to equity, and our use of the cash we generated from operations primarily to pay down debt. The weighted average effective interest rate decreased in 2003 primarily because of lower interest rates on our term and revolving credit facilities as a result of lower debt levels and related lower leverage ratio.

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

Foreign Currency—The net foreign currency gain of $678,000 in 2003 included foreign currency gains (losses) for our Canadian, Mexican and Chinese operations of $808,000, ($116,000) and ($14,000), respectively. The foreign currency gain of $808,000 for our Canadian operations reflects an appreciation of the Canadian dollar against the U.S. dollar from 1.59 Canadian dollars to 1.0 U.S. dollar at September 30, 2002 to 1.35 Canadian dollars to 1.0 U.S. dollar at September 30, 2003. The net foreign currency loss of $360,000 in 2002 included foreign currency losses of $99,000, $71,000 and $190,000 for our Canadian, Mexican and Chinese operations, respectively.

Other—Other expense was $50,000 and $3,000 in 2003 and 2002, respectively. The components of other expense in 2003 are dividends on Ring preferred stock ($199,000), partially offset by other miscellaneous income ($149,000). The components of other expense in 2002 consisted primarily of equity in loss of unconsolidated joint venture ($219,000) and dividends on Ring preferred stock ($182,000), partially offset by interest income ($141,000), the net proceeds from the settlement of an insurance claim ($216,000), and other miscellaneous income ($41,000). The two joint ventures in which we were involved were dissolved as of September 30, 2002.

Income Tax—The effective income tax rates for 2003 and 2002 were 32.6% and 33.7%, respectively. Through September 30, 2003, we did not provide for possible U.S. income taxes on $35.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the year ended September 30, 2003, we repatriated $2.6 million in earnings from our Hong Kong subsidiary Go-Gro. Our effective income tax rate can increase when earnings are repatriated. Our effective income tax rate is dependent on both the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated.

Results By Segment

See Note 18 of Notes to Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary—North America had a segment loss in 2003 of $4.1 million compared to a segment loss of $80,000 in 2002. The increase in segment loss in 2003 is primarily attributable to a decrease in gross profit as a result of lower sales, partially offset by a decrease in SG&A. The 2002 segment loss included a $959,000 charge related to the settlement of a patent lawsuit and a $1.1 million loss related to the sale of the Tupelo, Mississippi distribution center in May 2002 (see “Consolidated Results” above).

Net Sales—Net sales by the North America segment to external customers were $60.2 million in 2003, a decrease of $27.1 million from 2002. The net decrease in net sales to external customers is primarily a result of decreased volume of sales in the United States as a result of competitive pressures and general economic environment.

In 2003 and 2002, Home Depot accounted for $14.1 million (23.4%) and $29.4 million (33.7%), respectively, of our North America segment’s net sales.

Gross Profit—Gross profit for the North America segment was $7.9 million in 2003 compared to $18.1 million in 2002. Gross profit as a percentage of net sales decreased from 20.7% in 2002 to 13.1% in 2003. The $10.2 million decrease in gross profit and the decrease in gross profit as a percentage of net sales between 2003 and 2002 are primarily attributable to:

(i)  the $27.1 million decrease in net sales; and

(ii)  a $1.3 million increase in the provision for North America slow moving inventory.

In 2003 we recorded estimated inventory provisions of $2.5 million compared to $1.2 million in 2002. Gross inventory of finished products was $6.8 million at September 30, 2003 compared to $11.9 million at September 30, 2002. The increase in the provision for slow moving inventory in 2003 was a result of our plans to market such inventory at prices less than what we previously estimated.

SG&A—SG&A decreased from $14.9 million in 2002 to $11.8 million in 2003. Expense categories where we had significant decreases included:

(i)  the provision for preferential payment claims ($436,000);

(ii)  payroll, benefits and severance costs ($1.1 million);

(iii)  royalties ($459,000), primarily due to the termination of our license agreement with Westinghouse Electric Corporation effective September 30, 2002;

(iv)  merchandising costs ($164,000);

(v)  depreciation and amortization expense ($378,000); and

(vi)  professional fees ($173,000).

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

Foreign Currency—The segment loss for 2003 was reduced by a net foreign currency gain of $681,000 compared to a net foreign currency loss of $297,000 in 2002. The $978,000 change is primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar.

United Kingdom

Summary—Ring’s segment contribution for 2003 was $13.4 million compared to $3.7 million in 2002.

Exchange rate fluctuations can have a significant translation and economic impact on Ring’s results. In 2003, the GBP increased in value relative to the U.S. dollar. The average exchange rate for 2003 was 1.60 U.S. dollar per GBP compared to an average of 1.47 for 2002.

Net Sales—Sales in 2003 were $127.7 million compared to $114.8 million in 2002, an increase of 11.3%. $10.4 million of the $12.9 million increase in sales relates to the change between 2003 and 2002 in the average exchange rate that is used to translate Ring’s results in GBP to U.S. dollars. In GBP, Ring’s sales increased 2.3%, which was primarily attributable to growth in the automotive division. The growth in sales has resulted from a combination of new product offerings, increased business with existing customers in its core markets and the supply of new and existing products, such as LED torches, power packs, and inverters to new customers.

Gross Profit—Ring’s gross profit for 2003 was $29.7 million compared to $20.8 million in 2002, an increase of $8.9 million or 43%. Gross profit as a percentage of sales increased from 18.1% in 2002 to 23.2% in 2003. The $8.9 million increase in gross profit is attributable to:

(i)  changes in Ring’s customer and product mix (approximately $3.4 million);

(ii)  a decrease in Ring’s cost of products sold as a result of the strengthening of the GBP (approximately $2.5 million);

(iii)  the favorable impact of the strengthening GBP on translating gross profit to U.S. Dollars ($2.4 million); and

(iv)  increased sales ($700,000).

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

SG&A—SG&A increased from $12.8 million in 2002 to $13.6 million in 2003. Expense categories where we had increases included:

(i)  an increase in payroll and payroll related costs of $389,000;

(ii)  an increase in insurance costs of $281,000;

(iii)  an increase in the provision for bad debt of $108,000; and

(iv)  an increase as a result of translating Ring’s SG&A from the GBP to the U.S. dollar of $1.1 million.

Increases were partially offset by a $1.1 million decrease in SG&A from the non-amortization of goodwill as a result of the implementation of SFAS 142 during 2003.

Interest—Interest expense decreased from $4.3 million in 2002 to $2.6 million in 2003. This decrease was attributable to a lower weighted average interest rate and lower average outstanding borrowings. Interest expense included $3.4 million and $2.0 million in acquisition-related interest expenses in 2002 and 2003, respectively.

China Manufacturing and Distribution

Summary—The segment contribution of China Manufacturing and Distribution was $307,000 in 2003 compared to $2.1 million in 2002.

	Net Sales
Net Sales by Reporting Segment	2003	2002
Third party sales to external customers in Europe and Asia	$14,039	$18,090
Distribution to the United Kingdom segment	10,306	8,738

Total China Manufacturing and Distribution Segment	$24,345	$26,828

Reported in North America segment	38,559	62,185

Total Manufacturing and Outsourced	$62,904	$89,013

	Net Sales
Net Sales by Manufacturing Source	2003	2002
Manufactured in our factory	$33,704	$46,908
Manufactured by outsourced factories	29,200	42,105

Total Manufacturing and Outsourced	$62,904	$89,013

Net Sales—Sales in 2003 were $24.3 million compared to $26.8 million in 2002. Inter-company sales to Ring were $10.3 million in 2003 compared to $8.7 million in 2002. Third party sales to customers in continental Europe, the United Kingdom, and Asia were $11.4 million, $1.2 million, and $1.4 million in 2003, respectively, and $12.7 million, $3.0 million and $2.4 million in 2002, respectively.

Manufactured sales of the China Manufacturing and Distribution segment decreased by $3.3 million from $24.0 million in 2002 to $20.7 million in 2003. Of total manufacturing and outsourced volume, $33.7 million, or 53.6% of $62.9 million, was produced in our factory in 2003 and $46.9 million, or 52.7% of $89.0 million, was produced in our factory in 2002.

Sales to Ring increased between 2003 and 2002 while sales to third party customers decreased by $4.1 million as two major customers shifted purchases to alternate suppliers.

Gross Profit—Gross profit was $3.7 million and $4.9 million in 2003 and 2002, respectively. Gross profit as a percentage of sales decreased to 15.0% in 2003 compared to 18.3% in 2002. The decrease in gross profit is attributable to the $3.3 million decrease in manufactured sales and to the decrease in pricing to Ring.

SG&A—SG&A was $2.7 million in 2003 and 2002.

Critical Accounting Estimates

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

Income Taxes—Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets, and liabilities and any valuation allowances that might be required against the deferred tax assets. We evaluate quarterly the realizability of our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. However, should management’s future expectations and restructuring efforts to return to profitability, prove less effective than anticipated, a valuation adjustment may be required in the future.

Goodwill—The Company performs an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon a combination of valuation methodologies applied to each reporting unit. In the quarter ended September 30, 2004, we evaluated the carrying value of $3.8 million of goodwill recorded in our China Manufacturing and Distribution segment. Due to restructuring and recovery programs we recently initiated in this segment, the average results of applying our evaluation tests indicated that the goodwill in our China Manufacturing and Distribution segment is not impaired as of September 30, 2004. However, should management’s future expectations and restructuring efforts prove less effective than anticipated or other triggering events occur, we will reevaluate the goodwill in our China Manufacturing and Distribution segment. The results of any future evaluation may indicate full or partial impairment resulting in a charge to future operations.

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

Liquidity and Capital Resources

We meet our short-term liquidity needs through borrowings under various credit facilities with banks and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, bonds, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs. Based upon management’s projections and assessment of current market conditions, we believe we will have adequate liquidity to meet our needs for fiscal 2005.

Cash Flows and Financial Condition

During 2004, the Company generated $1.6 million in cash from operations and invested $6.2 million in working capital, primarily accounts receivable and inventory resulting in net cash used by operating activities of $4.6 million. The increase in working capital, net of cash generated from operations was funded by the net proceeds of additional borrowings. The increase in total amounts owed under our various financing arrangements as reported on the balance sheet in U.S. Dollars, or USD, totaled $7.4 million, however, not all of the reported additional debt was available to fund the Company’s operations. $1.8 million of the increase in total debt was borrowed to cover various financing fees. In addition, because a significant portion of the debt is denominated in GBP and must be repaid in GBP, the carrying value of the debt is subject to foreign exchange fluctuations, when translated to USD. The foreign exchange translation effect was $1.0 million of the increase in debt when reported in USD, which yielded no cash benefit to the Company to fund operations. Similar foreign exchange translation effects also occur in working capital components such as inventory and accounts receivable, which offset the foreign exchange translation effect on debt and resulted in a net foreign exchange translation effect of $149,000. Availability under our revolving credit facilities decreased to $8.4 million at September 30, 2004 from $23.1 million at September 30, 2003.

Accounts receivable balances increased to $32.2 million at September 30, 2004 compared to $29.3 million at September 30, 2003 as a result of changes in currency rates, primarily in the United Kingdom segment offset by decreased sales in both the North America and China Manufacturing and Distribution segments. Inventory levels at September 30, 2004 were $40.6 million, as compared to $34.4 million at September 30, 2003. The increase in inventory occurred primarily in the United Kingdom and China Manufacturing and Distribution segments. The increase in United Kingdom inventory was primarily related to foreign exchange translation of GBP to USD. The increase in China Manufacturing and Distribution inventory was directly related to reduced lead-time and an increased demand by our direct customers for us to maintain raw materials stocking requirements at our factory. China Manufacturing and Distribution inventory was further increased as result of a potential new significant customer requesting product and subsequently canceling the program. This inventory is currently being redirected to other customers. The acquisition of new customers and expanding our presence with existing customers will generally increase our need for working capital. These new or expanded relationships typically require rollout programs with extended terms or product launch support allowances or enhanced service in the form of stocking distribution and reduced lead-time for orders.

Our agreements with our major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from us), the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $9.0 million and $7.9 million at September 30, 2004 and 2003, respectively. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

On December 23, 2003, we entered into a new asset-based credit facility with Congress Financial Corporation, as agent, and a syndicate of lenders, the largest being a U.K. lender, to refinance our existing indebtedness under our former $75 million credit facility. The new facility matures on June 30, 2006 and is expected to be refinanced at that time. The facility consists of two term loans in the amount of GBP 305,000 ($552,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($39.8 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for our ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases, which are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of our U.S. and U.K. assets. The agreement contains certain customary covenants including limitations on the incurrance of debt, the disposition of assets and prohibits the payment of cash dividends or other distribution on any shares of our common stock. The Company is subject to further restrictions including limitations on inter-company funding. We pay a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. The $5.0 million term loan was not repaid by the first anniversary of the loan as required under the facility and consequently a fee of $500,000 is due. However, the $5.0 million term loan has been renewed and the fee was financed and paid. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus a margin of 2.25%. Borrowings under the $5.0 million term loan bear interest at 9%, payable monthly. Under the facility we are required to meet monthly and quarterly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility agreement, as well as a minimum debt to adjusted earnings ratio. Capital expenditures are limited to $1.8 million per year in the United States and GBP 1.2 million per year in the United Kingdom. The Company paid a $450,000 investment-banking fee to an affiliate of our majority stockholder for services provided in connection with the refinancing. Total fees incurred with the refinancing were approximately $2.3 million of which $1.8 million is being amortized over the term of the facility and $500,000 was amortized over 12 months.

Ring has an arrangement with a U.K. bank, which is secured by a standby letter of credit currently issued under our asset-based facility. The arrangement provides for borrowings, trade letters of credit, bonds and foreign currency forward contracts and transactions. There were bonds of $185,000 outstanding under this arrangement at September 30, 2004 and borrowings or trade letters of credit outstanding of $1.8 million.

Catalina Canada had a credit facility with a Canadian company that provided U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $5.5 million) in the aggregate. Borrowings in CDN dollars bore interest at the Canadian prime rate plus 1.5%, while borrowings in U.S. dollars bore interest at the rate of the U.S. prime rate plus 0.5%. Borrowings under the facility were limited to a borrowing base calculated from receivables and inventory. The credit facility was secured by substantially all of the assets of Catalina Canada. The facility limited the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts could be transferred if Catalina Canada did not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contained a financial covenant requiring Catalina Canada to maintain a minimum net worth. This facility matured in December 2004, but we are in negotiations with the lender to renew this facility on substantially the same terms described above. We expect this facility to be renewed in January 2005.

Go-Gro has a 41.6 million Hong Kong dollars (approximately U.S. $5.3 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by us. This facility is subject to a periodic review by the bank. At September 30, 2004, Go-Gro had used $386,000 of this line for letters of credit, and there were $3.1 million in borrowings.

The terms of our credit facilities and U.S. and foreign income tax considerations impact the flow of funds between our major subsidiaries. Our asset-based credit facility prohibits loans to Go-Gro by any of our U.S. and U.K. companies other than normal intercompany trade payables. The facility permits loans and dividends between the U.S. and U.K. entities, subject to certain limits. Our Hong Kong credit facility prohibits the payment of dividends without the consent of the bank and limits the amount of loans or advances from Go-Gro to our other companies. Any loan made or dividends paid either directly or indirectly by Go-Gro to us or our U.S. subsidiaries could be considered by U.S. taxing authorities as a repatriation of foreign source income subject to taxation in the United States at a higher rate than that assessed in Hong Kong. The net impact of such a funds transfer from Go-Gro could be an increase in our U.S. income taxes payable and our effective tax rate. The credit facility for Catalina Canada also limited payments to our other companies other than trade payments in the ordinary course of business.

We utilize the revolving portions of our asset-based credit facility to support our operations in the United States, Canada, the United Kingdom and Asia. As of December 11, 2004, we had $8.7 million available under the asset-based credit facility to support United States, Canada, the United Kingdom and Asia operations. Funding from the U.K. to the U.S. can be effected in two ways under our asset-based credit facility: dividends, which are limited to GBP 4 million annually and loans, whose maximum limit was recently increased $3.5 million to $18.5 million, of which $3.5 million is available subject to certain covenant restrictions and the consent of the directors of Ring.

As of September 30, 2004, the Company was in technical default of one covenant of its asset-based credit facility entered into on December 23, 2003, which was subsequently waived. On December 29, 2004, the lender modified the covenants and certain provisions of our asset based credit facility to allow additional intercompany transfers from the U.K. to support U.S. and Asia operations. In addition, on January 13, 2005, the lenders agreed to amend certain provisions of the asset-based credit facility, which allowed the Company to classify the debt as of September 30, 2004 as long-term in accordance with the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”. Although we intend to remain in compliance with the terms and covenants of our credit facilities, there can be no assurances that favorable market conditions will prevail in the future or that we will be able to achieve our projected results so as to permit us to remain in compliance. Moreover, our expenditures may increase in ways that consume our available liquidity and make it more difficult or impossible for us to comply with the terms and covenants of our credit facilities.

Subordinated Notes

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”) an affiliate of Sun Capital Partners, Inc. and other parties. We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to September 30, 2004 was paid in cash.

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

Capital Expenditures

We have no significant commitments for capital expenditures budgeted for the fiscal year ending September 30, 2005. The 2005 budget reflects only those capital improvements that are necessary to maintain ongoing operations. The capital infrastructure of North America and China Manufacturing and Distribution segments has been operating on a “maintenance and repair as needed” basis for the past several years. Our managers have indicated that upgrading certain production and distribution equipment may be necessary in the future to remain competitive. Further, improvements in the management information system may be necessary as equipment and licensed software reaches maturity. Management estimates the cost of such improvements could range between $1 million – $2.75 million.

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”) acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to begin new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2002 and complete such construction by March 2004. No construction was begun or completed by the required dates and consequently the local municipal planning and state land bureau may take back the land use rights without compensation and confiscate any structures and attachments. The Company recorded a $766,000 provision for impairment of land use rights during the fourth quarter of 2003. There are no structures on this parcel. The local authorities have not confiscated the land but should they, we do not believe there would be any impact on the operations of the factory. On December 2, 2004, we signed an agreement with a third party to assist them to acquire these land use rights.

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. We maintain primary product liability insurance coverage of $1.0 million per occurrence, $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $50 million in excess umbrella insurance coverage. The primary insurance coverage requires us to self-insure for a maximum amount of $100,000 for all incidents. Based on experience, we have accrued $711,000 for this contingency as of September 30, 2004. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

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

Ring has a defined benefit pension plan which covered approximately 750 members formerly associated with Ring. There are no active members in the defined benefit plan. The defined benefit plan is administered externally and professional investment managers hold the assets separately. The plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). New pensions legislation in the U.K. will, when in force, abolish the MFR and replace it with funding standards individually tailored to the circumstances of plans and employers. The legislation also introduces provisions, previously announced in June 2003, whereby (i) solvent employers who choose to terminate their defined benefit pension plans will have to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. In September 2004, the Company recorded in fiscal 2004 a net equity charge of $797,000 to other comprehensive income (pretax charge $1.1 million net of taxes of $342,000) to increase the pension obligation in the September 30, 2004 balance sheet to the unfunded accumulated benefit obligation as of such date of $10.8 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase. We believe that the weighted average assumptions used in the actuarial computations related to the defined benefit pension plan are consistent and reasonable.

As of December 31, 2003, Ring had approximately 9.5 million outstanding convertible preference shares of which third parties held approximately 2.5 million shares representing a minority interest of approximately $1.1 million. On January 1, 2004, the preference shares were converted into common shares of Ring on the basis of two common shares of Ring for every five preference shares. As of September 30, 2004, the minority interest related to this conversion totaled approximately $900,000. The remaining minority interest of approximately $200,000 is not convertible into common shares.

On February 27, 2004, the Company sold its Miami office building for $2.5 million. The Company then subsequently signed a ten-year office lease with the new owners. The monthly lease payments on this lease are $20,833.

The Company incurs certain costs associated with being a publicly traded company. Beginning with fiscal year 2005, the direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance will add significantly to that cost. We have received estimates of the expenses associated with implementing the additional processes and procedures necessary for Section 404 compliance and the fiscal year 2005 required attestation of those controls. These estimates have ranged from $700,000 to approximately $1.7 million. The cost of initial implementation and on-going compliance is particularly high for the Company due to the multiple geographic areas in which it operates. Moreover, Section 404 compliance will inevitably result in a diversion of management time and attention from other duties. The Company is monitoring the cost of operating as a public company to determine whether in the Company’s judgment the direct and indirect costs outweigh the benefits to the Company and its shareholders.

Off	Balance Sheet Arrangements and Contractual Obligations

Catalina has not entered into any off balance sheet arrangements and has not established any special purpose entities as of September 30, 2004 nor has it guaranteed any debt or commitment of other entities. As such, Catalina is not materially exposed to any financing, liquidity, market or credit risk that could arise if Catalina had engaged in such relationships. Catalina does have operating leases related to office space and equipment as of September 30, 2004, which are reflected in the table below. Catalina also uses stand by and trade letters of credit in its normal course of business. These amounts are included in the long-term debt obligation line in the table below in the less than one year column and amounted to $4.1 million as of September 30, 2004. A summary of Catalina’s contractual obligations and commercial commitments as of September 30, 2004 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$39,646	$13,574	$26,072	$—	$—
Capital lease obligations	$19	$16	$3	$—	$—
Operating lease obligations	$31,573	$3,813	$6,241	$4,087	$17,432
Purchase obligations	$15,689	$15,689	$—	$—	$—
Other long term liabilities reflected on the registrant’s balance sheet under GAAP	$10,916	$614	$1,577	$1,880	$6,845

Total	$97,843	$33,706	$33,893	$5,967	$24,277

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

In December 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During the three months ended March 31, 2004, the Company adopted the provisions of SFAS No. 132R (see Note 13 to the consolidated financial statements), which did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“FIN 46”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined, and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

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

Impact of Inflation and Economic Conditions

The Company has periodically experienced price increases in the costs of raw materials and finished goods from other suppliers which reduced the Company’s profitability due to an inability to immediately pass on such price increases to its customers. Significant increases in raw materials and finished goods prices could have an adverse impact on our net sales and income from continuing operations. We have experienced increased prices for raw steel that will result in increased steel costs in fiscal 2005 of approximately $615,000.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk

Approximately 92% of our debt at September 30, 2004 (85% at September 30, 2003) was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt primarily represents $3.2 million (face value) in subordinated notes. The carrying value and market value of our debt at September 30, 2004 were each $35.2 million. Based upon debt balances outstanding at September 30, 2004, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate would increase our interest expense by approximately $324,000 on an annual basis.

Foreign Currency Risk

We maintain significant investments in subsidiaries in the United Kingdom and Canada, and sell our products into these foreign markets. We also maintain a major capital investment in manufacturing facilities and supporting administrative offices in China. Due to the significance of our international sales and operations, our business and operating results are impacted by fluctuations in foreign currency exchange rates. If any of the currencies of the foreign countries in which we conduct business depreciate against the U.S. dollar we could experience significant changes in our competitive position, cost structure and the translations of assets, liabilities and transactions denominated in foreign currencies, which could adversely impact our future earnings.

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

Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) at fiscal year ends in U.S. dollar equivalents were as follows:

	2004	2003	2002
	(In thousands)
Great British pounds	$23,856	$14,779	$9,989
Hong Kong dollars	$14,508	$10,089	$9,496
Canadian dollars	$4,613	$5,622	$4,859

Our foreign currency risks relative to our significant foreign subsidiaries are as follows:

Ring mainly sells in GBP but pays in U.S. dollars for approximately 44% of the products it purchases. Ring hedges against movements in GBP relative to the U.S. dollar by purchasing forward foreign currency contracts to cover 50% of the estimated U.S. dollar denominated purchases on a rolling six month basis. In addition, upon a foreign currency liability becoming known for products that have been shipped which would not be covered by these contracts, individual foreign exchange contracts are entered into to exchange GBP for the relevant foreign currency on the date on which the liability falls due. This policy effectively hedges approximately 100% of Ring’s U.S. dollar requirement for two months and 50% going forward three to six months. At September 30, 2004 and 2003, Ring had outstanding forward contracts to exchange GBP for U.S. dollars for GBP 6.3 million and GBP 6.2 million, respectively. The forward contracts outstanding at September 30, 2004 mature through March 15, 2005, and the contracts outstanding at September 30, 2003 matured through February 13, 2004.

The short term of Ring’s foreign exchange contracts and the fact that only 50% of expected purchases going forward three to six months are hedged, limit their effectiveness as a hedge against a significant depreciation of the GBP against the U.S. dollar over the course of a relatively longer period, such as a year. A depreciation of the GBP against the dollar could adversely impact Ring’s gross margins to the extent the increase in the effective cost of goods purchased in U.S. dollars could not be passed on to Ring’s U.K. customers through higher sales prices.

As Ring’s base currency is GBP, its assets, liabilities and transactions are recorded in GBP. Ring’s results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in the GBP relative to the U.S. dollar over the course of 2004 (i.e., including the actual exchange experience) would have reduced Ring’s translated net sales by $7.2 million, reduced Ring’s translated segment income from $10.8 million to $8.1 million and would have resulted in a decrease of $123,000 in the foreign currency translation gain. These adjusted amounts do not reflect any economic impacts of the devaluation of the GBP on Ring’s sales, margins, results and overall business.

More than 91% of Go-Gro’s sales in 2004 (approximately 77% of which were intercompany) were made in U.S. dollars. Go-Gro purchases in U.S. dollars, Hong Kong dollars (“HK dollars”) and Chinese Renminbi. A greater portion of Go-Gro’s sales are in U.S. dollars than its cost of sales and other operating costs; therefore an appreciation of the HK dollar or the Chinese Renminbi relative to the U.S. dollar could, in the short term, decrease Go-Gro’s operating margins and profits assuming its sales prices in U.S. dollars remain firm.

As Go-Gro’s assets, liabilities and transactions are recorded in HK dollars and Chinese Renminbi, Go-Gro’s results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% appreciation of the HK dollar and Chinese Renminbi relative to the U.S. dollar over the course of 2004 (i.e., in addition to actual experience) would not have significantly impacted Go-Gro’s translated sales for 2004, but would have decreased its translated segment contribution for 2004 by $404,000, and resulted in a decrease in its translation loss of $959,000 for 2004. These adjusted amounts do not reflect any economic impacts of the HK dollar on Go-Gro’s sales, gross profits, results and overall business.

Catalina Canada sells in both U.S. dollars (approximately 34% of 2004 sales) and CDN dollars (approximately 66% of 2004 sales). Most of Catalina Canada’s goods are purchased from Go-Gro in U.S. dollars. Similar to Ring, a decrease in the CDN dollar relative to the U.S. dollar could adversely impact Catalina Canada’s margins and profitability if the higher effective cost of its products could not be passed on to Catalina Canada’s customers through higher sales prices.

An assumed 10% depreciation of the CDN dollar relative to the U.S. dollar over the course of 2004 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our net sales of $641,000 for 2004 and a $419,000 decrease in consolidated net income. These adjusted amounts do not reflect any economic impacts of the devaluation of the CDN on Catalina Canada’s sales, margins, results, and overall business.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENTS SCHEDULES

(All other schedules have been omitted as the related information has either been provided in the notes to consolidated financial statements or is not required or applicable).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Catalina Lighting, Inc.

We have audited the accompanying consolidated balance sheets of Catalina Lighting, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalina Lighting, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I and Schedule II of Catalina Lighting Inc. and subsidiaries for each of the three years in the period ended September 30, 2004. In our opinion, these schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information therein. As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on October 1, 2002.

By:	/s/ GRANT THORNTON LLP
Certified Public Accountants

Miami, Florida

November 12, 2004 (except for Note 7, as to

which the date is December 29, 2004 and January 13, 2005)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$3,169	$2,899
Accounts receivable, net of allowance for doubtful accounts of $784 and $880, respectively	32,252	29,273
Inventories	40,565	34,392
Other current assets	4,664	5,032

Total current assets	80,650	71,596
Property and equipment, net	15,438	16,665
Goodwill	22,506	28,282
Other assets, net	16,350	10,732

	$134,944	$127,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving credit facilities	$4,383	$—
Term loans	5,070	—
Accounts payable	30,297	27,416
Current maturities of other long-term debt	16	702
Income taxes payable	3,395	3,686
Accrued employee compensation and benefits	1,863	2,344
Other current liabilities	8,610	8,618

Total current liabilities	53,634	42,766
Revolving credit facilities	22,452	11,747
Term loans	431	12,284
Subordinated notes, net	2,825	3,038
Accrued pension cost	10,178	8,349
Other liabilities	736	85

Total liabilities	90,256	78,269

Minority interest	1,139	1,211
Stockholders’ equity
Preferred stock, $.01 par value authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value authorized 20,000,000 shares; issued 4,548,846 shares and 4,420,760 shares, respectively; outstanding 4,420,459 shares and 4,292,373 shares, respectively	45	44
Additional paid-in capital	39,445	38,604
Retained earnings	6,658	12,613
Deferred compensation, net	(62)	(262)
Accumulated other comprehensive (loss)	(76)	(743)
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	43,549	47,795

	$134,944	$127,275

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2004	2003	2002
Net sales	$209,834	$202,017	$220,266
Cost of sales	168,862	160,392	176,494

Gross profit	40,972	41,625	43,772
Selling, general and administrative expenses	34,968	30,031	32,803
Severance and office closing costs	917	474	624
Provision for impairment of land use rights	—	766	—
Goodwill impairment	5,776	—	—
Litigation settlement	—	—	959

Operating (loss) income	(689)	10,354	9,386

Other income (expenses)
Interest expense	(4,271)	(3,664)	(6,858)
Gain (loss) on disposal of property and equipment, net	147	84	(869)
Net foreign currency (loss) gain	(596)	678	(360)
Other expenses	(296)	(50)	(3)

Total other expenses	(5,016)	(2,952)	(8,090)

(Loss) income before income taxes	(5,705)	7,402	1,296
Income tax provision	(250)	(2,412)	(437)

Net (loss) income	$(5,955)	$4,990	$859

(Loss) earnings per share
Basic
(Loss) earnings per share	$(1.07)	$0.90	$0.18
Weighted average number of shares	5,583	5,558	4,755
Diluted
(Loss) earnings per share	$(1.07)	$0.86	$0.18
Weighted average number of shares	5,583	5,811	4,834

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at September 30, 2001	3,304,045	$33	$34,411	$6,764	$—	$(615)	128,387	$(2,461)	$38,132
Warrants issued for interest on subordinated notes			183						183
Warrants issued to a consultant			81						81
Stock options issued to a consultant			24						24
Exercise of stock options	800		5						5
Subordinated notes converted to equity, net	1,109,415	11	3,415						3,426
Comprehensive income:
Net income				859					859
Foreign currency translation gain						1,679			1,679
Change in unrealized gain on derivative instrument, net of taxes						139			139

Total comprehensive income									2,677

Balance at September 30, 2002	4,414,260	$44	$38,119	$7,623	$—	$1,203	128,387	$(2,461)	$44,528
Exercise of stock options	6,500		34						34
Issuance and amendment of stock options			451		(411)				40
Compensation expense					149				149
Comprehensive income:
Net income				4,990					4,990
Foreign currency translation gain, net						748			748
Adjustment to accrued pension cost, net of income taxes						(2,694)			(2,694)

Total comprehensive income									3,044

Balance at September 30, 2003	4,420,760	$44	$38,604	$12,613	$(262)	$(743)	128,387	$(2,461)	$47,795
Exercise of stock options	128,086	1	397						398
Issuance and amendment of stock options			65						65
Compensation expense					200				200
Conversion of preferred stock			379						379
Comprehensive income:
Net loss				(5,955)					(5,955)
Foreign currency translation gain, net						1,464			1,464
Adjustment to accrued pension cost, net of income taxes						(797)			(797)

Total comprehensive income									(5,288)

Balance at September 30, 2004	4,548,846	$45	$39,445	$6,658	$(62)	$(76)	128,387	$(2,461)	$43,549

The accompanying notes are an integral part of this consolidated financial statement.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(5,955)	$4,990	$859

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Exchange loss (gain)	166	(463)	448
Amortization to interest expense	1,638	1,299	1,762
Depreciation and other amortization	3,884	3,101	6,130
Goodwill impairment	5,776	—	—
Provision for impairment of land use rights	—	766	—
Provision for doubtful accounts	126	558	226
Provision for inventory	987	3,048	1,856
Deferred income tax	(5,115)	(2,571)	(1,896)
Loss (gain) on disposition of property and equipment	(147)	(84)	869
Non-cash compensation expense	266	189	—
Warrants issued for interest on subordinated notes	—	—	183
Interest on subordinated notes added to principal	—	—	692
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(709)	5,622	(4,942)
Decrease (increase) in inventories	(4,899)	(939)	2,638
Decrease (increase) in other current assets	67	637	(580)
Decrease (increase) in other assets	158	(45)	1,863
Decrease (increase) in restricted cash equivalents	—	—	686
Increase (decrease) in income taxes payable	(491)	1,707	1,358
Increase (decrease) in accounts payable, accrued employee compensation and benefits, accrued pension cost and other liabilities	(358)	(5,917)	(682)

Total adjustments	1,349	6,908	10,611

Net cash (used in) provided by operating activities	(4,606)	11,898	11,470

Cash flows from investing activities:
Capital expenditures	(2,505)	(1,976)	(1,181)
Proceeds from sale of property	2,337	344	9,515
Decrease in restricted cash equivalents and short-term investments	205	—	894

Net cash provided by (used in) investing activities	37	(1,632)	9,228

(Continues on Page 43)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from financing activities:
Proceeds from term loans	5,569	—	—
Payments on term loans	(12,664)	(8,909)	(4,224)
Financing cost	(1,833)	—	(300)
Net borrowings (payments) under revolving credit facilities	14,423	(1,098)	(10,867)
Payments on subordinated notes	(500)	—	—
Sinking fund redemption payments on bonds	—	—	(515)
Payments on other long-term debt	(703)	(347)	(947)
Payments on bonds payable	—	—	(5,100)
Proceeds from issuance of common stock	398	34	5

Net cash provided by (used in) financing activities	4,690	(10,320)	(21,948)

Net effect of exchange rate changes on cash	149	296	(706)

Net increase (decrease) in cash and cash equivalents	270	242	(1,956)
Cash and cash equivalents at beginning of year	2,899	2,657	4,613

Cash and cash equivalents at end of year	$3,169	$2,899	$2,657

Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
	2004	2003	2002
Cash paid for:
Interest	$2,774	$2,485	$3,974

Income taxes	$5,621	$3,287	$1,126

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

In conjunction with changes to rules related to defined benefit pension plans announced by the U.K. government in June 2003, the Company recorded in fiscal 2003 a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the pension obligation recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. In September 2004, the Company recorded a net equity charge of $797,000 to other comprehensive income (pretax charge $1.1 million net of income taxes of $342,000) to increase the pension obligation recorded in the September 30, 2004 balance sheet to the unfunded accumulated benefit obligation as of such date of $10.8 million.

(Continues on Page 44)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental Disclosure of Cash Flow Information—(Continued)

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. Concurrently with entering into this agreement, the Company amended the terms of the stock options granted to this individual and as a result was to incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight-line basis. During the quarter ended December 31, 2003, the Company determined that the consultant had delivered all the anticipated benefit from the agreement. Consequently, the remaining deferred compensation was expensed in full in the first quarter of the fiscal year ended September 30, 2004. Compensation expense for the year ended September 30, 2004 and 2003 amounted to $172,000 and $123,000, respectively.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the years ended September 30, 2004 and 2003 amounted to $29,000 and $25,000, respectively.

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

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The Company capitalized $81,000 which represents the fair value of these warrants and was amortizing this amount over the term of the consulting agreement on a straight line basis. These warrants were exercised on September 2004 and are fully amortized as of that date.

During 2002, the Company issued warrants valued at $183,000 as additional interest expense on subordinated debt.

The accompanying notes are an integral part of these consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.    Summary of Significant Accounting Policies and Nature of Operations

(a)  The Business

Catalina Lighting, Inc. and subsidiaries (collectively, the “Company”) is a United States-headquartered designer, wholesaler, distributor and manufacturer of lamps, lighting fixtures and other products. The Company sells principally in the United States and the United Kingdom to a variety of retailers including home centers, national retail chains, office superstore chains, mass merchandisers, warehouse clubs, discount department stores and hardware stores. The Company also sells its products in other European countries, Canada, and other foreign markets.

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

(c)  Critical Accounting Estimates

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill—The Company performs an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon a combination of valuation methodologies applied to each reporting unit. In the quarter ended September 30, 2004, the Company evaluated the carrying value of $3.8 million of goodwill recorded in its China Manufacturing and Distribution segment. Due to restructuring and recovery programs the Company recently initiated in this segment, the average results of applying its evaluation tests indicated that the goodwill in its China Manufacturing and Distribution segment is not impaired as of September 30, 2004. However, should management’s future expectations and restructuring efforts prove less effective than anticipated or other triggering events occur, the Company will reevaluate the goodwill in its China Manufacturing and Distribution segment.

Accrual for Sales Incentives—The Company’s accrual for sales incentives are usually based on certain stated percentages of gross sales, and is recognized as a reduction of gross sales at the time the related sales are recorded. If the customer does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. Management sets specific reserves for customers based on contracted amounts and other reserves for non-contractual amounts. Should the Company underestimate the reserve for the non-contractual allowances, this reserve may need to be significantly increased, which would have a negative impact upon the Company’s operations.

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

(e)  Risks and Concentrations

In 2004, 2003 and 2002 approximately 66.0%, 66.1% and 71.5%, respectively of the Company’s products were obtained from suppliers located in China. Any inability by the Company to continue to obtain its products

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from China could significantly disrupt the Company’s business. Because the Company manufactures and sources products in China and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on the Company’s business, financial condition and results of operations. Included in the Company’s consolidated balance sheet at September 30, 2004 and 2003 are net assets of $18.7 million and $16.6 million, respectively, of Company subsidiaries located in China. With respect to these assets, the Company maintains $14.4 million in non-cancelable political risk insurance.

During the years ended September 30, 2004, 2003 and 2002 one customer (included in the North America segment) accounted for 0.5%, 6.8% and 13.4%, respectively, of the Company’s net sales. One other customer (primarily included in the United Kingdom segment) accounted for 14.7%, 16.8% and 17.9%, respectively, of the Company’s net sales during the years ended September 30, 2004, 2003 and 2002. Accounts receivable from this one other customer amounted to $5.7 million and $4.8 million as of September 30, 2004 and 2003, respectively. The United Kingdom segment also had another significant customer that accounted for 10.1%, 7.6% and 8.1%, of the Company’s net sales during the years ended September 30, 2004, 2003 and 2002, respectively. Accounts receivable from this customer amounted to $7.0 million and $5.1 million as of September 30, 2004 and 2003, respectively.

(f)  Cash and Cash Equivalents

Cash on hand and in banks, money market funds and other short-term securities with maturities of three months or less when purchased is considered cash and cash equivalents. The amount of cash and cash equivalents held in foreign bank accounts was $1.7 million and $2.9 million at September 30, 2004 and 2003, respectively.

(g)  Accounts Receivable

The Company provides allowances against accounts receivable for sales deductions, returns and doubtful accounts. The Company’s agreements with its major customers provide for various sales allowances (i.e., deductions given the customer from purchases made from the Company), the most common of which are for volume discounts, consumer product returns, and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price, and are recognized as a reduction of gross sales at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced the customer at time of billing, the Company records an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable, and amounted to $9.0 million and $7.9 million at September 30, 2004 and September 30, 2003, respectively. The Company’s allowance for doubtful accounts is based on several factors, including management’s estimates of the creditworthiness of its customers, current

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic conditions and historical information. In the opinion of management, the allowance for doubtful accounts is set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company’s earnings.

Ring’s major trading subsidiary has arrangements with two credit insurance companies (“CIC’s”) to transfer the majority of the credit risk related to its receivables for a fee equal to .095% of U.K. billing and .635% of non-U.K. billing. Gross accounts receivable secured under such agreements at September 30, 2004 and 2003 amounted to $27.6 million and $22.4 million, respectively. In addition, certain of the Company’s sales are made to customers who pay pursuant to their own international, irrevocable, transferable letters of credit. Gross accounts receivable secured by such letters of credit at September 30, 2004 and 2003 amounted to $624,000 and $2.8 million, respectively.

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

(j)  Restricted Cash Equivalents and Short-Term Investments

There were no material restricted cash equivalents and short-term investments as of September 30, 2004 and 2003.

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

(l)  Income Taxes

The Company and its wholly owned domestic subsidiaries file consolidated federal and state tax returns in the United States. Separate foreign tax returns are filed for the Company’s Hong Kong, China, Canadian and U.K. subsidiaries. The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in tax rates is recognized in income in the year that includes the enactment date. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

The Company repatriated approximately $8.7 million of earnings from its foreign operations in fiscal 2004 and $2.6 million of earnings in fiscal 2003. No earnings were repatriated in fiscal 2002. Accordingly, these fiscal 2004 and 2003 repatriated earnings were taxed based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries of approximately $34.5 million, $35.2 million and $27.2 million at September 30, 2004, 2003 and 2002, respectively, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations. The Company intends in the foreseeable future to permanently reinvest the majority of its current earnings of all of its foreign subsidiaries outside of the United States.

(m)  Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the year and common shares issuable under options and warrants exercisable with little or no consideration. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the year ended September 30, 2004 approximately 163,808 shares attributable to outstanding options and warrants were excluded from the computation of earnings per share due because they were anti-dilutive.

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

For purposes of the following pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: no dividend yield; expected volatility

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 87%, 88% and 96%; risk-free interest rate of 3.1%, 3.0% and 3.8%; and an expected holding period for options granted of five years. The weighted average fair value at date of grant of options granted during 2004, 2003, and 2002 was $8.38, $6.24 and $2.17 per option, respectively. Had the compensation cost been determined based on the fair value at the grant date, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended September 30,
	2004	2003	2002
Net (loss) income—as reported	$(5,955)	$4,990	$859
Add: stock-based employee compensation expense included in reported net income, net of income tax effect	19	16	—
Less: stock-based employee compensation determined under the fair value method, net of income tax effect	(315)	(329)	(272)

Net (loss) income—pro forma	$(6,251)	$4,677	$587

Basic (loss) earnings per share—as reported	$(1.07)	$0.90	$0.18
Basic (loss) earnings per share—pro forma	$(1.12)	$0.84	$0.12

Diluted (loss) earnings per share—as reported	$(1.07)	$0.86	$0.18
Diluted (loss) earnings per share—pro forma	$(1.12)	$0.80	$0.12

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

(q)  Comprehensive (Loss) Income

Comprehensive (loss) income consisted of the following:

	Years Ended September 30,
	2004	2003	2002
	( In thousands)
Net (loss) income	$(5,955)	$4,990	$859
Adjustment to accrued pension cost, net of income taxes	(797)	(2,694)	—
Foreign currency translation gain	1,464	748	1,679
Unrealized gain on derivative instrument, net of taxes	—	—	139

Total comprehensive (loss) income	$(5,288)	$3,044	$2,677

The foreign currency translation gain relates to the Company’s U.K. operations. The Company’s investment in such operations is permanent in nature and consequently no adjustment for income taxes was made.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r)  Revenue Recognition

The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes revenue at the time its products are delivered to the customer or the customer’s carrier, all significant obligations have been satisfied and collection of the resulting receivable is reasonably assured. Any shipping, handling or other costs incurred by the Company associated with the sale are expensed as cost of sales when incurred. Amounts billed to a customer for shipping and handling are reported as revenue. Net sales are comprised of gross sales less provisions for discounts, sales incentives, volume rebates and estimated customer returns. The Company granted certain incentives to a large retail customer that reduced revenue by $3.6 million in 2004.

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

(u)  Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This eliminated the use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be.

In December 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of SFAS No.132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During the three months ended March 31, 2004, the Company adopted the provisions of SFAS No. 132R (see Note 13 to the consolidated financial statements), which did not have a material effect on the Company’s consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“FIN 46”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined, and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

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

2.    Capital Infusion

On July 23, 2001, the Company obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“SCH”), an affiliate of Sun Capital Partners, Inc. (a private investment firm based in Boca Raton, Florida) and other parties.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendment to this credit facility revised the financial covenants under the facility, reduced required quarterly principal payments on the term loans, reallocated available borrowings between the U.S. and U.K. revolving loans, provided for lump sum repayment of the revolving loans and term loans on December 31, 2003, and limited the Company’s consolidated capital expenditures. On December 23, 2003, the Company entered into a new asset-based credit facility. See Note 7 of Notes to Consolidated Financial Statements.

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

3.    Acquisition

On July 5, 2000, the Company acquired all of the outstanding ordinary shares and 74% of the convertible preference shares of Ring. Ring is a leading supplier of lighting, automotive aftermarket products and industrial consumables in the United Kingdom. The acquisition, recorded under the purchase method of accounting, included the purchase of 39.6 million ordinary shares at 50 pence per share (approximately U.S. $30.1 million), 7 million convertible preference shares at 20 pence per share (approximately U.S. $2.1 million) plus acquisition costs, resulted in a total purchase price of U.S. $33.8 million. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of Ring’s tangible assets was $21.3 million, which was allocated to goodwill. During 2001, the Company reduced this goodwill by $749,000 reflecting the favorable settlement of tax liabilities. Through September 30, 2002, the goodwill was being amortized over 20 years on a straight-line basis. On October 1, 2002, the Company adopted SFAS142 and accordingly the amortization of goodwill is no longer required.

4.    Inventories

Inventories consisted of the following:

	September 30,
	2004	2003
	(In thousands)
Raw materials	$1,961	$2,142
Work-in-progress	1,238	377
Finished goods	37,366	31,873

	$40,565	$34,392

Inventory allowances amounted to $5.9 million and $3.5 million at September 30, 2004 and 2003, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment

Property and equipment and related depreciable lives were as follows:

	September 30,		Depreciable lives
	2004	2003
	(In thousands)
Land	$—	$377	—
Land use rights	2,266	2,242	47 years
Buildings and improvements	10,665	12,013	30 to 40 years
Leasehold improvements	2,001	1,879	*
Furniture and office equipment	1,831	1,794	3 to 7 years
Computer software and equipment	6,126	5,738	2 to 5 years
Machinery, molds and equipment	15,492	13,868	3 to 10 years
Vehicles	984	1,662	4 to 5 years
Other assets	—	156	—

	39,365	39,729
Less accumulated depreciation	23,927	23,064

	$15,438	$16,665

Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was approximately $2.5 million, $2.5 million, and $3.8 million, respectively.

*	Shorter of remaining term of lease or asset life.

6.     Goodwill and Other Intangible Assets

In fiscal 2003, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon a combination of valuation methodologies applied to each reporting unit. The tests performed for fiscal 2003 did not identify any instances of impairment. The Company performed another fair-value based impairment test as of September 30, 2004 and based on a combination of methodologies, the test determined that goodwill reported in North America was fully impaired. As a result, a charge of approximately $5.8 million was recorded to North America operations for the year ended September 30, 2004.

In the quarter ended September 30, 2004, the Company evaluated the carrying value of $3.8 million of goodwill recorded in its China Manufacturing and Distribution segment. Due to restructuring and recovery programs that the Company recently initiated in this segment, the average results of applying the evaluation tests indicated that the goodwill in the China Manufacturing and Distribution segment is not impaired as of September 30, 2004. However, should management’s future expectations and restructuring efforts prove less effective than anticipated or other triggering events occur, the Company will reevaluate the goodwill in the China Manufacturing and Distribution segment. The results of any future evaluation may indicate full or partial impairment resulting in a charge to future operations.

Total goodwill by reportable segment is as follows (In thousands):

	2004	Impairment	2003
North America	$—	$(5,776)	$5,776
United Kingdom	18,730	—	18,730
China Manufacturing and Distribution	3,776	—	3,776

	$22,506	$(5,776)	$28,282

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table adjusts net (loss) earnings per share for the adoption of SFAS 142:

	Years ended September 30,
	2004	2003	2002
	(in thousands)
Reported net (loss) income	$(5,955)	$4,990	$859
Goodwill amortization, net of taxes	—	—	1,590

Adjusted net (loss) income	$(5,955)	$4,990	$2,449

Basic and diluted (loss) earnings per share:

	Years ended September 30,
	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Reported net (loss) earnings per share	$(1.07)	$(1.07)	$0.90	$0.86	$0.18	$0.18
Goodwill amortization, net of taxes	—	—	—	—	0.34	0.33

Adjusted net (loss) earnings per share	$(1.07)	$(1.07)	$0.90	$0.86	$0.52	$0.51

In connection with the adoption of SFAS 142, the Company also reassessed the identification of intangible assets and determined that the Company has no separate and identifiable intangible assets related to its past acquisitions.

7.    Revolving Credit and Term Loan Facilities

The Company entered into a credit facility for approximately $75 million with a bank syndication group to finance the acquisition of Ring and repay and terminate its existing U.S. credit facility and Ring’s U.K. facility. This facility was subsequently amended on July 23, 2001 in connection with a capital infusion to the Company (see Note 2). The facility consisted of two term loans originally amounting to $15 million and the Great British Pound (GBP) equivalent of U.S. $15 million (GBP 9.0 million), respectively, and two revolving facilities for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and the United Kingdom of $21.4 million and the GBP equivalent of U.S. $23.6 million, respectively. Amounts outstanding under the revolving facilities were limited under a borrowing base defined as percentages of the combined accounts receivable and inventory balances for the United States and the United Kingdom. Obligations under the facility were secured by substantially all of the Company’s U.S. and U.K. assets, including 100% of the common stock of the Company’s U.S. subsidiaries and 65% of the stock of the Company’s Canadian and first tier United Kingdom and Hong Kong subsidiaries. The credit facility prohibited the payment of cash dividends or other distributions on any shares of the Company’s common stock, other than dividends payable solely in shares of common stock, unless approval was obtained from the lenders. The Company paid a quarterly commitment fee of .50% per annum based on the unused portion of the revolving facilities. Borrowings under the facility bore interest, payable monthly at the Company’s option of either the prime rate plus an applicable margin or LIBOR plus an applicable margin. The interest rate on this facility was 3.6% at September 30, 2003. Under the amended facility, the Company was required to meet minimum levels of adjusted quarterly earnings beginning with the quarter ended September 30, 2001 through the quarter ended September 30, 2002, and was required to meet revised quarterly debt to adjusted earnings and fixed charge ratios beginning with the quarter ending December 31, 2002. Annual capital expenditures were limited under the amendment to $4.0 million. The term and revolving loans were repayable on December 31, 2003. The bank syndication group’s fee for the July 23, 2001 amendment consisted of warrants, valued at $191,000, to purchase 70,828 shares of the Company’s common stock at a price of $.05 per share. At September 30, 2003, $33.0 million in net assets of Ring were restricted under the credit facility and could not be transferred to the parent company.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 23, 2003, the Company entered into an asset-based credit facility with a syndicate of lenders to refinance the Company’s existing indebtedness under its $75 million credit facility. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($552,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($39.8 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for our ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases, which are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of our common stock. The Company pays a monthly commitment fee of .375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. The $5.0 million term loan was not repaid by the first anniversary of the loan as required under the facility and consequently a fee of $500,000 is due. However, the $5.0 million term loan has been renewed and the fee was financed and paid. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus a margin of 2.25%. Borrowings under the $5 million term loan bear interest at 9%, payable monthly. Under the facility, the Company is required to meet monthly and quarterly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility agreement, as well as a minimum debt to adjusted earnings ratio. Capital expenditures are limited to $1.8 million per year in the United States and GBP 1.2 million per year in the United Kingdom. The Company paid a $450,000 investment-banking fee to an affiliate of its majority stockholder for services provided in connection with the refinancing. Total fees incurred with the refinancing were approximately $2.3 million of which $1.8 is being amortized over the life of the loan and $500,000 was amortized over twelve months.

As of September 30, 2004, the Company was in technical default of one covenant of its asset-based credit facility entered into on December 23, 2003, which was subsequently waived. On December 29, 2004, the lender modified the covenants and certain provisions of the Company’s asset based credit facility to allow additional intercompany transfers from the U.K. to support U.S. and Asia operations. In addition, on January 13, 2005, the lenders agreed to amend certain provisions of the asset-based credit facility, which allowed the Company to classify the debt as of September 30, 2004 as long-term in accordance with the guidance of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”. Although the Company intends to remain in compliance with the terms and covenants of its credit facilities, there can be no assurances that favorable market conditions will prevail in the future or that the Company will be able to achieve its projected results so as to permit its to remain in compliance. Moreover, the Company’s expenditures may increase in ways that consume its available liquidity and make it more difficult or impossible for it to comply with the terms and covenants of its credit facilities.

Ring has an arrangement with a U.K. bank which is secured by a standby letter of credit previously issued under the GBP revolving loan facility of the Company’s former $75 million credit facility and currently issued under the facility entered into on December 23, 2003. The arrangement provides for borrowings, trade letters of credit, bonds and the bank margin on foreign currency forward contracts and transactions. Bonds outstanding under this arrangement amounted to $185,000 at September 30, 2004 and there were borrowings or trade letters of credit outstanding of $1.8 million as of September 30, 2004.

Catalina Canada had a credit facility with a Canadian company that provided U.S. dollar and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately U.S. $5.5 million) in the aggregate. Borrowings in CDN dollars bore interest at the Canadian prime rate plus 1.5% (5.5% at September 30, 2004), while borrowings in U.S. dollars bore interest at the rate of the U.S. prime rate plus 0.5% (5.25% at September 30, 2004). Borrowings under the facility were limited to a borrowing base calculated from receivables and inventory. The credit facility was secured by substantially all of the assets of Catalina Canada. The facility

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts could be transferred if Catalina Canada did not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contained a financial covenant requiring Catalina Canada to maintain a minimum net worth of CDN 2.25 million, which when translated into USD was $1.89 million at September 30, 2004. This facility matured in December 2004, but the Company is in negotiations with the lender to renew this facility on substantially the same terms described above and expects this facility to be renewed in January 2005.

Go-Gro has a 41.6 million Hong Kong dollars (approximately U.S. $5.3 million) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by the Company. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other companies. This facility is subject to a periodic review by the bank. At September 30, 2004, Go-Gro had used $386,000 of this line for letters of credit, and there were $3.1 million in borrowings.

The Company’s availability under its revolving credit facilities consisted of the following (in thousands):

	UK Facility	US Facility	Canada Facility	Asia Facility	Total
Total lines of credit	$39,820	$6,000	$5,807	$5,335	$56,962
Less:
Borrowings	21,987	465	1,247	3,136	26,835
Stand-by and trade letters of credit	3,801	1	269	50	4,121
Amount unavailable under borrowing base	8,660	4,490	4,129	349	17,628

Amounts available	$5,372	$1,044	$162	$1,800	$8,378

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

9.    Subordinated Notes

In connection with the Sun Transaction, the Company issued $8.8 million in secured subordinated notes in July 2001 which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to warrants to purchase shares of common stock at $.05 per share for the

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to September 30, 2004 was paid in cash and no warrants were issued.

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

On February 27, 2004, the Company repaid $500,000 of the subordinated notes with the proceeds from the sale of the Miami office building. The amount of subordinated debt reflected in the accompanying consolidated balance sheets as of September 30, 2004 and 2003 consisted of the following:

	Principal	Additions to Principal for Interest Not Paid in Cash	Unamortized Discount	Total
	(In thousands)
Balance as of September 30, 2003	$3,400	$289	$(651)	$3,038
Principal payment	(500)	—	—	(500)
Discount amortization	—	—	287	287

Balance as of September 30, 2004	$2,900	$289	$(364)	$2,825

10.    Other Long-Term Debt

Other long-term debt consisted of the following:

	September 30,
	2004	2003
	(In thousands)
Mortgage note payable was paid off in February 27, 2004.	$—	$676
Borrowings with a U.K. financial institution to finance the purchase of vehicles and equipment, payable monthly, maturing at various dates through 2005, bearing interest at the institution’s base rate plus 1.25%, adjusted monthly (6.0% at September 30, 2004), and secured by vehicles and equipment with a net book value of $18,100 at September 30, 2004.	11	30
Other	8	13

Subtotal	19	719
Less current maturities	(16)	(702)

	$3	$17

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate maturities of other long-term debt at September 30, 2004 are as follows (in thousands):

2005	$16
2006	3

$19

11.    Income Taxes

The following table summarizes the differences between the Company’s effective income tax rate and the statutory federal income tax rate:

	Years Ended September 30,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	(1.4)	(0.1)	(3.9)
Foreign tax rate differential	(1.0)	(10.4)	(39.9)
Goodwill (impairment)/amortization	(32.6)	—	41.7
Provision for IRC 382 (Change in valuation allowance)	14.4	(5.1)	—
Net U.S. tax effect related to repatriated foreign earnings	(14.9)	12.3	—
Other	(3.9)	0.9	0.8

	(4.4)%	32.6%	33.7%

The income tax provision consisted of the following:

	Current	Deferred	Total
	(In thousands)
Year ended September 30, 2004
Federal	$(560)	$(4,403)	$(4,963)
State	(25)	(197)	(222)
Foreign	7,120	(1,685)	5,435

	$6,535	$(6,285)	$250

Year ended September 30, 2003
Federal	$(25)	$(2,657)	$(2,682)
State	2	(8)	(6)
Foreign	5,006	94	5,100

	$4,983	$(2,571)	$2,412

Year ended September 30, 2002
Federal	$(49)	$(1,967)	$(2,016)
State	—	(50)	(50)
Foreign	2,382	121	2,503

	$2,333	$(1,896)	$437

The Sun Transaction in July 2001 constituted a change of ownership of the Company as defined under Internal Revenue Code Section 382 (IRC 382) which can limit the utilization of loss carry forwards and other tax return deductions existing at the time the change in ownership occurs. The deferred tax benefit for 2001 was

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced by a provision of approximately $5.0 million for the estimated impact of IRC 382. The deferred tax provision or benefit for the years ended September 30, 2004, 2003 and 2002 included $2,104,000, $3,668,000 and $2,668,000, respectively, for the benefits of loss carry forwards.

(Loss) income before income taxes by source consisted of the following:

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
United States	$(20,983)	$(9,565)	$(5,436)
Foreign	15,278	16,967	6,732

	$(5,705)	$7,402	$1,296

The tax effects of each type of temporary difference that gave rise to the Company’s current net deferred tax asset (included in other current assets) is as follows:

	September 30,
	2004	2003
	(In thousands)
Accounts receivable allowances	$502	$478
Prepaid expenses	(266)	(271)
Allowances and capitalized costs for inventory	1,118	458
Accrued expenses	462	550
Executive settlements	—	144
Other	—	27

	$1,816	$1,386

The tax effects of each type of temporary difference and carry forward that gave rise to the Company’s net long term deferred tax asset (included in other long term assets) are as follows:

	September 30,
	2004	2003
	(In thousands)
Pension obligation	$4,156	$2,525
Executive settlements	335	354
Depreciation:
U.S. assets	(151)	197
Foreign assets	393	274
U.S. loss and other U.S. carry forwards	14,909	10,741
Foreign tax loss carry forwards	563	769
Foreign capital loss carry forwards	9,216	9,216
Other	508	193
Valuation allowance	(13,922)	(14,701)

	$16,007	$9,568

At September 30, 2004, the Company had $34.3 million in U.S. loss carry forwards for federal income tax return purposes which expire as follows (fiscal year ending September 30): $1.2 million in 2020, $9.3 million in

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2021, $7.6 million in 2022, $10.6 million in 2023 and $5.6 million in 2024. Utilization of these loss carry forwards, however, is expected to be limited under IRC 382. At September 30, 2004, foreign operating and capital loss carry forwards were $3.5 million and $33.5 million, respectively. The foreign losses can be carried forward indefinitely. A valuation allowance has been provided for all the foreign operating and capital tax loss carry forwards as well as a portion of the U.S. loss carry forwards. No valuation allowance was applied to the remaining U.S. loss carry forward as the Company believes that it is more likely than not that the deferred tax asset will be realized based on estimated future earnings and potential tax planning strategies.

Through September 30, 2004, the Company has not provided for possible U.S. income taxes on $34.5 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. Calculation of the unrecognized deferred tax liability related to these foreign earnings is not practicable. During the year ended September 30, 2004, the Company has repatriated approximately $8.7 million in foreign earnings to the United States and intends to repatriate a portion of the future earnings of certain of its foreign subsidiaries, which could result in an increase in the Company’s effective income tax rate.

12.    Minority Interest

On January 1, 2004, approximately 2.5 million convertible preference shares of Ring held by third parties automatically converted into approximately 1.0 million fully paid common shares of Ring, representing a 2.27 % interest in Ring. As a result of the conversion, minority interest decreased by $385,000. Operating results for the period since the conversion, increased the minority interest $199,000 to $1.1 million after the effect of foreign exchange.

13.    Pension Benefits

Ring has a defined benefit pension plan (“Ring pension plan”) that covers approximately 750 members formerly associated with Ring. There are no active members in the Ring pension plan. The Ring pension plan is administered externally and professional investment managers hold the assets separately. The Ring pension plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). New pensions legislation in the UK will, when in force, abolish the MFR and replace it with funding standards individually tailored to the circumstances of plans and employers. The legislation also introduces provisions, previously announced in June 2003, whereby (i) solvent employers who choose to terminate their defined benefit pension plans will have to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. The Company does not intend to terminate the Ring pension plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. In September 2004, the Company recorded in fiscal 2004 a net equity charge of $797,000 to other comprehensive income (pretax charge $1.1 million net of taxes of $342,000) to increase the pension obligation in the September 30, 2004 balance sheet to the unfunded accumulated benefit obligation as of such date of $10.8 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the plan trustees the amount of cash funded into the plan. The Company has not begun these negotiations but expects that future funding will increase.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

At September 30,

The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets, and the funded status of the plan are as follows (in thousands):

	Years Ended September 30,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$26,038	$27,032
Service cost	—	46
Interest cost	1,441	1,195
Benefits paid	(1,535)	(1,168)
Participants’ contributions	—	19
Benefit obligation loss (gain)	1,773	(2,128)
Curtailment of benefits	—	(441)
Foreign currency loss	2,332	1,483

Benefit obligation at end of period	$30,049	$26,038

	Years Ended September 30,
	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of period	$17,171	$14,784
Actual return on plan assets	1,560	1,891
Employer contributions	567	720
Benefits paid	(1,535)	(1,168)
Participants’ contributions	—	19
Foreign currency gain	1,532	925

Fair value of plan assets at end of period	$19,295	$17,171

	September 30,
	2004	2003
Funded status:
Unfunded benefit obligation	$10,755	$8,867
Unrecognized actuarial loss	(4,988)	(3,850)
Pretax charge to accumulated other comprehensive income required to adjust the accrued pension liability to the unfunded accumulated benefit obligation	4,988	3,850

Accrued pension liability recognized in the Company’s balance sheet	$10,755	$8,867

	Years Ended September 30,
	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$—	$46	$113
Interest cost	1,441	1,195	1,135
Amortization of unrecognized net loss	103	303	103
Expected return on plan assets	(1,017)	(929)	(910)

Net periodic benefit cost	$527	$615	$441

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued pension liability was recognized in the Company’s balance sheets as follows (in thousands):

	September 30,
	2004	2003
Accrued pension liability recognized in other current liabilities	$577	$518
Accrued pension liability recognized in long term liabilities	10,178	8,349

	$10,755	$8,867

The weighted average assumptions used to determine benefit obligations at September 30:

	2004	2003
Discount rate	5.52%	5.19%
Average rate of compensation increase	n/a	n/a
Rate of inflation	3.00%	2.75%

The weighted average assumptions used to determine net periodic benefit cost for years ended September 30:

	2004	2003
Discount rate	5.19%	4.50%
Expected long-term return on plan assets	5.75%	5.50%
Average rate of compensation increase	n/a	3.75%
Rate of inflation	2.75%	2.25%

The overall expected return on assets assumption has been determined with the aim of reflecting the average rate of growth expected on the funds invested. In deriving this return the aim is to use a realistic long term rate of return. In any year, it is considered whether the rate of return is reasonable having regard to the weighted average of the expected returns from each of the main asset classes. The expected return for each asset class reflects a combination of historical performance analysis, the forward-looking views of the financial markets (as suggested by the yields available) and the views of investment organizations. Consideration is also given to the rate of return expected to be available for reinvestment.

Plan Assets

The plan’s asset allocations at September 30, 2004 and 2003 by asset category are as follows:

	2004	2003
Equity securities	46%	45%
Debt securities	54%	55%
Other	n/a	n/a

Total	100%	100%

Investment policy

The plan trustees have determined an investment policy that is designed to lead to ensure that the plan will meet beneficiaries’ entitlements, maintain the funding level of the plan under the Minimum Funding Requirement basis and pay due regard to the size and incidence of Ring’s contributions. To achieve this result, the trustees have a written investment policy, which includes a prescribed strategic asset allocation benchmark.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The target allocation is to be invested 45% in equity securities and 55% in debt securities. This policy takes into account the plan’s specific liability profile. In setting investment policy, the trustees take appropriate professional advice and consult with the company. External investment managers then manage the assets within a specified percentage range.

The target allocations reflect the trustees’ views on the appropriate balance to be struck between returns and risk and the extent to which the Plan’s assets should be distributed so as to match its liabilities. The benchmark, together with investment restrictions that are imposed on the investment managers to ensure that there is no undue concentration at the stock level, is designed to ensure that Plan’s investments are suitable and adequately diversified insofar as is appropriate to the circumstances of the Plan. The restrictions imposed on the investment managers ensure that a high proportion of assets are readily realizable and that sufficient liquidity is maintained to meet known benefit payments.

Investment risk is measured and monitored quarterly on an ongoing basis through regular reviews performed by the trustees in conjunction with the investment managers.

Contributions

Ring expects to contribute $565,000 to the plan in 2005.

Estimated Future Benefit Payments

2005	$614
2006	717
2007	860
2008	872
2009	1,008
2010-2014	6,845

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    (Loss) earnings Per Share

Effective April 8, 2002, the Company effected a one-for-five reverse stock split. (Loss) earnings per share information reflect the reverse stock split for all periods presented. The computation of basic and diluted (loss) earnings per common share (EPS) is as follows (in thousands except per share data):

	Years Ended September 30,
	2004	2003	2002
Basic EPS
Numerator:
Net (loss) income attributable to common stockholders	$(5,955)	$4,990	$859

Denominator:
Weighted average shares outstanding for the year	4,315	4,288	3,504
Effect of warrants*	1,268	1,270	1,251

Weighted average shares used for basic EPS	5,583	5,558	4,755

Basic EPS	$(1.07)	$0.90	$0.18

Diluted EPS
Numerator:
Net (loss) income available to common stockholders	$(5,955)	$4,990	$859

Denominator:
Weighted average shares outstanding for the year	4,315	4,288	3,504
Effect of stock options**	—	204	57
Effect of warrants	1,268	1,319	1,273

Weighted average shares used for diluted EPS	5,583	5,811	4,834

Diluted EPS	$(1.07)	$0.86	$0.18

*	Represents weighted average shares issuable upon the exercise of warrants with exercise price of $0.05 per share.
**	The weighted average shares issuable upon the exercise of stock options not included in the calculation because such options were antidilutive were 163,808 (at exercise prices from $12.19 to $26.90), 171,275 (at exercise prices from $9.49 to $26.90), and 517,000 (at exercise prices from $5.50 to $31.25) for 2004, 2003 and 2002, respectively.

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

In November 2001, the Company adopted the Stock Incentive Plan (“Incentive Plan”), which provides for the granting of options to directors, officers, employees, consultants and advisors of the Company and subsidiaries. The number of shares of common stock that may be issued pursuant to the Incentive Plan is 450,000 shares, subject to adjustment as provided in the Incentive Plan. Under the Incentive Plan, participants may receive incentive stock options (“ISO”) or Nonqualified Stock Options at a price determined by the Board of Directors; provided, however, that such price shall not, in the case of an ISO, be less than 100% of the fair market value of the shares on the date of grant. Options generally vest ratably over a four-year period from the date of grant. The option term shall not exceed 10 years from the date of grant. As of September 30, 2004 and 2003, options for 115,450 shares and 139,200 shares, respectively, of common stock remained available for future grants.

In November 2001, the Company adopted the Management Settlement Stock Incentive Plan (the “Settlement Plan”), which provided for the settlement of the Company’s obligations to certain of the Company’s former employees under employment agreements previously entered into between the Company and such employees (see Note 2). The options expire on July 23, 2011. As of September 30, 2004 and 2003, the options outstanding under the Settlement Plan were fully exercisable, and there are no options available for future grants under the Settlement Plan.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and related information for each plan are as follows:

Employee Plan:
	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	35,487	$13.30
Options canceled	(15,167)	$13.63

Options outstanding at September 30, 2002	20,320	$13.07
Options canceled	(7,400)	$13.14

Options outstanding at September 30, 2003	12,920	$13.04
Options canceled	(5,560)	$12.75

Options outstanding at September 30, 2004	7,360	$13.25

Options exercisable at September 30, 2004	7,360	$13.25

Director Plan:
	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	800	$25.00
Options canceled	(800)	$25.00

Options outstanding at September 30, 2004, 2003 and 2002	—	—

Broad Based Plan:
	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	33,800	$19.69
Options canceled	(14,200)	$19.69

Options outstanding at September 30, 2002	19,600	$19.69
Options canceled	(7,600)	$19.69

Options outstanding at September 30, 2003	12,000	$19.69
Options canceled	(2,400)	$19.69

Options outstanding at September 30, 2004	9,600	$19.69

Options exercisable at September 30, 2004	9,600	$19.69

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Plan:
	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2002	248,600	$8.08
Options granted	233,750	$9.28
Options exercised	(4,000)	$1.90
Options canceled	(172,350)	$8.72

Options outstanding at September 30, 2003	306,000	$8.72
Options granted	50,000	$12.49
Options exercised	(41,500)	$2.46
Options canceled	(26,250)	$5.74

Options outstanding at September 30, 2004	288,250	$10.54

Options exercisable at September 30, 2004	107,126	$11.14

Settlement Plan:
	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2002	313,847	$5.90
Options exercised	(2,500)	$5.90

Options outstanding at September 30, 2003	311,347	$5.90
Options exercised	(16,700)	$5.90

Options outstanding at September 30, 2004	294,647	$5.90

Options exercisable at September 30, 2004	294,647	$5.90

Other Stock Options:

Transactions and related information relating to stock options issued outside of a plan are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Options outstanding at September 30, 2001	76,800	$20.70
Options canceled	(28,000)	$18.92

Options outstanding at September 30, 2002 and 2003	48,800	$21.70
Options canceled	(1,000)	$24.69

Options outstanding at September 30, 2004	47,800	$21.64

Options exercisable at September 30, 2004	47,800	$21.64

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 to $1.90	10,250	7.1 years	$1.87	5,500	$1.86
$4.10 to $5.90	302,147	6.8 years	$5.86	302,147	$5.86
$7.23 to $8.29	124,000	8.1 years	$7.83	34,000	$7.80
$9.49 to $13.75	108,860	8.2 years	$11.12	37,486	$10.10
$15.00 to $21.88	77,900	6.1 years	$19.43	70,400	$19.90
$25.00 to $26.90	24,500	7.1 years	$25.16	17,000	$25.22

$1.75 to $26.90	647,657	7.2 years	$9.42	466,533	$9.12

Stock Warrants

On January 11, 2002, the Company entered into a three–year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The warrant expires on January 24, 2012. Half of the warrants vested on January 24, 2003, and the remainder vested on January 24, 2004. The Company capitalized $81,000 that represented the fair value of the warrants and amortized the amount through September 30, 2004. These warrants were exercised on September 2004.

In connection with the Sun Transaction on July 23, 2001, the Company issued warrants to purchase 1,111,495 common shares exercisable immediately upon receipt at $.05 per share. Also in connection with the Sun Transaction, the Company issued secured subordinated notes bearing interest at 12%, compounded quarterly. The notes are prepayable subject to a premium equal to 5% of the note principal. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to September 30, 2004 was paid in cash.

The Company issued warrants to purchase 70,829 common shares exercisable immediately upon receipt at $.05 per share to its bank syndicate group in connection with the July 23, 2001 amendment of its $75 million credit facility. In March 2004, warrants to purchase 5,486 shares at $0.05 per share were exercised and warrants to purchase 23 shares were cancelled in a cashless exercise.

16.    Commitments

The Company leases offices, warehouse facilities, equipment and vehicles under non-cancelable operating leases that expire at various dates through 2019 with the exception of certain U.K. land use rights, which expire in 2073. Certain leases provide for future rent adjustments based on changes in market rates or increases in minimum lease payments based upon increases in annual real estate taxes and insurance. Future minimum lease

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments, including known rent adjustments, under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases as of September 30, 2004 by fiscal year, were as follows (in thousands):

	Minimum Rental Payments	Minimum Sublease Receipts	Net
2005	$3,829	$70	$3,759
2006	3,387	70	3,317
2007	2,857	70	2,787
2008	2,306	70	2,236
2009	1,781	66	1,715
Thereafter	17,432	17	17,415

	$31,592	$363	$31,229

Total net rental expense for all operating leases amounted to approximately $4.0 million, $3.6 million and $2.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

In February 2004, as a result of the sale of its office building, the Company entered into a lease agreement with Segovia Realty, LLC to lease the building for a period of 10 years. The total commitment for the length of the lease is $2.7 million.

In September 2000, Go-Gro, deposited the purchase price of approximately $1 million for its joint venture partner’s interest in its Chinese cooperative joint venture manufacturing subsidiary, Shenzhen Jiadianbao Electrical Products Co., Ltd. (“SJE”). This purchase was finalized in December 2000. During the quarter ended March 31, 2001, SJE was converted under Chinese law from a cooperative joint venture to a wholly owned foreign entity and its name was changed to Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (“JES”).

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

In connection with the settlement with Go-Gro’s former joint venture partner in SJE, JES acquired the land use rights for a parcel of land adjoining its primary manufacturing facilities. Under the separate land use agreement for this parcel, JES has the right to use the land through March 19, 2051 and was obligated to complete new construction on the land (estimated to cost approximately $1.3 million) by March 20, 2004. No construction was begun and consequently, the local municipal planning and state land bureau is now permitted to take back the land use rights for the parcel without compensation. During the fourth quarter of 2003, when the Company decided not to seek an extension of the March 20, 2004 deadline from local authorities, the Company recorded a $766,000 provision for impairment of land use rights. There are no structures on this vacant parcel, and should the local authorities confiscate the land, the Company does not believe there would be any impact on the operations of the factory. On December 2, 2004, the Company entered into an agreement to assist a third party in acquiring the land.

Ring has employment agreements with 15 of its officers and key employees which provide for notice periods in the case of termination varying from six to 36 months. Their total annual basic salary cost amounts to

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately U.S. $2.0 million. The agreements contain benefit packages including contributions to Ring’s pension plans ranging from 5% to 10% of salary. In addition, most of the agreements contain post-termination restrictive covenants.

The Company has a 401(k) plan for its U.S. employees to which the Company makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended September 30, 2004, 2003 and 2002 were insignificant.

17.    Related Party Transactions

Effective January 1, 2004, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $64,500 during the quarter ended March 31, 2004.

During 2004, the Company paid a $450,000 investment banking fee to an affiliate of our majority stockholder for services provided in connection with the December 23, 2003 refinancing of the United States and United Kingdom asset based credit facility.

Effective November 1, 2002, the Company amended the terms of the stock options previously granted to the individual who formerly served as its Chief Financial Officer, and as a result recorded compensation expense of $40,000 during the quarter ended December 31, 2002.

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. Concurrently with entering into this agreement, the Company amended the terms of the stock options granted to this individual and as a result was to incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight-line basis. During the quarter ended December 31, 2003, the Company determined that the consultant had delivered all the anticipated benefit from the agreement. Consequently, the remaining deferred compensation was expensed in full in the first quarter of the fiscal year ended September 30, 2004. Compensation expense for the year ended September 30, 2004 and 2003 amounted to $172,000 and $123,000, respectively

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The warrant expires on January 24, 2012. Half of the warrant vested on January 24, 2003, and the remainder vested on January 24, 2004.

During May 2002, the Company paid $26,000 cash and granted options valued at $24,000, which it expensed, to an employee of an entity under common control, in exchange for consulting services.

On July 23, 2001, the Company entered into a ten-year agreement with an affiliate of the Company’s majority stockholder to provide management services to the Company at an annual fee of $500,000, payable quarterly. This management services expense for the years ended September 30, 2004, 2003 and 2002 amounted to $500,000 in each year. As of September 30, 2004 and 2003, the Company had a prepaid management fee balance of $125,000.

During the year ended September 30, 2002, Go-Gro purchased $795,000 in raw materials from an affiliate, which was fifty percent owned by the Company through July 2002.

During the year ended September 30, 2002, Go-Gro purchased $1.3 million in raw materials from another affiliate, which was forty percent owned by the Company. This affiliate ceased operations in June 2002.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mexico—Catalina Lighting Mexico S.A. de C.V. (ceased operations in July 2004)

China—the manufacturing and sourcing activities of Go-Gro as they relate to intercompany sales

All of the Company’s warehousing and distribution activities in Mexico ended in July 2004. During 2004, Mexico generated $1.9 million in net sales that yielded $1.3 million in segment loss. The segment loss is primarily a result of lower gross profit from liquidation sales, allowances on receivables and severance and other closing costs. The Company has paid and expensed $339,000 in 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. All employees have been terminated and there are no remaining deferred amounts for severance as of September 30, 2004. Subsequent to their termination, certain key individuals were hired on a consulting basis to finalize the liquidation of inventory, collect accounts receivable and file the required liquidation documents with the government.

United Kingdom consists of Ring Limited, its seven principal subsidiaries and its parent holding company, Catalina International Limited. The Company added the United Kingdom as a primary business segment with the acquisition of Ring on July 5, 2000.

China Manufacturing and Distribution consists of the sale of products manufactured or sourced by Go-Gro primarily to distributors and retailers in Europe and to a lesser extent Asia and to Ring.

Intersegment sales represent shipments of finished products sold at prices determined by management. The Company evaluates the performance of its operating segments and allocates resources to them based on net sales and segment contribution. Segment contribution is defined as income (loss) before parent/holding Company expenses, tax transfer pricing adjustments and income taxes. The segment contribution and the interest expense for the United Kingdom includes the interest expense related to the acquisition of Ring. Prior years’ data has been restated to conform to the current year reportable operating segments presentation. Information on operating segments and a reconciliation to income (loss) before income taxes for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands):

Net Sales by Business Segment:

	Years Ended September 30,
	2004			2003			2002
	External customers	Intersegment	Total	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$51,504	—	$51,504	$60,245	—	$60,245	$87,378	—	$87,378
United Kingdom	144,518	—	144,518	127,733	—	127,733	114,798	—	114,798
China Manufacturing and Distribution	13,812	12,919	26,731	14,039	10,306	24,345	18,090	8,738	26,828
Eliminations	—	(12,919)	(12,919)	—	(10,306)	(10,306)	—	(8,738)	(8,738)

Total	$209,834	—	$209,834	$202,017	—	$202,017	$220,266	—	$220,266

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales by Location of External Customers:

	Years Ended September 30,
	2004	2003	2002
United States	$28,021	$33,518	$62,126
United Kingdom	139,349	123,278	112,971
Canada	22,032	23,844	22,760
Other	20,432	21,377	22,409

Net Sales	$209,834	$202,017	$220,266

Net Sales by Product Class:

	Years Ended September 30,
	2004	2003	2002
Lighting	$148,678	$150,979	$177,006
Automotive after-market	47,205	39,150	32,547
Industrial consumables	13,951	11,888	10,713

	$209,834	$202,017	$220,266

Segment (loss) contribution:

	Years ended September 30,
	2004	2003	2002
North America	$(14,779)	$(4,124)	$(80)
United Kingdom	14,465	13,444	3,693
China Manufacturing and Distribution	(1,637)	307	2,066

Subtotal for segments	(1,951)	9,627	5,679
Executive settlements		—	—
Parent/administrative expenses	(3,754)	(2,225)	(4,383)

(Loss) income before income taxes	$(5,705)	$7,402	$1,296

Interest Expense (1):

	Years ended September 30,
	2004	2003	2002
North America	$344	$334	$592
United Kingdom	2,951	2,597	4,334
China Manufacturing and Distribution	28	3	2

Subtotal for segments	3,323	2,934	4,928
Parent/administrative expenses	948	730	1,930

Total interest expense	$4,271	$3,664	$6,858

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets by asset location:

	September 30,
	2004	2003
North America (2)	$25,339	$30,036
United Kingdom	109,169	74,585
China (3)	24,341	27,283
Eliminations	(23,905)	(4,629)

Total assets	$134,944	$127,275

Property and Equipment, net:

	September 30,
	2004	2003
North America (2)	$585	$1,729
United Kingdom	2,092	2,056
China (3)	12,761	12,880

Total long-lived assets	$15,438	$16,665

Expenditures for Additions to Property and Equipment

	Years Ended September 30,
	2004	2003	2002
North America	$388	$457	$61
United Kingdom	571	599	560
China (4)	1,541	920	560

Total expenditures	$2,500	$1,976	$1,181

(1)	The interest expense shown for each segment includes interest paid or earned on intersegment advances. Interest expense for United Kingdom includes interest on acquisition-related debt.
(2)	Total assets for North America include parent assets.
(3)	China assets include assets related to both the North America and the China Manufacturing and Distribution segments and are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $1,798 and $1,700 at September 30, 2004 and 2003, respectively.
(4)	Includes expenditures for property and equipment used by both the North America and the China Manufacturing and Distribution segments.

19.    Severance and Office Closing Costs

In 2004 and 2003, the Company terminated 72 and 55 employees, respectively, primarily in North America and China, incurring severance costs of $917,000 and $474,000, respectively. The 2004 severance costs include $339,000 for the closure of the Mexican warehouse and distribution center that ceased operations in July 2004. Hong Kong and China severance costs totaled $292,000.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Derivative Instruments and Hedging Activities

The Company sells its products in Europe and the United Kingdom and maintains major capital investments in manufacturing facilities in China, administrative offices in Hong Kong, and sales and distribution operations in the United Kingdom. The Company also has a subsidiary in Canada and sells its products in Canada. Of the Company’s revenues for the years ended September 30, 2004, 2003 and 2002, 87%, 83% and 72%, respectively, were generated from international customers. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. These foreign currency exposures are monitored and managed by the Company. The Company’s foreign currency risk management program focuses on the unpredictability of foreign currency exchange rate movements and seeks to reduce the potentially adverse effects that the volatility of these movements may have on its operating results.

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

Cash Flow Hedge

One of the Company’s U.K. subsidiaries hedges it’s foreign currency exposure in respect to inventory denominated in currencies other than GBP in a number of ways including:

(1)  During the years ended September 30, 2004, 2003 and 2002, it entered into foreign exchange contracts to hedge its firm commitments.

(2)  During 2002, it began purchasing forward foreign currency contracts for 50% of its expected inventory purchases denominated in U.S. dollars going forward three to six months. The forward contracts used in this program mature in six months or less, consistent with the expected purchase commitments.

(3)  During 2004, it began matching inventory purchases with expected receipts when the transactions are linked and both are denominated in U.S. dollars.

The mark to market adjustment for currency contracts was immaterial for all years presented.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. The Company maintains primary product liability insurance coverage of $1.0 million per occurrence, $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $50 million in insurance coverage. The primary insurance coverage requires the Company to self-insure for a maximum amount of $100,000 for all incidents. Based on experience, the Company has accrued $711,000 and $529,000 for this contingency as of September 30, 2004 and 2003, respectively. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,169	$3,169	$2,899	$2,899

Accounts receivable, net	$32,252	$32,252	$29,273	$29,273

Revolving credit facilities	$26,835	$26,835	$11,747	$11,747

Term loans	$5,501	$5,501	$12,284	$12,284

Accounts payable	$30,297	$30,297	$27,416	$27,416

Subordinated notes	$2,825	$2,890	$3,038	$3,135

Other long-term debt	$18	$18	$719	$745

Derivatives	$12,020	$12,020	$11,012	$11,012

23.    Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
	(In thousands except per share data)
Fiscal 2004
Net Sales	$56,227	$51,496	$50,467	$51,644
Gross Profit	$12,320	$9,225	$9,651	$9,776
Net Income	$1,935	$(712)	$(1,079)	$(6,099)
Earnings Per Share:
Basic	$0.35	$(0.13)	$(0.19)	$(1.09)
Diluted	$0.33	$(0.13)	$(0.19)	$(1.09)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Fiscal 2003
Net Sales	$56,170	$49,942	$48,398	$47,507
Gross Profit	$11,897	$10,879	$10,233	$8,616
Net Income	$2,147	$1,340	$1,259	$244
Earnings Per Share:
Basic	$0.39	$0.24	$0.23	$0.04
Diluted	$0.37	$0.23	$0.22	$0.04

(1)	Includes a $766,000 provision for impairment on land use rights.
(2)	Includes a $5.8 million goodwill impairment charge for the North America segment.

As a result of the lenders agreeing to amend the asset based credit facility as discussed in Note 7, the Company’s debt is properly classified as long term in accordance with EITF 95-22. However, the revolving credit facilities that were classified as long-term debt in previous quarters should have been classified as current under EITF 95-22. These amounts were $26,505, $22,081 and $19,461 at December 31, 2003, March 31, 2004 and June 30, 2004, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION

The Company’s credit facilities place restrictions on the amount of assets that may be transferred by Ring, Go-Gro and Catalina Canada to the parent company or other subsidiaries. These restricted net assets totaled $9.6 million, $2.9 million and $16.0 million for the Go-Gro, Catalina Canada and Ring subsidiaries, respectively, at September 30, 2004. The financial information for the Company has been adjusted in this schedule to report Ring, Go-Gro and Catalina Canada on the equity basis of accounting.

BALANCE SHEETS

	September 30,
	2004	2003
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$210	$222
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $194,000 at September 30, 2004 and 2003,respectively	800	2,542
Inventories	3,244	3,929
Income taxes receivable	11	45
Other current assets	2,246	1,850

Total current assets	6,511	8,588
Property and equipment, net	480	1,578
Investment in and net amounts due to or from Go-Gro	12,516	16,607
Investment in and net amounts due to or from Catalina Canada	3,435	3,747
Investment in and net amounts due to or from Ring	15,950	32,783
Goodwill	—	4,353
Other assets	11,423	7,351

	$50,315	$75,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$748	$1,238
Current maturities of other long-term debt	—	676
Other current liabilities	1,994	2,339

Total current liabilities	2,742	4,253
Revolving credit facilities	465	11,200
Term loans	—	8,721
Subordinated notes, net of discount	2,825	3,038
Other liabilities	734	—

Total liabilities	6,766	27,212

Stockholders’ equity
Common Stock	45	44
Additional paid-in capital	39,445	38,604
Retained earnings	6,658	12,613
Deferred compensation	(62)	(262)
Accumulated other comprehensive income (loss)	(76)	(743)
Treasury stock	(2,461)	(2,461)

Total stockholders’ equity	43,549	47,795

	$50,315	$75,007

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Net sales	$29,555	$36,454	$64,848
Cost of sales	31,781	34,908	52,016

Gross profit	(2,226)	1,546	12,832
Selling, general and administrative expenses	16,027	10,504	12,084
Litigation settlement	—	—	959
Severance and office closing costs	166	236	302

Operating (Loss) income	(18,419)	(9,194)	(513)

Other income (expenses)
Interest expense	(1,185)	(2,230)	(4,617)
(Loss) gain on disposal of property and equipment, net	(5)	39	(1,098)
Equity in (loss) income of Go-Gro	(2,383)	580	(940)
Equity in income of Catalina Canada	469	905	27
Equity in income of Ring	7,024	10,447	4,030
Interest (expense) income on advances to (from) subsidiaries	(1,567)	(19)	(31)
Reimbursement of administrative costs by Catalina Canada, Ring and Go-Gro	1,805	1,877	1,725
Other income—intercompany	3,650	—	—
Other (expenses) income	(529)	(103)	215

Total other income (expenses)	7,279	11,496	(689)

Income (loss) before income taxes	(11,140)	2,302	(1,202)
Income tax benefit	5,185	2,688	2,061

Net (loss) income	$(5,955)	$4,990	$859

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(5,955)	$4,990	$859

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in (income) of Go-Gro, Catalina Canada and Ring	(5,110)	(11,932)	(3,117)
Depreciation and amortization	926	1,441	2,617
Goodwill impairment	4,353	—	—
Deferred income tax (benefit)	(4,582)	(2,675)	(2,017)
Loss (gain) on disposition of property and equipment	5	(39)	1,098
Non-cash compensation expense	266	189	—
Warrants issued for interest on subordinated notes	—	—	183
Interest on subordinated notes added to principal	—	—	692
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,742	3,083	(1,336)
Decrease (increase) in inventories	685	1,884	2,784
Decrease (increase) in income taxes receivable	34	110	128
Decrease (increase) in other current assets	(396)	22	201
Decrease (increase) in other assets	166	74	1,659
Increase (decrease) in accounts payable and other liabilities	(973)	(926)	(1,476)

Total adjustments	(2,884)	(8,769)	1,416

Net cash (used in) provided by operating activities	(8,839)	(3,779)	2,275

Cash flows from investing activities:
Capital expenditures	(346)	(285)	(30)
Proceeds from sale of property	2,100	65	7,870
Decrease in investment in and net amounts due to or from Go-Gro, Catalina Canada and Ring	27,391	5,018	1,639
Decrease in restricted cash equivalents and short-term investments	—	—	895

Net cash provided by investing activities	29,145	4,798	10,374

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION—(Continued)

STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Cash flows from financing activities:
Payments on term loans	(8,721)	(1,500)	(2,100)
Net (payments) borrowings under revolving credit facilities	(10,734)	225	(3,825)
Payments on subordinated notes	(500)	—	—
Sinking fund redemption payments on bonds	—	—	(515)
Financing cost	(85)	—	(300)
Payments on other long-term debt	(676)	(158)	(338)
Payments on bonds payable	—	—	(5,100)
Proceeds from issuance of common stock	398	34	5

Net cash (used in) provided by financing activities	(20,318)	(1,399)	(12,173)

Net (decrease) increase in cash and cash equivalents	(12)	(380)	476
Cash and cash equivalents at beginning of year	222	602	126

Cash and cash equivalents at end of year	$210	$222	$602

SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended September 30,
	2004	2003	2002
	(in thousands)
Cash paid (refunded) for:
Interest	$699	$1,539	$2,444

Income taxes	$(103)	$(127)	$(178)

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

In conjunction with changes to rules related to defined benefit pension plans announced by the U.K. government in June 2003, the Company recorded in fiscal 2003 a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the pension obligation recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. In September 2004, the Company recorded a net equity charge of $797,000 to other comprehensive income (pretax charge $1.1 million net of income taxes of $342,000) to increase the pension obligation recorded in the September 30, 2004 balance sheet to the unfunded accumulated benefit obligation as of such date of $10.8 million.

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

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for the years ended September 30, 2004 and 2003 amounted to $29,000 and $25,000, respectively.

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

In January 2002, the Company entered into a three-year consulting agreement with an executive officer of an entity under common control with the Company, whereby it issued to the consultant a warrant to purchase 64,400 shares of the Company’s common stock with an exercise price of $2.20 per share which was the market value on the date of grant. The Company capitalized $81,000 which represents the fair value of these warrants and was amortizing this amount over the term of the consulting agreement on a straight line basis. These warrants were exercised on September 2004 and are fully amortized as of that date.

During 2002, the Company issued warrants valued at $183,000 as additional interest expense on subordinated debt.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Description		Charged to costs and expenses
Allowance for doubtful accounts—deducted from accounts receivable in the balance sheet:
Year ended September 30, 2004	$880	$126	$(222)	$784

Year ended September 30, 2003	$446	$558	$(124)	$880

Year ended September 30, 2002	$1,423	$226	$(1,203)	$446

Inventory allowances—deducted from inventory in the balance sheet:
Year ended September 30, 2004	$3,547	$987	$1,343	$5,877

Year ended September 30, 2003	$5,163	$3,048	$(4,664)	$3,547

Year ended September 30, 2002	$6,848	$1,856	$(3,541)	$5,163

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

No change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2005 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2004, or set forth herein in Item 1, “Business-Executive Officers of the Registrant”. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2005 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2004. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2005 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2004. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2005 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2004. Alternatively, such information will be included in an amendment to this Form 10-K.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement for the Company for its 2005 Annual Meeting of Shareholders, which will be filed within 120 days of September 30, 2004. Alternatively, such information will be included in an amendment to this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  1.  Documents Filed as Part of this Report.    The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of September 30, 2004 and 2003

Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.    The following financial statement schedules are included in this Report:

Schedule I—Condensed Financial Information

Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2004, 2003 and 2002

3.  Exhibits.    The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit Number	Description

3.1	Registrant’s Second Amended and Restated Articles of Incorporation, as amended.(1)

3.2	Registrant’s Amended and Restated By-Laws.(1)

10.1

Loan and Security Agreement (the “Loan Agreement”) dated as of December 23, 2003, by and among Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Catalina International Limited, Arctic Products Limited, and Van-Line Limited, as Borrowers; Catalina Lighting, Inc., Meridian Lamps, Inc., British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, and Ring Limited, as Guarantors; Congress Financial Corporation (Florida), as Agent; and the Lenders named therein, as Lenders.(2)

10.1(a)

Consent and Waiver, dated as of October 2004, by and among Congress Financial Corporation (Florida), in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, the financial institutions which are parties to the Loan Agreement as lenders, Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Arctic Products Limited, Van-Line Limited, Catalina International Limited, as Borrowers; British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, Ring Limited, Catalina Lighting, Inc. and Meridian Lamps, Inc., as Guarantors.

Exhibit Number	Description
10.1(b)

Consent and Amendment No. 1 to Loan and Security Agreement, dated as of December 29, 2004, by and among Congress Financial Corporation (Florida), in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, the financial institutions which are parties to the Loan Agreement as lenders, Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Arctic Products Limited, Van-Line Limited, Catalina International Limited, as Borrowers; British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, Ring Limited, Catalina Lighting, Inc. and Meridian Lamps, Inc., as Guarantors.

10.1(c)	Letter Agreement, dated January 13, 2005, by and among Catalina Lighting, Inc., Congress Financial Corporation (Florida), Burdale Financial Limited and Saberasu Japan Investments II B.V.

10.2	Financing Agreement dated December 2, 2003 between Catalina Asia Ltd. and Standard Chartered Bank.(2)

10.3	Loan Agreement, dated as of December 3, 2001, by and between Congress Financial Corporation (Canada) and Catalina Lighting Canada (1992), Inc. / Lumieres Catalina Canada, (1992) Inc.(3)

10.4

Purchase and Sales Agreement between Crisana Corporation and Catalina Lighting, Inc., dated as of December 29, 2003 and Office Building Lease between Segovia Realty, LLC, a Florida Limited Liability Company, and Catalina Lighting, Inc., a Florida Corporation, dated as of February 27, 2004.(4)

10.5	Multi-Tenant Commercial Lease dated as of March 12, 1998 between TAG Quattro Inc. and Catalina Lighting Canada Ltd.(5)

10.6	Sublease Agreement dated as of March 31, 2003, between Smith & Nephew Inc. and Catalina Lighting Canada (1992), Inc.(6)

10.7	Landlord’s consent to Sublease dated March 31, 2003, between Smith & Nephew Inc., Tag Quattro Inc. and Catalina Lighting Canada (1992), Inc.(7)

10.8	Amended and Restated Stock Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001.(8)

10.9	Amended and Restated Note Purchase Agreement between the registrant and Sun Catalina Holdings, LLC, dated as of July 23, 2001.(9)

10.10	Warrant to purchase Shares of Common Stock by the registrant in favor of Sun Catalina Holdings, LLC, dated as of July 23, 2001.(10)

10.11	Voting Agreement and Irrevocable Proxy, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, the registrant, and certain shareholders and option holders of the registrant.(11)

10.12	Shareholders Agreement, dated as of July 23, 2001, by and among Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and the registrant.(12)

10.13(a)	Registration Rights Agreement, dated as of July 23, 2001, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and SunTrust Bank.(13)

10.13(b)	Amendment No. 1 to Registration Rights Agreement, dated as of June 14, 2002, by and among the registrant, Sun Catalina Holdings, LLC, SunTrust Banks, Inc., and SunTrust Bank.(14)

10.14*	Management Services Agreement dated as of July 23, 2001 by and between the registrant and Sun Capital Partners Management, LLC.(15)

10.15

Recommended Cash Offers, dated June 1, 2000, by NM Rothschild & Sons Limited on behalf of Catalina International PLC to acquire the whole of the ordinary and convertible preference share capital of Ring PLC.(16)

Exhibit Number		Description

10.16

Land Use Agreement, dated April 11, 1995, between Jiadianbao Electrical Products (Shenzhen) Co., Ltd. (formerly known as Shenzhen Jiadianbao Electrical Products Co., Ltd.) and the Bureau of National Land Planning Bao-An Branch of Shenzhen City.(17)

10.17		Registrant’s Stock Incentive Plan.(18)

10.18		Registrant’s Management Settlement Stock Option Plan.(19)

10.19		Warrant to Purchase Shares of Common Stock by the registrant in favor of Robert H. Patterson, dated January 24, 2002.(20)

10.20		Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and Sun Catalina Holdings, LLC.(21)

10.21		Stock Purchase Agreement, dated as of June 14, 2002, by and between the registrant and SunTrust Banks, Inc. (22)

10.22	*	Second Amended and Restated Incentive Compensation Agreement, dated as of June 14, 2004, by and between Catalina Lighting, Inc. and Robert Varakian. (23)

10.23	*	Letter Agreement dated as of January 30, 2004, by and between Catalina Lighting, Inc. and Robert Varakian. (24)

14		Code of Ethics (25)

21		Subsidiaries of the Registrant.

23		Independent Auditors’ Consent (Grant Thornton LLP).

31.1		Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Indicates management contract or compensatory plan or arrangements.
(1)	Incorporated by reference to exhibit with corresponding number filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2001.
(2)	Incorporated by reference to exhibit with corresponding number filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.
(3)	Incorporated by reference to exhibit number 10.36 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, as filed with the SEC on February 14, 2002.
(4)	Incorporated by reference to exhibit number 10.32 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.
(5)	Incorporated by reference to exhibit number 10.160 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.
(6)	Incorporated by reference to exhibit number 10.4(a) filed with the registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 6, 2003.
(7)	Incorporated by reference to exhibit number 10.4(b) filed with the registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 6, 2003.
(8)	Incorporated by reference to exhibit number 99.2 filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(9)	Incorporated by reference to exhibit number 99.3 filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(10)	Incorporated by reference to exhibit number 99.4 filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.

(11)	Incorporated by reference to exhibit number 99.5 filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(12)	Incorporated by reference to exhibit number 99.6 filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(13)	Incorporated by reference to exhibit number 99.7 filed with the registrant’s Report on Form 8-K, as filed with the SEC on August 7, 2001.
(14)	Incorporated by reference to exhibit number 99.3 filed with the registrant’s Report on Form 8-K, as filed with the SEC on June 19, 2002.
(15)	Incorporated by reference to exhibit number 10.17 filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the SEC on December 24, 2001.
(16)	Incorporated by reference to exhibit number 10.193 filed with the registrant’s Report on Form 8-K, as filed with the SEC on July 20, 2000.
(17)	Incorporated by reference to exhibit filed with the registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 1995, as filed with the SEC on August 14, 1995.
(18)	Incorporated by reference to exhibit number 10.34 filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the SEC on December 24, 2001.
(19)	Incorporated by reference to exhibit number 10.35 filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the SEC on December 24, 2001.
(20)	Incorporated by reference to exhibit number 10.37 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 7, 2002.
(21)	Incorporated by reference to exhibit number 99.1 filed with the registrant’s Report on Form 8-K, as filed with the SEC on June 19, 2002.
(22)	Incorporated by reference to exhibit number 99.2 filed with the registrant’s Report on Form 8-K, as filed with the SEC on June 19, 2002.
(23)	Incorporated by reference to exhibit number 10.35 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 13, 2004.
(24)	Incorporated by reference to exhibit number 10.33 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.
(25)	Incorporated by reference to exhibit with corresponding number filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2003, as filed with the SEC on December 24, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

By:	/s/ ROBERT VARAKIAN
Robert Varakian
President and Chief Executive Officer

January 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ ROBERT VARAKIAN Robert Varakian	President and Chief Executive Officer (Principal Executive Officer) and Director	January 13, 2005

By: /s/ GARY RODNEY Gary Rodney	Chief Financial Officer (Principal Financial and Accounting Officer)	January 13, 2005

By: /s/ KEVIN CALHOUN Kevin Calhoun	Director	January 13, 2005

By: /s/ C. DERYL COUCH C. Deryl Couch	Director	January 13, 2005

By: /s/ MICHAEL KALB Michael Kalb	Director	January 13, 2005

By: /s/ C. DARYL HOLLIS C. Daryl Hollis	Director	January 13, 2005

By: /s/ RODGER R. KROUSE Rodger R. Krouse	Director	January 13, 2005

By: /s/ MARC J. LEDER Marc J. Leder	Director	January 13, 2005

By: /s/ GEORGE REA George Rea	Director	January 13, 2005

By: /s/ PATRICK SULLIVAN Patrick Sullivan	Director	January 13, 2005

By: /s/ CLARENCE E. TERRY Clarence E. Terry	Director	January 13, 2005

EXHIBIT INDEX

Exhibit Number		Description

10.1	(a)

Consent and Waiver, dated as of October 2004, by and among Congress Financial Corporation (Florida), in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, the financial institutions which are parties to the Loan Agreement as lenders, Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Arctic Products Limited, Van-Line Limited, Catalina International Limited, as Borrowers; British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, Ring Limited, Catalina Lighting, Inc. and Meridian Lamps, Inc., as Guarantors.

10.1	(b)

Consent and Amendment No. 1 to Loan and Security Agreement, dated as of December 29, 2004, by and among Congress Financial Corporation (Florida), in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, the financial institutions which are parties to the Loan Agreement as lenders, Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Arctic Products Limited, Van-Line Limited, Catalina International Limited, as Borrowers; British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, Ring Limited, Catalina Lighting, Inc. and Meridian Lamps, Inc., as Guarantors.

10.1	(c)	Letter Agreement, dated January 13, 2005, by and among Catalina Lighting, Inc., Congress Financial Corporation (Florida), Burdale Financial Limited and Saberasu Japan Investments II B.V.

21		Subsidiaries of the Registrant.

23		Independent Auditors’ Consent (Grant Thornton LLP).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.