Form 10-K/A
period 2004-09-30
CATALINA LIGHTING INC
filed 2005-01-28
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2004 computed by reference to the closing price of such stock, as quoted on the NASDAQ’s National Market System, was $20.0 million.

The number of shares of the registrant’s common stock outstanding as of the close of business on December 8, 2004 was 4,420,459.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K previously filed by the registrant with the Securities and Exchange Commission (the “SEC”) on January 13, 2005 (the “Original Report”). Part III of the Original Report was incorporated by reference to the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders. The definitive Proxy Statement will not be filed with the SEC within the 120-day period following the end of the registrant’s fiscal year covered by the Original Report. Accordingly, the registrant is filing this amendment to timely provide the information required by Part III of Form 10-K and to update information required under Part IV.

As used in this Annual Report on Form 10-K/A, “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the directors of Catalina as of January 1, 2005. Information concerning our executive officers is set forth in Item 1, “Business-Executive Officers of the Registrant”, in the Annual Report on Form 10-K, which we filed with the SEC on January 13, 2005 and which is incorporated herein by reference.

Name	Director Since	Principal Occupation or Employment; Directorships; Age
Kevin J. Calhoun	2001	Vice President of the Company since July 2001 and Senior Vice President of Sun Capital Partners, Inc. (a private investment firm) since July 2000; Chief Financial Officer of FryeTech, Inc. (a manufacturer of coated papers, specialty inks and MICR-encoded ribbon products) from September 1998 to June 2000; Director of Northland Cranberries, Inc. and a number of private companies; Age 44.

C. Deryl Couch	2001	Vice President and Assistant Secretary of the Company since July 2001 and Senior Vice President and General Counsel of Sun Capital Partners, Inc. (a private investment firm) since May 2000; Deputy General Counsel of UniCapital Corporation (a specialty finance company) from June 1998 to May 2000; Director of LOUD Technologies, Inc.; Age 43.

C. Daryl Hollis	2002	Independent business consultant since 1998; Director of Northland Cranberries, Inc. and LOUD Technologies, Inc.; Age 61.

Michael H. Kalb	2001	Vice President of the Company since July 2001 and Principal of Sun Capital Partners, Inc. (a private investment firm) since March 1999; Director of a number of private companies; Age 34.

Rodger R. Krouse	2001	Vice President of the Company since July 2001 and Co-Chief Executive Officer of Sun Capital Partners, Inc. (a private investment firm) since August 2004; Managing Director of Sun Capital Partners, Inc. from May 1995 to September 2004; Director of Northland Cranberries, Inc., LOUD Technologies, Inc., SAN Holdings, Inc., and a number of private companies; Age 43.

Marc J. Leder	2001	Vice President of the Company since July 2001 and Co-Chief Executive Officer of Sun Capital Partners, Inc. (a private investment firm) since August 2004; Managing Director of Sun Capital Partners, Inc. from May 1995 to September 2004; Director of Northland Cranberries, Inc., LOUD Technologies, Inc., SAN Holdings, Inc., and a number of private companies; Age 43.

George R. Rea	2001	Independent business consultant since 1994; Director of Northland Cranberries, Inc., LOUD Technologies, Inc., and SAN Holdings, Inc; Age 66.

Name	Director Since	Principal Occupation or Employment; Directorships; Age

Patrick J. Sullivan	2001	Retired business executive since 1999; Vice President of Merchandising for the Components and Peripherals Division of Digital Equipment Corporation (a computer company) from 1993 to 1999; Director of Northland Cranberries, Inc. and a number of non-profit charitable organizations; Age 49.

Clarence E. Terry	2001	Vice President since July 2001 and Managing Director of Sun Capital Partners, Inc. (a private investment firm) since September 1999; Director of Northland Cranberries, Inc., LOUD Technologies, Inc., SAN Holdings, Inc., and a number of private companies; Age 58.

Robert Varakian	2002	President and Chief Executive Officer of the Company since November 2002; President of Lectrix LLC (a company he founded in 2000, that focuses on small, unique patented, electric kitchen items) from January 2000 to November 2002; President of Ekco Housewares (a division of Ekco Group) from 1997 to 1999; Age 49.

Audit Committee of the Board of Directors

Our Board of Directors has an Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee are Mr. Hollis, as Chairman, Mr. Rea, and Mr. Sullivan, all of whom are (i) independent directors, as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules and (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has determined that all three members of the Audit Committee satisfy the financial literacy requirements of the Nasdaq Marketplace Rules and Mr. Hollis qualifies as the “audit committee financial expert” as defined by the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of such equity securities. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. We believe that all required reports for the year ended September 30, 2004 (“Fiscal 2004”) have been timely filed.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all employees. A copy of the Code of Business Conduct and Ethics was filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended September 30, 2003 and, upon request, we will provide to any person, without charge, a copy of the Code of Business Conduct and Ethics. Any such request should be made in writing and directed to the Chairman of the Audit Committee at the following address: Catalina Lighting, Inc., 18191 N.W. 68th Avenue, Miami, Florida 33015.

Item 11.    Executive Compensation.

The following table sets forth the compensation received for services rendered to us by: (i) our chief executive officer during Fiscal 2004; and (ii) the individual who served as our chief financial officer as of the end of Fiscal 2004.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Robert Varakian (1) President and Chief Executive Officer	2004 2003 2002	260,000 215,753 —	— 100,000 —	5,000 75,000 —	34,756 14,385 —	(2) (3)

Gary Rodney (4) Chief Financial Officer and Secretary	2004 2003 2002	88,462 — —	— — —	— — —	— — —

(1)	Mr. Varakian became our president and chief executive officer on November 19, 2002.
(2)	Represents relocation expenses of $30,756 and a $4,000 matching contribution by Catalina to Mr. Varakian’s 401(k) account.
(3)	Represents relocation expenses.
(4)	Mr. Rodney became our chief financial officer and secretary on February 14, 2004.

Option Grants

The following table sets forth certain information regarding options granted during Fiscal 2004 to the individuals named in the Summary Compensation Table. No stock appreciation rights were granted during Fiscal 2004.

Option Grants During Fiscal 2004

Name (1)	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year 2004	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (2)
					5%	10%
Robert Varakian	5,000	100%	$12.49	9/30/13	$39,274	$99,529
Gary Rodney	—	—	—	—	—	—

(1)	Please see the Summary Compensation Table for titles of the persons named in the table.
(2)	The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the SEC. We cannot assure you that the actual stock price will appreciate over the ten-year option term at the 5% or 10% levels or at any other rate.

Option Holdings

The following table sets forth information concerning the shares of common stock represented by outstanding stock options held as of September 30, 2004 by each of the individuals named in the Summary Compensation Table. No options were exercised by the individuals named in the Summary Compensation Table during Fiscal 2004.

Fiscal Year End Option Values

	Number of Securities Underlying Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (2)
Name (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Varakian	18,750	61,250	$9,531	$28,594
Gary Rodney	—	—	—	—

(1)	Please see the Summary Compensation Table for titles of the persons named in the table.
(2)	Based on the closing price per share of our common stock on the Nasdaq National Market on September 30, 2004 of $9.05, minus the exercise price per share, multiplied by the number of shares of common stock underlying the option.

Compensation of Directors

We reimburse our directors for travel and lodging expenses in connection with attendance at Board and committee meetings. All of our directors are eligible to receive options under our Stock Incentive Plan.

In November 2004, our Board determined that no compensation would be paid to members of the Board who are not “independent”, as defined in the Nasdaq Marketplace Rules, for their Board service for the fiscal year ending September 30, 2005 (“Fiscal 2005”). Each of the independent directors (Messrs. Hollis, Rea and Sullivan), however, would be compensated for their service on the Audit Committee and the Compensation and Stock Option Committee during Fiscal 2005. The Board determined that each independent director would be entitled to receive, at their election, either (i) cash in the aggregate amount of $25,000 to be paid quarterly during Fiscal 2005 in four equal installments; or (ii) 5,000 nonqualified options to purchase shares of the Company’s common stock. Furthermore, in order to compensate Mr. Hollis for his duties as Chair of the Audit Committee during Fiscal 2005, he would be paid an additional $12,500 in cash (also to be paid quarterly during Fiscal 2005). Messrs. Hollis and Rea elected to receive their compensation in cash, while Mr. Sullivan elected to receive options. Accordingly, we granted options to purchase 5,000 shares of common stock to Mr. Sullivan on November 8, 2004. The exercise price of such options is $8.26, which is the fair market value on the date of grant. These options vest over a four-year period and expire 10 years from the date of grant.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Mr. Varakian and Mr. Rodney are not parties to any employment contracts, termination of employment or change in control arrangements with the Company or any of its subsidiaries.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2004, Messrs. Calhoun, Rea, and Terry served on our Compensation and Stock Option Committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation and Stock Option Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information, as of the end of Fiscal 2004, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	590,257		$8.26	115,450
Equity compensation plans not approved by security holders	57,400	(1)	$21.32	—
Total	647,657		$9.41	115,450

(1)	Includes 9,600 options granted under our broad based stock incentive plan and 47,800 non-qualified options granted pursuant to individual compensation arrangements.

Beneficial Ownership of Common Stock

Under the rules of the SEC, a person who directly or indirectly has or shares voting power and/or investment power with respect to a security is considered a beneficial owner of the security. Voting power includes the power to vote or direct the voting of shares, and investment power includes the power to dispose of or direct the disposition of shares. Shares as to which voting power and/or investment power may be acquired within 60 days are also considered beneficially owned under the SEC’s rules.

Management

Our executive officers named in the Summary Compensation Table above, our directors, and all of our current directors and executive officers as a group beneficially owned as of January 1, 2005 the number of shares of common stock set forth in the table below. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Number of Shares		Percentage Outstanding (1)
Robert Varakian	38,750	(2)	*
Gary Rodney	—		*
Kevin J. Calhoun	4,500	(2)	*
C. Deryl Couch	4,500	(2)	*
C. Daryl Hollis	4,250	(2)	*
Michael H. Kalb	4,500	(2)	*
Rodger R. Krouse	3,352,622	(3)	63.3%
Marc J. Leder	3,352,622	(3)	63.3%
George R. Rea	6,500	(4)	*
Patrick J. Sullivan	4,500	(2)	*
Clarence E. Terry	4,500	(2)	*
All current directors and executive officers as a group (11 persons)	3,406,622	(5)	63.7%

*	Less than 1%.
(1)	Based on 4,420,459 shares outstanding as of January 1, 2005.
(2)	Represents shares purchasable through the exercise of options, which are immediately exercisable. Each of Messrs. Calhoun, Couch, Kalb, Krouse, Leder, and Terry holds the above-indicated shares on behalf of Sun Capital Advisors II, LP, a Delaware limited partnership (“Advisors”), and therefore disclaims beneficial ownership of such shares.
(3)	Includes (i) 27,000 shares purchasable through the exercise of options held by Messrs. Calhoun, Couch, Kalb, Krouse, Leder and Terry, each of whom individually holds 4,500 options, which are immediately exercisable, and with respect to which the holders are nominal holders only (See Note 2, above) and (ii) 3,325,622 shares held by Sun Catalina Holdings, LLC (“Sun Catalina”), which may be deemed beneficially owned within the meaning of Rule 13d-3 of the Exchange Act by Messrs. Leder and Krouse and also by Sun Catalina, Sun Capital Partners II, LP, a Delaware limited partnership (“Partners LP”), Advisors, and Sun Capital Partners, LLC, a Delaware limited liability company (“Partners LLC”). Messrs. Leder and Krouse may each be deemed to control Sun Catalina, Partners LP, Advisors and Partners LLC, as Messrs. Leder and Krouse each own 50% of the membership interests in Partners LLC, which in turn is the general partner of Advisors, which in turn is the general partner of Partners LP, which in turn owns 100% of the membership interests of Sun Catalina. Partners LP, Advisors, Partners LLC, and Messrs. Leder and Krouse have shared voting and investment power over these shares. Included in the 3,325,622 shares are 847,188 shares issuable pursuant to an immediately-exercisable warrant. Except as to such shared voting power, Sun Catalina, Partners LP, Advisors, Partners LLC, and Messrs. Leder and Krouse disclaim beneficial ownership of these shares.
(4)	Includes 4,500 shares purchasable through the exercise of options, which are immediately exercisable.
(5)	Consists of (i) 3,325,622 shares over which Messrs. Leder and Krouse have shared voting and/or investment power, (ii) 2,000 shares owned by Mr. Rea, and (iii) 79,000 shares purchasable through the exercise of options, which are immediately exercisable.

Other Beneficial Owners

The following table sets forth information with respect to each other shareholder known to us to be the beneficial owner of more than 5% of the outstanding Common Stock as of January 1, 2005:

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage Outstanding (1)
Sun Catalina Holdings, LLC c/o Sun Capital Partners, Inc. 5200 Town Center Circle, Suite 470 Boca Raton, Florida 33486	3,352,622(2)	63.3%
Sun Capital Partners II, LP c/o Sun Capital Partners, Inc. 5200 Town Center Circle, Suite 470 Boca Raton, Florida 33486	3,352,622(2)	63.3%
Sun Capital Advisors II, LP. c/o Sun Capital Partners, Inc. 5200 Town Center Circle, Suite 470 Boca Raton, Florida 33486	3,352,622(2)	63.3%
Sun Capital Partners, LLC c/o Sun Capital Partners, Inc. 5200 Town Center Circle, Suite 470 Boca Raton, Florida 33486	3,352,622(2)	63.3%
SunTrust Banks, Inc. 303 Peachtree Street NE, 25th Floor Atlanta, Georgia 30308	543,397(3)	11.4%

(1)	Based on 4,420,459 shares outstanding as of January 1, 2005.
(2)	Please see Note 3 to the table above.
(3)	Includes 358,554 shares issuable pursuant to an immediately-exercisable warrant.

Item 13.    Certain Relationships and Related Transactions.

Our majority shareholder, Sun Catalina, is an affiliate of Sun Capital Partners, Inc., by whom six of our directors (Messrs. Calhoun, Couch, Kalb, Krouse, Leder, and Terry) are employed.

On December 23, 2003, we entered into a new asset-based credit facility with a syndicate of lenders to refinance our existing indebtedness under our $75 million credit facility. The Company paid a $450,000 investment banking fee to an affiliate of Sun Catalina for services provided in connection with the refinancing.

We are party to a ten-year agreement, which commenced July 23, 2001, with the same affiliate of Sun Catalina to provide management services to us at an annual fee of $500,000, payable quarterly.

Item 14.    Principal Accountant Fees and Services.

Audit fees

Grant Thornton LLP served as our independent auditors for Fiscal 2004 and for the year ended September 30, 2003 (“Fiscal 2003”). Fees billed for audit services by Grant Thornton LLP totaled approximately $529,000 for Fiscal 2004, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q for Fiscal 2004. Fees billed for audit services from Grant Thornton LLP totaled approximately $471,000 for Fiscal 2003, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit-related fees

There were no fees billed in Fiscal 2004 for professional services rendered by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not included in the audit fees for Fiscal 2004 disclosed above. There were also no fees for such services billed in Fiscal 2003.

Tax fees

Fees billed in Fiscal 2004 for professional services rendered by Grant Thornton LLP for tax services, including tax compliance, tax advice and tax planning were approximately $267,000. Fees for tax services billed in Fiscal 2003 by Grant Thornton LLP totaled approximately $127,000 and related to tax compliance, tax advice and tax planning.

All other fees

Fees billed in Fiscal 2004 and Fiscal 2003 for products and services provided by Grant Thornton LLP, which are not included in the totals disclosed above, totaled approximately $203,000 and $24,000, respectively, and related to fees for attestation services for matters such as comfort letters and consents related to SEC registration statements and consultation on accounting standards or transactions.

Audit committee pre-approval of audit and permissible non-audit services of independent auditors

Our audit committee is responsible for appointing our independent accountants and approving the terms of the independent accountants’ services. Our audit committee charter provides that the audit committee must review and pre-approve all audit and permissible non-audit services to be provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Normally, pre-approval would be provided at regularly scheduled meetings of our audit committee or pursuant to a unanimous written consent. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to the chairman of our audit committee whose decisions will be presented to the full audit committee at its next regularly scheduled meeting. In connection with making any pre-approval decision, the audit committee or the chairman, as the case may be, must consider whether the provision of such permitted non-audit services by Grant Thornton LLP is consistent with maintaining Grant Thornton LLP’s status as the Company’s independent accountants. Our Audit Committee pre-approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  3.  Exhibits.    The following exhibits are filed with this Form 10-K/A:

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Original Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ ROBERT VARAKIAN
Robert Varakian
President and Chief Executive Officer

Dated: January 28, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.