Form 10-Q
period 2004-12-31
CATALINA LIGHTING INC
filed 2005-02-14
CIK 822665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of the close of business on February 2, 2005 was 4,420,459.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

CATALINA LIGHTING, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2004	September 30, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,455	$3,169
Restricted cash	1,490	—
Accounts receivable, net of allowance for doubtful accounts of $910 and $784, respectively	37,446	32,252
Inventories	42,329	40,565
Other current assets	5,021	4,664

Total current assets	88,741	80,650

Property and equipment, net	15,365	15,438
Goodwill	22,506	22,506
Other assets, net	16,739	16,350

Total assets	$143,351	$134,944

(Continues on Page 2)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share data)

	December 31, 2004	September 30, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,646	$30,297
Revolving credit facilities	4,295	4,383
Term loans	5,073	5,070
Other current liabilities	14,065	13,884

Total current liabilities	53,079	53,634

Revolving credit facilities	29,038	22,452
Term loans	440	431
Subordinated notes	2,875	2,825
Accrued pension and other liabilities	11,526	10,914

Total liabilities	96,958	90,256

Minority interest	1,292	1,139
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued 4,548,846 shares; outstanding 4,420,459	45	45
Additional paid-in capital	39,467	39,445
Retained earnings	6,754	6,658
Deferred compensation	(55)	(62)
Accumulated other comprehensive income (loss)	1,351	(76)
Treasury stock, at cost, 128,387 shares	(2,461)	(2,461)

Total stockholders’ equity	45,101	43,549

Total liabilities and stockholders’ equity	$143,351	$134,944

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
Net sales	$55,965	$56,227

Cost of sales	44,048	43,918

Gross profit	11,917	12,309

Selling, general and administrative expenses	7,769	8,504

Operating income	4,148	3,805

Other expenses:
Interest expense	(1,298)	(759)
Net foreign currency loss	(1,045)	(59)
Other expenses	(66)	(10)

Total other expenses	(2,409)	(828)

Income before income taxes	1,739	2,977

Income tax provision	1,643	1,042

Net income	$96	$1,935

Weighted average number of shares outstanding
Basic	5,684	5,571
Diluted	5,802	5,905

Earnings per share
Basic	$0.02	$0.35
Diluted	$0.02	$0.33

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96	$1,935
Adjustments for non-cash items:
Loss on foreign currency exchange	1,432	73
Amortization to interest expense	412	308
Depreciation and other amortization	569	669
Deferred income taxes	(12)	(718)
Gain on disposition of property and equipment	(19)	(40)
Non-cash compensation	7	178
Change in assets and liabilities	(5,730)	(3,697)

Net cash used in operating activities	(3,245)	(1,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(364)	(412)
Proceeds from sale of property and equipment, net	21	97

Net cash used in investing activities	(343)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on other long-term debt	(6)	(34)
Net borrowings on revolving credit facilities	4,982	17,661
Net payments on term loans	(319)	(8,588)
Payment of financing fees	(500)	—
Changes in restricted cash	(1,446)	(3,089)
Proceeds from exercise of stock options	—	76

Net cash provided by financing activities	2,711	6,026

Effect of exchange rate changes on cash	163	74

Net decrease in cash and cash equivalents	(714)	4,493

Cash and cash equivalents at beginning of period	3,169	2,899

Cash and cash equivalents at end of period	$2,455	$7,392

(Continues on Page 5)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
	2004	2003
Cash paid for:
Interest	$873	$498
Income taxes	$1,063	$1,532

Effective December 1, 2002, the Company entered into a two-year consulting agreement with the individual who served as its Chief Executive Officer from July 2001 through November 2002. Concurrently with entering into this agreement, the Company amended the terms of the stock options granted to this individual and as a result was to incur compensation expense of approximately $295,000 during the term of the consulting agreement on a straight-line basis. During the quarter ended December 31, 2003, the Company determined that the consultant had delivered all the anticipated benefit from the agreement. Consequently, the remaining deferred compensation was expensed in full in the first quarter of the fiscal year ended September 30, 2004. Compensation expense for the three months ended December 31, 2004 and 2003 amounted to $0 and $172,000, respectively.

In November 2002, the Company issued 50,000 options to purchase shares of common stock to its new Chief Executive Officer at an exercise price of $2.31 per share below the market price on the date of grant, resulting in compensation of $116,000 that will be recognized over the four-year vesting period. Compensation expense for each of the three months ended December 31, 2004 and 2003 amounted to $7,000. The unamortized balance of approximately $55,000 at December 31, 2004 is presented as deferred compensation in the accompanying balance sheet.

See accompanying notes to condensed consolidated financial statements.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Catalina Lighting, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended December 31, 2004 may not necessarily be indicative of operating results to be expected for any subsequent quarter or for the full fiscal year due to seasonal fluctuations in the Company’s business, changes in economic conditions and other factors.

Restricted Cash

At December 31, 2004, the Company had $1.5 million of restricted cash, which is held by the lender under our credit facility until swept and applied against the loan balance.

Risks and Concentrations

The United Kingdom segment has two large customers, one of which it shares with the China Manufacturing and Distribution segment,. These customers composed the following percentages of consolidated net sales for the periods described below:

	Three Months Ended December 31,
	2004	2003
Customer of both UK and China segments	15.0%	16.2%
Customer of UK segment	12.7%	11.8%

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation for stock options granted is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Had the compensation cost been determined based on the fair value of the stock options at the grant date, the Company’s net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income - as reported	$96	$1,935
Add: stock-based employee compensation expense included in reported net income	7	5

Less: stock-based employee compensation determined under the fair value method	(112)	(84)

Net (loss) income - pro forma	$(9)	$1,856

Basic earnings per share - as reported	$0.02	$0.35
Basic (loss) earnings per share - pro forma	$(0.00)	$0.33

Diluted earnings per share - as reported	$0.02	$0.33
Diluted (loss) earnings per share - pro forma	$(0.00)	$0.31

There were 5,000 and 50,000 options granted during the three months ended December 31, 2004 and 2003, respectively. The above table represents the effects of options vesting during the three month periods, but issued in prior periods.

For purposes of the above pro forma disclosures, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended December 31, 2004 and 2003, respectively: no dividend yield; expected volatility between 86% and 87%; risk-free interest rate between 3.7% and 3.1%; and an expected five-year holding period for options granted. The weighted average fair value at date of grant of options granted during the three months ended December 31, 2004 and 2003 was $5.50 and $8.38 per option, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Comprehensive Income (in thousands)

Total comprehensive income consisted of the following:

	Three Months Ended December 31,
	2004	2003
Net income	$96	$1,935
Foreign currency translation gain	1,427	1,193

Total comprehensive income	$1,523	$3,128

Components of Accumulated Other Comprehensive Income (Loss) are:

	December 31, 2004	September 30, 2004
Foreign currency exchange gain	$4,842	$3,415
Pension liability adjustment	(3,491)	(3,491)

Total accumulated other comprehensive income (loss)	$1,351	$(76)

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our fourth quarter of fiscal 2005. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. At December 31, 2004, we were not a party to transactions contemplated under EITF Issue No. 04-8.

On October 22,2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect the Company. The Company is in the process of analyzing the law in order to determine its effects, if any, on the Company’s consolidated financial position and results of operations.

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

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Raw materials	$2,244	$1,961
Work-in-progress	1,228	1,238
Finished goods	38,857	37,366

Total inventories	$42,329	$40,565

3. Asset-based Credit Facility

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its indebtedness under its former $75 million credit facility. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($586,000) and $5.0 million, respectively, and two revolving facilities in the amount of GBP 22.0 million ($42.3 million) and $6.0 million, respectively, for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases that are defined as percentages of eligible accounts receivable and inventory. At December 31, 2004, the Company had approximately $4.8 million available under this facility. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of 0.375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus 2.25%. Borrowings under the $5.0 million term loan bear interest at 9.0% per annum, payable monthly. The Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company paid a $450,000 investment-banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing that occurred in December 2003 (the “December 2003 refinancing”). Total fees incurred in connection with the December 2003 refinancing were approximately $2.3 million, of which $1.8 million is being amortized over the term of the facility and $550,000 was amortized over 12 months starting January 1, 2004. In December 2004, the Company paid a loan fee of $500,000 in connection with the $5 million term loan, which will be amortized over the next twelve months. If the balance of the $5 million term loan is not repaid by the next anniversary of the loan, another loan fee of $500,000 will have to be paid, which, if paid, will also be amortized over a six month period.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Segment Information

Information on operating segments and a reconciliation to income before income taxes for the three months ended December 31, 2004 and 2003 are as follows (in thousands):

Net Sales by Business Segment:

	External customers	Intersegment	Total	External customers	Intersegment	Total
North America	$12,690	$—	$12,690	$12,909	$—	$12,909
United Kingdom	37,651	—	37,651	39,664	—	39,664
China Manufacturing and Distribution	5,624	1,545	7,169	3,654	3,450	7,104
Eliminations		(1,545)	(1,545)		(3,450)	(3,450)

Total	$55,965	$—	$55,965	$56,227	$—	$56,227

Segment Contribution (Loss):

	Three Months Ended December 31,
	2004	2003
North America	$(106)	$(1,272)
United Kingdom	4,024	5,549
China Manufacturing and Distribution	(122)	(84)

Subtotal for segments	3,796	4,193
Parent/administrative expenses and other	(2,057)	(1,216)

Income before income taxes	$1,739	$2,977

Interest Expense (1):

	Three Months Ended December 31,
	2004	2003
North America	$101	$50
United Kingdom	833	468
China Manufacturing and Distribution	23	1

Subtotal for segments	957	519
Parent	341	240

Total interest expense	$1,298	$759

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Total Assets by asset location:

	December 31, 2004	September 30, 2004
North America (2)	$28,375	$25,339
United Kingdom	118,168	109,169
China (3)	26,009	26,475
Eliminations	(29,201)	(26,039)

Total assets	$143,351	$134,944

Property and Equipment, net:

	December 31, 2004	September 30, 2004
North America (2)	$539	$585
United Kingdom	2,147	2,092
China (3)	12,679	12,761

Property and equipment, net	$15,365	$15,438

Expenditures for Additions to Property and Equipment:

	Three Months Ended December 31,
	2004	2003
North America	$42	$37
United Kingdom	69	160
China (4)	253	215

Total expenditures	$364	$412

(1)	The interest expense shown for each segment includes interest incurred on inter-segment advances.
(2)	Total assets for North America include parent assets.
(3)	China assets include assets related to both the North American and the China Manufacturing and Distribution segments that are physically located in China. Accounts receivables from the China Manufacturing and Distribution segment included in the China assets amounted to $2.2 million at December 31, 2004 and $1.8 million at September 30, 2004.
(4)	China additions include expenditures for property and equipment used by both the North American and the China Manufacturing and Distribution segments.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Commitments and Contingencies

Litigation

During the past few years, the Company has received a number of claims relating to halogen torchieres sold by the Company to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, the Company maintained primary product liability insurance coverage of $1.0 million per occurrence and $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required the Company to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other material terms of the policy remain unchanged. On January 9, 2004 and again on January 8, 2005, the Company renewed its insurance coverage at the same limits and under substantially the same terms; the deductible, however, was established at $100,000 per incident. Based on historical experience, the Company has a related accrual of $739,000 as of December 31, 2004. No assurance can be given that the number of claims will not exceed historical experience, that claims will not exceed available insurance coverage or that the Company will be able to maintain the same level of insurance.

The Company is also a defendant in other legal proceedings arising in the ordinary course of its business. In the opinion of management the ultimate resolution of these other legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Closing of Mexican Distribution Facility

Mexico Distribution - All of the Company’s warehousing and distribution activities in Mexico ended in July 2004. The Company paid and expensed $283,000 as of June 30, 2004 for severance and payroll termination costs based on each employee’s scheduled termination date. All employees have been terminated and there are no remaining deferred amounts for severance as of June 30, 2004. Subsequent to their termination, certain key individuals were hired on a consulting basis to finalize the liquidation of inventory, collect accounts receivable and file the required liquidation documents with the Mexican authorities. These consulting fees are charged to operations as period costs. During 2004 the Company provided $374,000 for uncollectible accounts receivable and to reduce inventory to its net realizable value based on management’s estimates of future cash collections related to these assets. As of December 31, 2004 there was no inventory or accounts receivable balance; all such amounts have been liquated and collected. As of December 31, 2004 there are no further operational activities and the Mexico subsidiary is in the process of liquidating under applicable Mexican law.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Pension Plan

Ring Limited (“Ring”) has a defined benefit pension plan (the “Ring pension plan”) that covers approximately 750 members formerly associated with Ring. There are no active members in the Ring pension plan. The Ring pension plan is administered externally and professional investment managers hold the assets separately. The Ring pension plan is funded by contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has introduced new pension legislation, which, when it becomes effective, will abolish the MFR and replace it with funding standards individually tailored to the circumstances of plans and employers. The new legislation also introduces provisions, previously announced in June 2003, whereby (i) solvent employers who choose to terminate their defined benefit pension plans will have to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. The Company does not intend to terminate the Ring pension plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. In September 2004, the Company recorded a net equity charge of $797,000 to other comprehensive income (pretax charge $1.1 million net of taxes of $342,000) to increase the pension obligation in the September 30, 2004 balance sheet to the unfunded accumulated benefit obligation as of such date of $10.8 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the trustees of the Ring pension plan regarding the amount of cash to be contributed or funded by the Company into the Ring pension plan. The Company has not begun these negotiations but expects that its future funding obligations will increase.

The net periodic pension cost for the Ring pension plan is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Service cost	$—	$—
Interest cost	416	338
Expected return on plan assets	(282)	(249)
Amortization of unrecognized net loss	41	23

Net periodic pension cost	$175	$112

During the three months ended December 31, 2004 and 2003, the Company contributed $168,000 and $133,000, respectively, to the Ring pension plan.

6. Stock Options and Stock Warrants

During the three months ended December 31, 2004, (i) the Company granted to a director options to purchase 5,000 shares of common stock of the Company, (ii) options to purchase 25,700 shares of common stock were canceled and (iii) no options to purchase shares of common stock were exercised. Options outstanding decreased from 647,657 at September 30, 2004 to 626,957 at December 31, 2004.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Earnings Per Share

The computations of basic and diluted earnings per common share (EPS) are as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Earnings Per Share – Basic
Numerator:
Net income attributable to common stockholders	$96	$1,935

Denominator:
Weighted average shares outstanding for the period	4,420	4,300
Effect of warrants	1,264	1,271

Weighted average shares used for basic EPS	5,684	5,571

Earnings Per Share – Basic	$0.02	$0.35

	Three Months Ended December 31,
	2004	2003
Earnings Per Share – Diluted
Numerator:
Net income available to common stockholders	$96	$1,935

Denominator:
Weighted average shares outstanding for the period	4,420	4,300
Effect of stock options*	118	281
Effect of warrants	1,264	1,324

Weighted average shares used for diluted EPS	5,802	5,905

Earnings Per Share – Diluted	$0.02	$0.33

*	Weighted average shares issuable upon the exercise of stock options that are excluded in the calculation because such options were anti-dilutive were 253,532 (at prices ranging from $8.29 to $26.90) and 107,000 (at prices ranging from $13.75 to $26.90) for the three months ended December 31, 2004 and 2003, respectively.

CATALINA LIGHTING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Minority Interest

On January 1, 2004, approximately 2.5 million convertible preference shares of Ring held by third parties automatically converted into approximately 1.0 million fully paid common shares of Ring, representing a 2.27 % interest in Ring. As a result of the conversion, minority interest decreased by $385,000. Operating results for the period since the conversion through September 30, 2004 increased the minority interest $199,000 to $1.1 million after the effect of foreign exchange. Operating results for the quarter ended December 31, 2004, increased the minority interest $80,000., which, when combined with the effect of foreign exchange, brought the total to $1.3 million.

9. Income Taxes

The Company’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first quarter of 2005, the Company applied an effective tax rate of 94.5% on its earnings from operations, providing for additional valuation allowance on deferred tax assets. The effective tax rate for the first quarter of 2003 was 35%

SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits and length of carryback and carryforward periods.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years in the United States operations. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at December 31, 2004, the Company concluded that it was appropriate to record an additional valuation allowance of $1.3 million in the first quarter of 2005. The Company expects to realize the benefits of the remaining net deferred tax assets of approximately $16.9 million as of December 31, 2004, primarily from the repatriation of current and previously undistributed foreign earnings. However, these foreign earnings were not sufficient to support the realizability of the additional deferred tax assets from the current period’s losses in the United States operations.

The Company expects to continue to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is reached in the United States operations or the Company is able to develop additional tax strategies which would enable the Company to conclude that it is more likely than not that all or a portion of its deferred tax assets would be realized.

The earnings of subsidiaries in Canada, United Kingdom and Asia are generally taxed at rates comparable to or lower than 35%, the United States statutory rate. No tax provision is made for the undistributed earnings of the foreign subsidiaries that the Company expects will be permanently reinvested in its operations outside the United States.

Income tax expense for the three months ended December 31, 2004 consists of the following (dollars in thousands):

	Earnings Before Taxes	Tax Expense (Benefit)	Tax rate
Income from operations	1,739	325	19%
Valuation allowance	—	1,318	76%

Total	1,739	1,643	94%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), “we”, “our”, “us”, the “Company”, and “Catalina” refer to Catalina Lighting, Inc., unless the context otherwise requires. Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning the following: our expectation of an increase in our future funding of the Ring pension plan; the sufficiency of our allowance for doubtful accounts; the adequacy of our provision for income taxes; our intent to maintain the Ring pension plan for the foreseeable future; our estimates of ocean freight rates; the adequacy of our inventory allowances; the effects of our refinancing in December 2003 on our weighted average interest rate; our future compliance with the terms and covenants of our asset-based credit facility; the impact on the operations of the Company’s factory in China if Chinese authorities confiscate adjoining land; and the effect of the resolution of any routine litigation on our financial position or results of operations. In some cases, you can identify “forward-looking statements” by words such as “expects”, “anticipates”, “believes”, “plans”, “intends”, “estimates”, and variations of such words and similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that would cause or contribute to the inability to obtain the results or to fulfill the other forward-looking statements include, but are not limited to, the following: the highly competitive nature of the lighting industry; our reliance on large customers who may delay, cancel or fail to place orders; consumer demand for lighting products; dependence on third-party vendors and imports from China which may limit our margins or affect the timing of revenue and sales recognition; general domestic and international economic conditions which may affect consumer spending; brand awareness, the existence or absence of adverse publicity, continued acceptance of our products in the marketplace, new products and technological changes, and changing trends in customer tastes, each of which can affect demand and pricing for our products; pressures on product pricing and pricing inventories; cost of labor and raw materials; the availability of capital; the ability to satisfy the terms of, and covenants under, credit and loan agreements and the impact of increases in borrowing costs, each of which affect our short-term and long-term liquidity; the costs and other effects of legal and administrative proceedings; foreign currency exchange rates; changes in our effective tax rate (which is dependent on our U.S. and foreign source income); and other factors referenced in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We will not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated events.

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

Goodwill - In September 2003, we began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. We assess fair value based upon a combination of valuation methodologies applied to each reporting unit. The test performed for 2003 did not identify any instances of impairment. The annual test performed as of September 30, 2004 indicated that goodwill attributable to the North American segment was fully impaired. Changes in expectations as to the fair values of the reporting units might impact subsequent assessments of impairment.

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

Comparison of Q1 2005 and Q1 2004

In the following comparison of the results of operations, the three months ended December 31, 2004 and 2003 are referred to as “Q1 2005” and “Q1 2004”, respectively. Unless otherwise noted, U.S. dollar equivalents of foreign currency amounts are based upon the exchange rates prevailing at December 31, 2004 for balance sheet accounts and average exchange rate for statement of operations accounts.

Consolidated Results

Summary - Operating income was $4.1 million in Q1 2005 compared to $3.8 million in Q1 2004, which represented an increase of $343,000 or 9.0%. The increase in operating income resulted from a $735,000 decrease in selling, general and administrative expenses (“SG&A”) partially offset by a $392,000 decrease in gross profit. The decrease in overall SG&A expenses is primarily attributable to decreases in SG&A expenses in the North American segment, principally in the United States operations and at the U.S. corporate parent, associated with certain cost reduction initiatives. The decrease in gross profit is primarily attributable to decreased sales in the United Kingdom segment (the “UK segment”),  , however, those decreased sales were partially offset by increased sales in the North American segment, principally in the United States, associated with improved product mix.

We also incurred $1.3 million in interest expense for Q1 2005, representing an increase of $539,000 compared to Q1 2004 and $1.0 million in foreign exchange expense in Q1 2005, representing an increase of $986,000 compared to Q1 2004. We had pretax income of $1.7 million in Q1 2005, a decrease of $1.2 million compared to Q1 2004, as discussed more fully below. We also provided for $1.6 million in taxes based on our decision to discontinue recording income tax benefits for losses incurred in the United States operations because our ability to realize the resulting deferred tax assets is uncertain. Net income was $96,000, or $0.02 per diluted share, in Q1 2005, compared to net income of $1.9 million, or $0.33 per diluted share, in Q1 2004, a decrease of $1.8 million.

Net Sales - Net sales were $55.9 million for Q1 2005 compared to $56.2 million for Q1 2004. Changes in net sales were associated with a $2.0 million and $219,000 decrease in net sales in the UK and the North American segments, respectively, offset by a $2.0 million increase in the China Manufacturing and Distribution segment (the “China Segment”).

The decrease in net sales in the UK segment was primarily the result of two factors: (i) a softening of the consumer lighting category resulting in certain retailers being overstocked in our products, and (ii) a large customer’s shifting of part of its orders away from operations in our UK segment directly to our factory in China. Decreased net sales in the UK segment were significantly offset by the effect of currency translation that resulted from a decrease in the average value of the United States dollar (“USD”) relative to the Great British Pound (“GBP”) to 1.86 during Q1 2005 from 1.70 during Q1 2004. The effects of the foreign currency exchange rates and fluctuations of the same are discussed more fully in the United Kingdom segment and the China Manufacturing and Distribution segment.

The decrease in net sales for North America was attributable to the discontinuation of our unprofitable Mexican operations at the start of Q4 2004. Mexican operations accounted for net sales of $0 and $860,000 in Q1 2005 and Q1 2004, respectively. After excluding the effects of the Mexican operations, net sales for North America increased $641,000 in Q1 2005 compared to Q1 2004, which represented an increase of 5.3%. The increase in sales in the North American segment was primarily due to the impact of our expanded presence in a major retailer. Please refer to the North America segment for additional discussion of these matters.

Lighting, automotive after-market products and industrial consumables accounted for 69.9%, 23.5% and 6.6%, respectively, of net sales in Q1 2005, compared to 72.9%, 21.4% and 5.7%, respectively, in Q1 2004. Sales made from warehouses constituted 74.4% and 76.3% of our consolidated net sales in Q1 2005 and Q1 2004, respectively. A large customer of both the UK and China segments accounted for consolidated net sales of $8.4 million (15.0%) in Q1 2005 and $9.1 million (16.2%) in Q1 2004. Another large customer of the UK segment accounted for consolidated net sales of $7.1 million (12.7%) in Q1 2005 and $6.6 million (11.8%) in Q1 2004.

Gross Profit - Gross profit decreased $392,000 to $11.9 million in Q1 2005 compared to $12.3 million in Q1 2004, a decrease of 3.2%. Gross profit as a percentage of sales decreased 0.6% to 21.3% in Q1 2005 compared to 21.9% in Q1 2004. The factors that affected gross profit reported in USD are:

(i) $794,000 in decreased gross profit attributable to the UK segment and primarily associated with decreased net sales resulting from a retail overstocked situation and a large customer’s shifting of part of its orders away from operations in the UK segment directly to our factory in China, as discussed more fully in the United Kingdom segment; and

(ii) $102,000 in decreased gross profit attributable to the China segment, which was primarily associated with increased material and production costs along with increased freight costs as discussed more fully in the section entitled “Results by Segment - China Manufacturing and Distribution,”

with the amounts in subclauses (i) and (ii) above being partially offset by $504,000 in increased gross profit attributable to the North American segment, primarily as a result of improved product mix in the United States as discussed more fully in the North America segment.

The effect of foreign currency exchange rates resulted in a $778,000 increase in gross profit reported in USD, which partially offset the effect of overall increased costs. The effect of foreign currency exchange rates on gross profit is primarily associated with the UK segment.

Our annual ocean freight contracts for North America are effective through April 30, 2005. Based on the negotiated rates and the current market environment, we anticipate only a nominal change in ocean freight rate for North America when its contracts are renewed. The UK segment does not engage in annual freight contracts; based on the current market environment, however, we estimate that the UK segment will not incur any appreciable annualized ocean freight rate increases in the foreseeable future. Given the volatile and competitive nature of the ocean freight market, actual rates could significantly vary either favorably or unfavorably from our current estimates.

SG&A - SG&A decreased $735,000 to $7.8 million for Q1 2005 compared to $8.5 million for Q1 2004 representing a decrease of 8.6%. The factors that affected SG&A expense reported in USD are:

(i) $594,000 in decreased SG&A expenses attributable to the North American segment and primarily associated with the discontinued Mexican operations and reduced staffing in the United States as discussed more fully in the in the North America segment;

(ii) $361,000 in decreased SG&A expenses attributable to the United States parent holding company, primarily as a result of reduced legal and settlement fees compared to the prior period; and

(iii) $125,000 in decreased SG&A expenses attributable to the China segment, which was primarily associated with staffing reductions and reduced legal and professional fees compared to Q1 2004, as discussed more fully in the in the China Manufacturing and Distribution segment;

with the amounts in subclauses (i), (ii) and (iii) above being partially offset by $345,000 in increased SG&A expenses attributable to the United Kingdom segment and primarily as a result of foreign exchange effect as discussed more fully in the United Kingdom segment.

Interest Expense - Interest expense increased $539,000 to $1.3 million in Q1 2005 compared to $759,000 in Q1 2004, which represented an increase of 71.9%. The increased expense is attributable to a higher weighted average interest rate and higher average outstanding borrowings. The factors that affected interest expense reported in USD are:

(i) $246,000 increased interest expense attributable to an increase in the weighted average interest rate to 11.3% in Q1 2005 from 8.1% in Q1 2004. Increased weighted average interest rate is primarily attributable to the December 2003 refinancing of corporate debt, which involved higher base rates on certain portions of the debt as previously discussed; and

(ii) $293,000 increased interest expense attributable to an increase in weighted average borrowings to $46.1 million for Q1 2005 from $37.4 million for Q1 2004.

Foreign Currency – Net foreign currency loss increased $986,000 to $1.0 million for Q1 2005 compared to a loss of $59,000 for Q1 2004, an increase of 1,671.2%. Net foreign currency gain or loss is the result of our foreign subsidiaries engaging in operational transactions in USD rather than in their local currency and the impact of translating their financial statements denominated in local currency into USD for US reporting purposes. We operate in Canada, the United Kingdom, Hong Kong, China and prior to July 2004, Mexico. Consequently, the relative strength or weakness of the USD compared to the Canadian Dollar“”, the GBP, the Hong Kong Dollar “” and, previously, the Mexican Peso, is reflected in the net foreign currency gain or loss. The factors that affected net foreign currency are:

(i) $1.1 million in increased loss associated with the U.S. corporate parent, resulting from translating certain U.S. borrowings through our U.K. subsidiary from its U.K. lenders, which borrowings are denominated in GBP and, consequently, must be repaid in GBP. This increase is associated with the December 2003 refinancing of corporate debt wherein the bulk of corporate borrowing was moved from a U.S. based facility to a U.K. based facility; and

(ii) $35,000 in increased loss associated with the operations in Asia, of which the intercompany portion is $30,000 and is discussed more fully in the section entitled “Results by Segment - North America;”

with the amounts in subclauses (i) and (ii) above being partially offset in Q1 2004 by:

(i) $67,000 in increased gain associated with the Canadian operations as discussed more fully in the section entitled “Results by Segment - North America;”

(ii) $36,000 in decreased loss associated with the Mexican operations; and

(iii) $61,000 in increased gain associated with the United Kingdom operations, primarily as a result of local transactions denominated in USD.

Income Taxes - The effective income tax rate was 94.5% for Q1 2005 and 35% Q1 2004. Through September 30, 2004, we did not provide for possible U.S. income taxes on $34.5 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested. During the fiscal year ended September 30, 2004 the Company repatriated approximately $8.7 million in foreign earnings to the United States. The Company intends to repatriate a portion of future earnings of certain of its foreign subsidiaries. The Company has decided to forego recording a deferred tax benefit for the United States net loss for Q1 2005. Therefore, our current effective income tax rate reflects no benefit that offsets the net loss attributable to operations in the United States for Q1 2005. Our effective worldwide income tax rate is dependent on the total amount of pretax income generated, the source of such income (i.e., domestic or foreign), and the amount and source of earnings repatriated. Consequently, our effective worldwide tax rate may vary in future periods.

Results By Segment

See Note 4 of Notes to Condensed Consolidated Financial Statements for the financial tables for each business segment.

North America

Summary - The loss attributable to the North American segment decreased by $1.2 million to a $106,000 loss in Q1 2005 compared to a $1.3 million loss in Q1 2004 primarily as a result of increased gross profit and continued efforts to reduce operating costs.

Net Sales – Net sales for North America decreased $219,000 to $12.7 million in Q1 2005 compared to $12.9 million in Q1 2004, which represented a decrease of 1.7%. As discussed previously, operations in Mexico were discontinued at the start of Q4 2004 and accounted for net sales of $0 and $860,000 in Q1 2005 and Q1 2004, respectively. After excluding the effects of discontinued Mexican operations, net sales for North America increased $641,000 in Q1 2005, an increase of 5.3%. Our investment in an expanded presence with a large home improvement retailer accounted for an increase in net sales of $1.2 million in Q1 2005, which represented an increase of 163.2% with this customer. That increase in net sales, along with net sales increases to other customers, was partially offset by a decrease in net sales to a big box discount retailer of $1.2 million, or 26.1%, in Q1 2005, which was primarily attributable to order delays resulting from a change in buyers and a retail overstock position for certain of our products, both of which have been resolved for Q2 2005.

Gross Profit - Gross profit increased $504,000 to $2.1 million in Q1 2005 compared to $1.6 million in Q1 2004, which represented an increase of 30.9%. Gross profit as a percentage of sales also increased 6.2 percentage points to 16.8% in Q1 2005 from 12.6% in Q1 2004. The discontinuance of Mexican operations had no impact on gross profit. The factors that affected gross profit are:

(i)	$291,000 in increased margin on improved product mix;

(ii)	$179,000 in reduced required inventory provision as discussed below;

(iii)	$123,000 in reduced warehousing costs; and

(iv)	$75,000 in reduced product development costs;

with the amounts in subclauses (i), (ii), (iii) and (iv) above being partially offset by:

(i)	$55,000 in decreased sales volume net of associated costs of goods sold; and

(ii)	$109,000 in increased freight associated with increased Asian division sales and new product presentations and introductions.

In Q1 2005, we recorded estimated inventory provisions of $117,000 compared to $296,000 in Q1 2004. Inventory provisions are made based upon management’s evaluation of the amount of stock on hand relative to sales during the year, the age of the stock based on purchase date, the historical amount received when slow moving goods are sold and other factors. The process of evaluating the adequacy of our inventory allowance is subject to significant estimation.

SG&A - SG&A expenses decreased $594,000 to $2.0 million in Q1 2005 compared to $2.6 million in Q1 2004, which represented a decrease of 23.2%. The factors that affected SG&A are:

(i)	$222,000 in decreased SG&A expenses attributable to discontinuing Mexican operations;

(ii)	$180,000 in decreased payroll, primarily in the United States, as a result of cost cutting initiatives;

(iii)	$153,000 in decreased SG&A other expenses, primarily in Canada, as a result of extraordinarily high severance and termination costs in Q1 2004; and

(iv)	$39,000 in decreased auto and travel expenses, primarily the United States, as a result of cost cutting initiatives.

Foreign Currency – The impact of net foreign currency fluctuations resulted in a $253,000 gain for Q1 2005 compared to a $161,000 gain for Q1 2004 representing an increase of $92,000. Net currency fluctuations occur as a result of the value of the USD strengthening or weakening relative to the home currencies of our foreign subsidiaries, which for the North American segment include the Canadian Dollar, Hong Kong Dollar and, previously, the Mexican Peso. Net foreign currency fluctuations are created by both transaction effects and by translation effects. Transaction effects occur when the foreign subsidiaries engage in local transactions that are denominated in USD rather than the local currency. Translation effects occur when converting the foreign subsidiaries financial reports denominated in local currency into USD.

The following table summarizes net currency fluctuations:

	Q1 2005			Q1 2004
Country	Transaction	Translation	Total	Transaction	Translation	Total
Canada	154,000	134,000	288,000	116,000	105,000	221,000
Asia ICO	11,000	-41,000	-30,000	-5,000	-14,000	-19,000
Mexico	75,000	-80,000	-5,000	-93,000	52,000	-41,000

Total	240,000	13,000	253,000	18,000	143,000	161,000

United Kingdom

Summary - The UK segment contribution decreased $1.5 million to $4.0 million in Q1 2005 compared to $5.5 million in Q1 2004, representing a decrease of 27.5%.

Exchange rate fluctuations can have a significant translation and economic impact on the UK segment’s results. The UK segment purchases a significant portion of its products in USD and sells primarily in GBP. Therefore, a weakening of the GBP relative to the USD can result in a decrease in the UK segment’s gross profit, due to its inability in the U.K. marketplace to increase prices sufficiently to offset the higher effective cost of purchasing goods from China. Conversely, an increase in the GBP relative to the USD results in a lower product cost and a higher margin and subjects the UK segment to pricing pressures as customers seek to gain the benefit of the currency movement. We engage in hedging activities, which partially minimize the effect of changes in foreign currency exchange rates, which activities are discussed more fully in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on January 13, 2005. In Q1 2005, the GBP increased in value relative to the USD. The average exchange rate for Q1 2005 was 1.86 USD per GBP compared to an average of 1.70 USD per GBP for Q1 2004.

Net Sales - Net sales decreased $2.0 million, or 5.1%, to $37.7 million in Q1 2005 compared to $39.7 million in Q1 2004. The decrease in net sales is partially the result of a large customer’s decision to shift its product purchases away from U.K. suppliers to factory suppliers on a direct basis. Our China segment received most of this customer’s shifted purchases that were previously purchased from the UK segment. Sales at another large customer softened in Q1 2005 as a result of an overstocked condition in the retail pipeline for certain products. The decrease in net sales was partially offset by the change in the average currency exchange rate used to translate the UK segment results from GBP to USD. When viewed in its home currency GBP, the UK segment’s net sales were GBP 20.2 million in Q1 2005 and GBP 23.2 million in Q1 2004, representing a decrease of 13.1%. Overall, the consumer lighting category experienced a 22.0% decrease in net sales when measured in GBP, for Q1 2005 compared to Q1 2004. Net sales of the non-consumer categories increased 1.1%.

Gross Profit – The UK segment’s gross profit decreased $794,000 to $9.2 million in Q1 2005 compared to $10.0 million in Q1 2004, a decrease of 8.0%. Gross profit as a percentage of sales decreased 0.7 percentage points to 24.4% in Q1 2005 from 25.1% in Q1 2004. The factors that affected gross profit reported in USD are:

(i)	$2.0 million in decreased sales volume;

(ii)	$144,000 in increased warehousing costs; and

(iii)	$90,000 in increased product development;

with the amounts in subclauses (i), (ii), and (iii) being offset by:

(i)	$778,000 in benefit effect of currency exchange rates, as discussed below; and

(ii)	$551,000 improvement in product pricing and sales of higher margin products.

When viewed in GBP, gross profit declined GBP 922,000 for Q1 2005 compared to Q1 2004. This equates to a decrease of $1.6 million resulting from the UK segment’s operational transactions when stated in USD. The effect of currency exchange rate differences from the GBP strengthening against the USD, resulted in a $778,000 benefit in gross profit when reported in USD, which partially offset the effect of decreased sales and increased costs.

SG&A - SG&A expenses increased $345,000 to $4.1 million in Q1 2005 compared to $3.7 million in Q1 2004, an increase of 9.2%. The factors that affected SG&A reported in USD are:

(i)	$422,000 in increased payroll resulting from additional sales staffing; and

(ii)	$184,000 in increased auto and travel expense;

with the amounts in subclauses (i) and (ii) above being partially offset by:

(i)	$172,000 in decreased professional fees; and

(ii)	$89,000 in decreased bank fees and other SG&A costs.

When viewed in GBP, SG&A increased only GBP 3,000 for Q1 2005 compared to Q1 2004. This equates to an operational transaction increase of only $5,000 when stated in USD. The effect of currency exchange rate differences from the GBP strengthening against the USD, resulted in an additional $340,000 increase in SG&A when reported in USD, which is reflected in each factor reported above.

Interest Expense - Interest expense increased $365,000 to $833,000 in Q1 2005 compared to $468,000 in Q1 2004. The factors that affected interest expense reported in USD are: $426,000 increased interest expense attributable to an increase in the weighted average interest rate to 11.0% in Q1 2005 from 5.8% in Q1 2004; offset by $61,000 decreased interest expense attributable to a decrease in weighted average borrowings to $30.2 million for Q1 2005 from $32.4 million for Q1 2004.

China Manufacturing and Distribution

Summary - The loss attributable to the China segment was $122,000 in Q1 2005 compared to a $84,000 loss in Q1 2004, which represented an increased loss of $38,000.

The China segment consists of products manufactured or sourced primarily for distributors and retailers in Europe and Asia and for the UK segment. In addition, the segment also provides manufacturing and sourcing support to the North American segment, the results of which are reported in the section entitled “Results by Segment - North America.” The China segment had combined net sales in Q1 2005 and Q1 2004 as shown in the following table (in thousands):

Net Sales
Q1 2005	Q1 2004	Description
$5,624	$3,654	Third party customers in Europe and Asia
1,545	3,450	Distribution to the UK segment

$7,169	$7,104	Total China Manufacturing and Distribution Segment

6,859	6,985	Reported in North America segment

$14,028	$14,089	Combined Asian Manufacturing and Sourcing

Net Sales – Net sales increased $65,000, or 0.9%, to $7.2 million in Q1 2005 compared to $7.1 million in Q1 2004. The increase in net sales is not significant, however, because it primarily results from a decision by a large customer of the UK segment to shift a portion of its product purchases directly to our factory in China. As a result of that decision, third party sales of the China segment have increased while sales to the UK segment by the China segment have decreased. Sales to the North American segment customers remained stable.

Gross Profit - Gross profit decreased $102,000, or 14.5%, to $603,000 in Q1 2005 compared to $705,000 in Q1 2004. Gross profit as a percentage of sales decreased 1.5 percentage points to 8.4% in Q1 2005 compared to 9.9% in Q1 2004. The factors that affected gross profit reported in USD are:

(i)	$68,000 in increased net product costs primarily associated with increased materials cost; and

(ii)	$34,000 in increased freight primarily associated with cost control initiatives.

SG&A - SG&A expenses decreased $125,000, or 16.7%. to $623,000 in Q1 2005 compared to $748,000 in Q1 2004, reflecting overall cost cutting initiatives. The factors that affected SG&A reported in USD are:

(i)	$53,000 in decreased payroll costs primarily associated with reduced staffing;

(ii)	$66,000 in decreased professional fees associated with one time projects in Q1 2004;

(iii)	$48,000 in decreased depreciation associated with increased fully depreciated equipment and deferred capital expenditures; and

(iv)	$68,000 in decreased other SG&A expenses;

which amounts were partially offset by $88,000 in increased commissions to promote new customers.

Liquidity and Capital Resources

We meet our short-term liquidity needs through borrowings under various credit facilities with banks, accounts payable and the use of letters of credit from customers to fund certain of our direct import sales activities. Term loans, lease obligations, subordinated debt and capital stock are sources for our longer-term liquidity and financing needs.

Cash Flows and Financial Condition

We amended our primary credit facility effective September 30, 2004 to relax certain consolidated covenants and remove the subjective acceleration clause for the UK portion of the agreement in order to comply with the provisions of EITF 95-22 which permit the balance sheet classification of the revolving debt as long term debt. In connection with this refinancing and the renewal of the term loan, we incurred $500,000 in loan related fees and also increased our net borrowings by $6.5 million. Availability under our revolving credit facilities decreased from $8.4 million at September 30, 2004 to $6.1 million at December 31, 2004.

During Q1 2005, the Company generated $2.5 million in cash from operations, made additional borrowings with net proceeds of $4.2 million and reduced cash on hand by $714,000 for total cash provided of $7.4 million. In turn, the Company invested $5.7 million in working capital, invested $343,000 in capital improvements and retained $1.4 million in restricted cash, which accounted for the $7.4 million of cash provided.

The increase in total amounts owed under our various financing arrangements as reported on the balance sheet in USD, totaled $6.5 million:, not all of the reported additional debt, however, was available to fund the Company’s operations. $500,000 of the increase in total debt was borrowed to cover various financing fees. In addition, because a significant portion of the debt is denominated in GBP and must be repaid in GBP, the carrying value of the debt is subject to foreign exchange fluctuations, when translated to USD. The foreign exchange translation effect was $1.8 million of the increase in debt when reported in USD, which yielded no cash benefit to the Company to fund operations. The increase in working capital of $5.7 million was primarily attributable to a $3.4 million increase in accounts receivable and a $3.0 million repayment of amounts owed to venders offset by increases in income taxes payable. Restricted cash represents customer payments that are waiting to be applied to outstanding borrowings.

Our agreements with our major customers provide for various sales allowances, the most common of which are for volume discounts, consumer product returns and cooperative advertising. These allowances are usually defined as a percentage of the gross sales price and are recognized as a reduction of gross sales revenue at the time the related sales are recorded. If the customer agreement does not provide for the deduction of the allowance amount directly from the amount invoiced to the customer at time of billing, then we record an accrual for the amounts due. These accrued sales allowances are settled periodically either by subsequent deduction from the accounts receivable from the customer or by cash payment. For financial statement presentation purposes, these sales allowances are netted against accounts receivable and amounted to $7.9 million at December 31, 2004 and $9 million at September 30, 2004. The amounts of our accrued sales allowances, by customer and in the aggregate, are dependent upon various factors, including sales volumes, the specific terms negotiated with each customer (including whether the allowance amounts are deducted immediately from the invoice or accrued) and the manner and timing of settlement.

Revolving Credit and Term Loan Facilities

On December 23, 2003, the Company entered into a new asset-based credit facility with a syndicate of lenders to refinance its indebtedness under its former $75 million credit facility. As discussed above, effective September 30, 2004, the UK portion of this facility was amended to modify its subjective acceleration clause to comply the guidance of EITF 95-22 and permit the debt to be classified as long term. Further certain consolidated covenants were relaxed and additional intercompany borrowings were permitted to fund operations in the United States. The facility matures June 30, 2006. The facility consists of two term loans in the amount of GBP 305,000 ($586,000) and $5.0 million and two revolving facilities in the amount of GBP 22.0 million ($42.3 million) and $6.0 million for loans, acceptances, and trade and stand-by letters of credit for the Company’s ongoing operations in the United States and United Kingdom. Amounts outstanding under each revolving facility are limited under separate U.S. and U.K. borrowing bases that are defined as percentages of eligible accounts receivable and inventory. Obligations under the facility are secured by substantially all of the Company’s U.S. and U.K. assets. The facility prohibits the payment of cash dividends or other distribution on any shares of the Company’s common stock. The Company pays a monthly commitment fee of 0.375% per annum based on the unused portion of the revolving facilities as well as a monthly servicing fee of $7,500. Borrowings under the revolving facilities and the GBP 305,000 term loan bear interest, payable monthly, at LIBOR plus 2.25%. Borrowings under the $5.0 million term loan bear interest at 9.0% per annum, payable monthly. The Company is required to meet monthly minimum levels of adjusted earnings and adjusted net worth, as defined in the facility, as well as a maximum debt to adjusted earnings ratio. Capital expenditures are limited to $3.8 million per year. The Company paid a $450,000 investment-banking fee to an affiliate of its majority shareholder for services provided in connection with the refinancing that occurred in December 2003 (the “December 2003 refinancing”). Total fees incurred in connection with the December 2003 refinancing were approximately $2.3 million, of which $1.8 million is being amortized over the term of the facility and $550,000 was amortized over 12 months starting January 1, 2004. In December 2004, the Company paid a $500,000 loan fee related with the $5 million term loan. This fee will be amortized over the next twelve months. On the next anniversary of this term loan a loan fee of $500,000 will be due if the balance remains outstanding which, if paid, will also be amortized over a period of six months.

Ring Limited (“Ring”), one of our U.K. subsidiaries, has an arrangement with a U.K. bank, which through December 23, 2003 was secured by a standby letter of credit previously issued under the GBP revolving loan facility of our former $75 million credit facility. Ring’s current arrangement with the U.K. bank is secured by standby letter of credit and cash on deposit. The arrangement provides for day-to-day operational cash management, trade letters of credit, bonds and foreign currency forward contracts and transactions.

Catalina Lighting Canada (1992), Inc., our Canadian subsidiary (“Catalina Canada”) has a credit facility with a Canadian company that provides USD and Canadian dollar (“CDN dollar”) revolving credit loans up to $7.0 million CDN dollars (approximately $5.8 million USD) in the aggregate. The facility which matured in December 2004 was renewed and extended through December 2005. Borrowings in CDN dollars bear interest at the Canadian prime rate plus 1.5%, while borrowings in USD bear interest at the U.S. prime rate plus 0.5%. Borrowings under the facility are limited to a borrowing base calculated from receivables and inventory. The credit facility is secured by substantially all of the assets of Catalina Canada. The facility limits the payment of dividends, advances or loans from Catalina Canada to Catalina Lighting, Inc. to $500,000 annually, and no such amounts may be transferred if Catalina Canada does not have sufficient excess borrowing availability under the facility’s borrowing base. The facility contains a financial covenant requiring Catalina Canada to maintain a minimum net worth.

Go-Gro Industries, Limited, our Chinese subsidiary (“Go-Gro”) has a $41.6 million Hong Kong dollars (approximately $5.3 million USD) facility with a Hong Kong bank. The facility provides limited credit in the form of acceptances, trade letters of credit, discounting of export letters of credit, factoring of receivables, and negotiation of discrepant documents presented under export letters of credit issued by banks. The facility is secured by a guarantee issued by Catalina Lighting, Inc. This agreement prohibits the payment of dividends without the consent of the bank and limits the total amount of trade receivables, loans or advances from Go-Gro to our other subsidiaries. This facility is subject to a periodic review by the bank. At December 31, 2004, Go-Gro had used $3.7 million of this facility for letters of credit, factoring of accounts receivable and discounting of import invoices.

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

We utilize the revolving portions of our asset-based credit facility entered into in December 2003 to support our operations in the United States and the United Kingdom. As of January 29, 2005, we had $7.0 million available under the asset-based credit facility to support U.S. and U.K. operations.

As of December 31, 2004, we were in compliance with the terms and covenants of our asset-based credit facility entered into on December 23, 2003, as amended. Although we intend to remain in compliance with the terms and covenants of this asset-based credit facility, there can be no assurances that favorable market conditions will prevail in the future or that we will be able to achieve our projected results so as to permit us to remain in compliance. Moreover, our expenditures may increase in ways that consume our available liquidity and make it more difficult or impossible for us to comply with the terms and covenants of our asset-based credit facility.

Subordinated Notes

On July 23, 2001, we obtained $11.8 million in additional funding as a result of closing a transaction (the “Sun Transaction”) with Sun Catalina Holdings LLC (“Sun Catalina”) an affiliate of Sun Capital Partners, Inc. and other parties. We issued $8.8 million in secured subordinated notes in July 2001 in connection with the Sun Transaction, which are due in full on July 23, 2006. These notes bear interest at 12%, compounded quarterly. Interest on the subordinated notes is payable quarterly in arrears in cash commencing as of March 31, 2003. Interest for quarters prior to the quarter ended March 31, 2003 could be added to the principal amount of the note. The note holders were also entitled to additional warrants to purchase shares of common stock at $.05 per share for the quarters during which interest on the notes was not paid in cash. Interest was not paid in cash on the notes for the period from July 23, 2001 to March 31, 2002, for which the note holders received additional warrants to purchase, in the aggregate, 94,247 shares of common stock. Interest due on the subordinated debt outstanding for the period from March 31, 2002 to December 31, 2004 was paid in cash and no additional warrants were issued.

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

Capital Expenditures

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

Litigation

During the past few years, we have received a number of claims relating to halogen torchieres sold by us to various retailers. The number of such claims has decreased significantly since the applicable Underwriters Laboratories Inc. (UL) standard was changed and the halogen torchieres produced complied with such new standard. Through January 7, 2003, we maintained primary product liability insurance coverage of $1.0 million per occurrence, $2.0 million in the aggregate, as well as umbrella insurance policies providing an aggregate of $75 million in insurance coverage. The primary insurance policy required us to self-insure for up to $10,000 per incident. Effective January 8, 2003, the umbrella coverage was decreased to $50 million and the deductible was increased to $150,000 per incident involving halogen light products and $75,000 for all other incidents. All other significant aspects of the policy remain unchanged. Effective January 9, 2004, and January 8, 2005, the Company renewed its insurance coverage under substantially the same terms and at the same limits; however the deductible was established at $100,000 per incident. Based on experience, we have accrued $739,000 for this contingency as of December 31, 2004. No assurance can be given that the number of claims will not exceed historical experience or that claims will not exceed available insurance coverage or that we will be able to maintain the same level of insurance.

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

Ring has a defined benefit pension plan (the “Ring pension plan”), which covers approximately 750 members formerly associated with Ring. There are no active members in the defined benefit plan. The Ring pension plan is administered externally and professional investment managers hold the assets separately. The Ring pension plan is funded by Company contributions at rates recommended by an actuary based on the “Minimum Funding Requirement” (“MFR”). The U.K. government has introduced new pension legislation which, when it becomes effective, will abolish the MFR and replace it with funding standards individually tailored to the circumstances of plans and employers. The legislation also introduces provisions, previously announced in June 2003, whereby (i) solvent employers who choose to terminate their defined benefit pension plans will have to meet the full buyout costs of all members’ benefits and (ii) a pension protection fund is to be introduced to guarantee members a specified minimum level of pension when the employer becomes insolvent. All employers with defined benefit pension plans will pay a flat rate levy and those employers with plans that are under funded, such as Ring, will have to pay a higher premium to the protection fund. The amount of the levy has not been determined. The full buyout cost is considerably higher than the MFR cost. We do not intend to terminate the Ring pension plan in the foreseeable future. In conjunction with the changes announced by the U.K. government in June 2003, the Company recorded a net equity charge of $2.7 million to other comprehensive income (pretax charge of $3.9 million net of income taxes of $1.2 million) to increase the accrued pension cost recorded in the September 30, 2003 balance sheet to the unfunded accumulated benefit obligation as of such date of $8.9 million. In September 2004, the Company recorded a net equity charge of $797,000 to other comprehensive income (pretax charge $1.1 million net of taxes of $342,000) to increase the pension obligation in the September 30, 2004 balance sheet to the unfunded accumulated benefit obligation as of such date of $10.8 million. As a result of the change in U.K. law, at some time in the future, the Company must negotiate with the trustees of the Ring pension plan regarding the amount of cash to be contributed by the Company to the Ring pension plan. The Company has not begun these negotiations but expects that future funding obligations will increase.

As of December 31, 2003, Ring had approximately 9.5 million outstanding convertible preference shares of which third parties held approximately 2.5 million shares representing a minority interest of approximately $1.1 million. On January 1, 2004, the preference shares were converted into common shares of Ring on the basis of two common shares of Ring for every five preference shares. As of December 31, 2004, the minority interest related to this conversion totaled approximately $1.1 million.

On February 27, 2004, the Company sold its Miami office building for $2.5 million. The Company then subsequently signed a ten-year office lease with the new owners. The monthly lease payments on this lease are $20,833.

The Company incurs certain costs associated with being a publicly traded company. Beginning with fiscal year 2005, the direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance will add significantly to that cost. We have received estimates of the expenses associated with implementing the additional processes and procedures necessary for Section 404 compliance and the fiscal year 2005 required attestation of those controls. These estimates have ranged from $700,000 to approximately $1.7 million. The cost of initial implementation and on-going compliance is particularly high for the Company due to the multiple geographic areas in which it operates. Moreover, Section 404 compliance will inevitably result in a diversion of management time and attention from other duties. The Company is monitoring the cost of operating as a public company to determine whether in the Company’s judgment the direct and indirect costs outweigh the benefits to the Company and its shareholders. If we determine that the costs of operating as a public company outweigh the benefits to the Company and its shareholders, then we would seek to deregister our common stock with the Securities and Exchange Commission. As a result of the deregistration, the Company’s common stock would no longer be listed on Nasdaq.

Impact of New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our fourth quarter of fiscal 2005. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. At December 31, 2004, we were not a party to transactions contemplated under EITF Issue No. 04-8.

On October 22,2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect the Company. The Company is in the process of analyzing the law in order to determine its effects, if any, on the Company’s consolidated financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposure during the three months ended December 31, 2004 that would require an update to the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC on January 13, 2005.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this Form 10-Q or incorporated by reference:

Exhibit Number	Description
10.1(a)	Consent and Waiver, dated as of October 2004, by and among Congress Financial Corporation (Florida), in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, the financial institutions which are parties to the Loan Agreement as lenders, Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Arctic Products Limited, Van-Line Limited, and Catalina International Limited, as Borrowers; British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, Ring Limited, Catalina Lighting, Inc. and Meridian Lamps, Inc., as Guarantors. (1)

10.1(b)	Consent and Amendment No. 1 to Loan and Security Agreement, dated as of December 29, 2004, by and among Congress Financial Corporation (Florida), in its capacity as agent pursuant to the Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders, the financial institutions which are parties to the Loan Agreement as lenders, Catalina Industries, Inc., Catalina Merchandising, Inc., Ring Lamp Company Limited, BMAC Limited, Lancer Products Limited, Grove Products (Caravan Accessories) Limited, Lighten Point Corporation Europe Limited, Arctic Products Limited, Van-Line Limited, and Catalina International Limited, as Borrowers; British Syphon Industries Limited, Graystone Ring Limited, Ring Group Limited, Ring Parts Limited, Marshall’s Universal Limited, Hovekey Limited, Newton Mill Limited, Ring Limited, Catalina Lighting, Inc. and Meridian Lamps, Inc., as Guarantors. (1)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(1)	Incorporated by reference to exhibit with corresponding number filed with the registrant’s Annual Report on Form 10-K for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on January 13, 2005.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALINA LIGHTING, INC.

/s/ Robert Varakian
Robert Varakian
President and Chief Executive Officer

/s/ Gary Rodney
Gary Rodney
Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.